Form 10QSB
period 1999-09-30
NOVAMED INC
filed 1999-11-15
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(MARK ONE)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to ------------------.


    COMMISSION FILE NUMBER: 0-26927


                                  NOVAMED, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                         77-0443643
         ------                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)



      623 HOOVER STREET, MINNEAPOLIS, MINNESOTA             55413
      -----------------------------------------             -----
      (Address of principal executive office)             (Zip Code)


                                  (612)378-1437
                                 ---------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES                       NO XX

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 10, 1999 was 13,845,852.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------





                                                                        PAGE

Consolidated balance sheet at September 30, 1999 (unaudited).................F-2

Consolidated statement of operations for three months
     and nine months ended September 30, 1999 and 1998 (unaudited)...........F-3

Consolidated statement of cash flows for the nine months
     ended September 30, 1999 and 1998 (unaudited)...........................F-4

Notes to consolidated financial statements...................................F-5

                                                                   NOVAMED, INC.



                                                      CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 1999 (UNAUDITED)

-------------------------------------------------------------------------------



                                     ASSETS

Current assets:

     Cash                                                    $           72,905
     Receivables, net                                                   344,658
     Inventories                                                        670,439
     Prepaid expense                                                          -
                                                             ------------------

                  Current assets                                      1,088,002

Property and equipment, net                                              44,580
Other assets                                                             73,768
                                                             ------------------
                                                             $        1,206,350
                                                             ------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable and accrued liabilities                $          964,842
     Related party payables                                              69,622
                                                             ------------------

                  Total current liabilities                           1,034,464
                                                             ------------------

Commitments and contingencies                                                 -
                                                             ------------------

                  Total liabilities                                   1,034,464
                                                             ------------------

Stockholders' equity:

     Common stock, par value $.001 per share;
       authorized 50,000,000 shares, issued and

       outstanding 13,845,852 shares                                     13,846
     Additional paid-in capital                                       4,266,480
     Stock subscription receivable                                      (55,000)
     Cumulative translation adjustment                                   65,615
     Accumulated deficit                                             (4,119,055)
                                                             ------------------

                  Total stockholders' equity                            171,886
                                                             ------------------
                  Total liabilities and
                    stockholders' equity                     $        1,206,350
                                                             ------------------


-------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                                                                   NOVAMED, INC.




                                            CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------





                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,

                                                    (Unaudited)                     (Unaudited)

                                          ----------------------------------------------------------------
                                                    1999            1998           1999            1998
                                          ----------------------------------------------------------------
Net sales                                 $        318,511    $    237,433     $ 1,304,638     $   871,564
                                          ----------------------------------------------------------------

Costs and expenses:

  Cost of sales                                    173,920         178,417         714,892         650,571
  Selling, general and administrative              367,761         611,274       1,165,750         825,342
  Research and development                           3,456               -         207,556               -
                                          ----------------------------------------------------------------
                                                   545,137         789,691       2,088,198       1,475,913
                                          ----------------------------------------------------------------

Operating loss                                    (226,626)       (552,258)       (783,560)       (604,349)

Other income                                           210               -         100,597               -
                                          ----------------------------------------------------------------

Loss before income taxes                          (226,416)       (552,258)       (682,963)       (604,349)

Income taxes                                             -               -               -               -
                                          ----------------------------------------------------------------

     Net loss                             $       (226,416      $ (552,258)    $  (682,963)     $ (604,349)
                                          ----------------------------------------------------------------

Loss per common shares -
  basic and diluted                       $           (.02)    $     (.07)    $      (.05)     $     (.13)
                                          ----------------------------------------------------------------

Weighted average shares basic and
  diluted                                       13,513,000       7,492,000      13,634,000       4,692,000
                                          ----------------------------------------------------------------



--------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements
                                                                            F-3

                                                                   NOVAMED, INC.



                                            CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                Nine Months Ended
                                                                                  September 30,

                                                                                   (Unaudited)

                                                                       -----------------------------------
                                                                             1999              1998
                                                                       -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $        (682,963)    $    (604,349)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:

         Depreciation                                                              3,803             6,762
         Stock issued for services                                               220,000                 -
         Stock based compensation                                                127,803                 -
         (Increase) decrease in:

              Receivables                                                        (13,832)         (103,010)
              Inventories                                                       (187,139)           69,932
              Prepaid expenses                                                     1,707            24,318
              Other                                                              (73,768)          (17,902)
         Increase (decrease) in:

              Accounts payable and accrued liabilities                           523,538            92,078
              Related party payable                                             (109,778)       (3,226,441)
                                                                       -----------------------------------

                  Net cash provided by (used in)

                  operating activities                                          (190,629)       (3,758,612)
                                                                       -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES-

     purchase of property and equipment                                          (12,307)           (9,995)
                                                                       -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from note payable                                                        -                 -
     Issuance of common stock                                                    165,000         4,067,752
                                                                       -----------------------------------

                  Net cash provided by

                  financing activities                                           165,000         4,067,752
                                                                       -----------------------------------

Effect of exchange rate changes on cash                                          (18,913)          (27,786)
                                                                       -----------------------------------

Net increase (decrease) in cash                                                  (56,849)          271,359

Cash, beginning of period                                                        129,754            46,465
                                                                       -----------------------------------

Cash, end of period                                                    $          72,905$          317,824
                                                                       -----------------------------------


--------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                                                                   NOVAMED, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine months and three months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations and cash flows for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per share is based on the weighted average number of shares outstanding at September 30, 1999 and 1998, respectively.














--------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENT

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. The Company is a medical device holding company that develops, manufactures, and markets hydrogel and saline filled breast implant products that are used in primary augmentations, revisions, or reconstructive procedures.

The Company manufactures and markets two different pre-filled single lumen mammary prostheses (breast implants), THE NOVAGOLD(TM) AND THE NOVASALINE(TM). These products are designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products are used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The company's flagship product is the novagoldtm breast implant, which utilizes a unique water based filling material that is designed to be biocompatible and therefore safe for human use. The Company has further developed an inflatable novasalinetm breast implant product. The Company has not obtained FDA approval to sell any of its products in the United State.

The Company had anticipated being able to sell the NOVASALINE(TM) implants into the United States by the end of 1999. However, the FDA announced on August 19, 1999 (21 CFR Part 878) that all saline filled implants sold in the United States must evidence the collection of sufficient clinical information through the submission to the FDA of a Pre-Market Approval (PMA) document by November 17, 1999 in order to continue distribution of saline filled implants. The Company is yet to place either the pre-filled or inflatable NOVASALINE(TM) implants into production for distribution in the United States and as a result does not have the requisite clinical information that would satisfy the FDA's call for a PMA. Therefore, the Company does not expect to be able to market in the United States either the pre-filled NovaSaline(TM) product nor the inflatable NovaSaline(TM) product prior to 2002. The Company intends to file an IDE for the pre-filled NovaSaline(TM) product which will require at least eighteen months of clinical study and submission to the FDA prior to receiving clearance to market this product in the United States. The Company has no present intention of conducting a clinical trial for the inflatable NovaSaline(TM) though this decision is subject to ongoing regulatory and competitive marketing developments. Further, the Company must pass a FDA audit of the Minneapolis, Minnesota facility prior to manufacturing products for sale in the United States. The Company reasonably expects to pass an FDA audit prior to obtaining clearance for marketing its products in the United States.

THE NOVAGOLD(TM) product has been submitted to the FDA for review and approval under an InvestigationDevice Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLD(TM) may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may never be able to obtain FDA approval

RESULTS OF OPERATIONS

Net sales were $318,511 and $1,304,638 for the three and nine months ended September 30, 1999, compared to $237,433 and $871,564 for the comparable period in 1998, an increase of 34% for the three month period and 50% for the nine period ended September 30 ,1999. The increase in net sales was the result of an increased demand for the Company's product in Germany.

COST OF SALES

Costs of sales were $173,920 and $714,892 for the three and nine months ended on September 30, 1999, compared to $178,417 and $650,571 for the comparable periods in 1998. The costs of sales decreased in relation to net sales as a result of a decrease in selling, general and adminstrative expenses.


LOSSES

The Company recorded net losses of $226,416 and $682,963 for the three and nine months ended September 30, 1999 as compared to net losses $552,258 and $604,349 for the comparable period in 1998. The substantial decrease in losses for the three months ended September 30, 1999, were attributable to an increase in sales and a substantial decrease in selling, general and administrative expenses for the quarter.

The Company expects to continue to incur losses at least through fiscal 1999 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

EXPENSES

Selling, general and administrative expenses were $367,761 and $1,165,750 for the three and nine months ended September 30, 1999 as compared to $611,274 and $825,342 for the comparable period in 1998. The selling, general and administrative costs decreased $243,513or 40% for the three months ended September 30, 1999 over the comparable period as a result of a decrease in outside consulting fees paid. However, selling, general and administrative costs increased $340,408 or 41% for the nine months ended September 30, 1999, over the comparable period in 1998 as result of increased marketing activities.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company has expended significant resources on Research and Development which includes regulatory compliance expenses. The trend is likely to continue into the near future as new products seek introduction in the United States. However, sales are now rising significantly, therefore, the Company expects a swing from using cash in operating activities to providing cash from operating activities for the last quarter in 1999.

At September 30, 1999, the Company had current assets of $1,088,002 and total assets of $1,206,350 as compared to $945,587 and $981,663, respectively at December 31, 1998. At September 30, 1999, the Company had net working capital of $53,538.

Net cash flow used in operations were $190,629 for nine months ended September 30, 1999 as compared to cash flows used in operation of $3,758,612 for the comparable period in 1998. The substantial decrease in cash flows used in operations for the nine months ended September 30, 1999, was primarily attributable to a $3,648,834 decrease in related party payables.

Cash flow generated from financing activities was $165,000 for the nine months ended September 30, 1999 and $4,067,752 for the comparable period in 1998. The Company's financing activities primarily consisted of private placements of its common stock.

The Company has funded its cash needs from inception through September 30, 1999 with a revenues from operations, a series of debt and equity transactions, including several private placements and a convertible bond issuance. The Company expects its cash needs to be primarily satisfied from sales of its products over the next twelve months.


                                     PART II


ITEM 1.       LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to exhibits on page of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed On its behalf by the undersigned, thereunto duly authorized, this day of November 1999.

NOVAMED, INC.

      /s/
--------------------
Ruairidh Campbell                                       November 15 , 1999
President, Chief Executive Officer and Director


    /s/                                                 November 15 , 1999
--------------------
Ruairidh Campbell
Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT       PAGE         DESCRIPTION

NO.      NO.

3(I)      *           Articles of  Incorporation of the Company formerly known
                      as Conceptual Technologies, Inc., a Nevada corporation dated November 26, 1996. (Incorporated herein by reference to the Company's Form 10SB/A-1 filed on November 2, 1999 as exhibit 2(i)).

3(II)     *           By-laws  of  the  Company   adopted  on  November   12,
                      1996.(Incorporated  herein by reference  to the  Company's
                      Form 10SB/A-1 filed on as exhibit 2(iv)).

                  MATERIAL CONTRACTS

NO MATERIAL CONTRACT WERE ENTERED INTO DURING THE QUARTER ENDED SEPTEMBER 30, 1999.

27       9            Financial Data Schedule  "CE"