Form 10KSB
period 1999-12-31
NOVAMED INC
filed 2000-03-30
CIK 1036478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _________to ________.

     Commission file number:000-26927
                            ---------

                                  NOVAMED, INC
                                 ---------------
                 (Name of Small Business Issuer in Its Charter)


          Nevada                                         58-2027283
         --------                                        -----------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


              623 Hoover Street N.E., Minneapolis, Minnesota 55413
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 378-1437
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of each Exchange on Which Registered
        -------------------           -----------------------------------------
  Common Stock ($0.001 Par Value)                        None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X                   No
                                   ------                ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ X ].

The issuer's net sales for the year ended December 31, 1999, were $ 1,635,346.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $16,831,896 based on the average closing bid and asked prices for the Common Stock on March 28, 2000

At March 28, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 15,231,464.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property.........................................15

Item 3.       Legal Proceedings...............................................16

Item 4.       Submission of Matters to a Vote of Security-Holders.............16


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........16

Item 6.       Management's Discussion and Analysis or Plan of Operation.......17

Item 7.       Financial Statements............................................20

Item 8.       Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure.......................21

                                    PART III

Item 9.       Directors and Executive Officer  ...............................21

Item 10.      Executive Compensation..........................................22

Item 11.      Security Ownership of Certain Beneficial
                 Owners and Management........................................23

Item 12.      Certain Relationships and Related Transactions..................24

Item 13.      Exhibits, List and Reports on Form 8-K..........................24

              Signatures .....................................................25

                                     PART I

This Report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.       DESCRIPTION OF BUSINESS

A.   Corporate Organization

     As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. NovaMed, Inc. was incorporated in Nevada on November 26, 1996, as Conceptual Technologies, Inc. On April 9, 1998, the Company changed its name to reflect the acquisition of the operating subsidiaries of NovaMed Medical Products Incorporated (NMMP), and the resultant operational focus to the development, manufacture, and sale of mammary prosthesis devices.

     The Company acquired the operating subsidiaries of NMMP, pursuant to a Stock Purchase and Sale agreement dated February 25, 1998. NMMP was formed as a Nevada corporation in October of 1994 with the intent of producing a breast implant that would provide a safe and credible alternative to silicone gel filled implants. All of the outstanding shares of the three NMMP subsidiaries, NovaMed Medical Products Manufacturing Inc., NovaMedical Products GmbH and NovaMed Medical Supplies Corporation were purchased for 6,301,558 shares of the Company's common stock.

B.   Description of Business

     The Company is a medical device holding company that develops, manufactures, and markets hydrogel and saline filled breast implant products that are used in primary augmentations, revisions, or reconstructive procedures. Primary breast augmentation is the process by which breast implants are used to enhance the size or shape of a woman's breast for aesthetic reasons. Breast implant surgery is usually performed in an outpatient operating room, either in a surgeon's office or at a hospital. If the surgery is for augmentation purposes, the surgery is typically performed on an outpatient basis and general anesthesia is most commonly used. Augmentation surgery usually lasts one to two hours during which the surgeon makes an incision and creates a pocket for the implant. The implant is placed in the pocket and the incision is closed with stitches and tape. Reconstructive surgery typically occurs at a hospital and can often require more than one operation over several months.

     The Company currently derives all of its sales revenue from the sale of prosthesis products outside of North America. The Company expects that sales of such products will continue to represent a substantial portion of its sales revenue unless and until the Company develops and markets additional products.

     The Company submitted its Investigational Device Exemption (IDE) application to the Food and Drug Administration ("FDA") on January 9, 1999 for the purpose of obtaining permission from the FDA to start clinical trial of the NOVAGOLD(TM) breast implant in the United States. The FDA responded on February 11, 1999 with certain deficiencies related to the IDE submission that required a Company response. The Company resubmitted its NOVAGOLD(TM) IDE submission on March 28, 2000 with responses to the FDA's noted deficiencies and additional information pertaining to the NOVAGOLD(TM). The Company anticipates clinical trials to start before the end of 2000, subject to FDA's acceptance of the NOVAGOLD(TM) IDE.

     On April 22, 1999, the Company submitted a 510k application to obtain clearance from the FDA for the NOVASALINE(TM) inflatable breast implant. On June 8, 1999, the Company submitted a 510k application to obtain clearance for the NOVASALINE(TM) pre-filled breast implant. The Company subsequently obtained scientific clearance to market both products subject to an audit of the designated manufacturing facility. However, the FDA announced on August 18, 1999 (21 CFR Part 878), that all companies involved in the sale of saline filled implants in the United States must evidence the collection of sufficient clinical information through the submission of a Pre-Market Approval (PMA) document by November 17, 1999 in order to continue or commence the distribution of saline filled implants. Since the Company had not at that time commenced the sale of saline filled implants in the United States, it was unable to produce the requisite clinical data that would satisfy the FDA's requirement. The Company is yet to determine whether to pursue an IDE for either of its NOVASALINE(TM) breast implants due to the high cost of conducting appropriate clinical trials, in addition to continuing regulatory and competitive marketing developments.

     The Company has also begun efforts to increase its manufacturing capabilities, based in part upon an expectation of increased sales as a direct and indirect result of its new relationship with Inamed Corp. which has caused the Company to seek government guaranteed loans and grants in the amount of approximately twelve million seven hundred thousand dollars ($12,700,000) for the purpose of building a new manuacturing facility in Germany. Two million, five hundred thousand dollars ($2,500,000) of that amount to be offered as a non repayable grant. The loan program offered by the German state government of North Rhine Westphalia is designed to attract businesses that utilize new technologies. The Company's application has been accepted. Management is now in the process of making a final determination of whether to proceed with the building program. For more information on this prospective facility, see "Item
3. Description of Property."

Inamed Corporation Strategic Alliance Agreement

     A component to the success of the Company will be the realization of the terms of a Strategic Alliance Agreement entered into on March 25, 1999 with Inamed Corporation (the "Agreement"), the world's number one seller of breast implants. The Agreement grants to Inamed the exclusive right to sell the Company's pre-filled NOVAGOLD(TM) and NOVASALINE(TM) breast implants world wide, subject to defined criteria, in exchange for Inamed's obligation to purchase a minimum number of the Company's products over the term of the Agreement and the satisfaction of certain milestone payments which include Inamed's funding of the Company's FDA clinical trial of the NOVAGOLD(TM) product. The term of the

Agreement is defined as the later of March 25, 2014 or the expiration date of the last significant patent for the Company's products.

     Sales outside the United States. The Agreement provides for certain quantities of the Company's products to be sold in specific territories broadly divided into U.S. and Non-U.S. with the specific exclusion of Germany. Outside of the United States, Inamed is required to purchase minimum quantities of the pre-filled NOVAGOLD(TM) and NOVASALINE(TM) products as follows: Year One 12,000 units, Year Two 24,000 units, Year Three 24,000 units. Minimum quantities for all years remaining over the term of the Agreement will be based upon a rolling average of the prior two year's sales, but in no event less than 24,000 units per year after Year Three. Year One is determined to be a sixteen month period for the purposes of the Agreement, commencing on the delivery date of Inamed's first purchase order. The Company is yet to make a delivery of products pursuant to the Agreement.

     The initial pricing under the Agreement for the NOVAGOLD(TM) and NOVASALINE(TM) products will be $300 and $200 respectively, per unit. Beginning in the year 2000, the Company and Inamed will review the prices per unit on an annual basis with discretion to make price adjustments based upon manufacturing costs, end-user pricing, volume purchases and the competitive environment in the marketplace. The overall price structure is predicated upon a cost plus basis, which is designed to ensure that Inamed, receives at least a 50% gross margin from sales. Therefore, the price per unit subsequent to the year 2000 could vary, however, the Company does not anticipate any substantial pricing variation.

     Inamed will be required to purchase an aggregate of 342,000 units over the term of the Agreement outside of the United States in order to maintain sales exclusivity. The Agreement does not distinguish between the number of NOVAGOLD(TM) and NOVASALINE(TM) products to be purchased by Inamed, therefore, the Company can reasonably expect a minimum aggregate gross sales revenue of $68,400,000, utilizing the lower NOVASALINE(TM) $200 per unit sales price, over the term of the Agreement. Should Inamed fail to meet the minimum purchase requirements in any given year, the Agreement permits Inamed to maintain exclusivity by paying a deficiency payment of $67.50 per unit for the number of units not purchased pursuant to minimum requirements. The Company has the option to decline deficiency payments and terminate Inamed's right to exclusivity if the minimum purchase requirement for the sales outside of the United States falls 25% below agreed volumes for the first two years of operation or below 20% of agreed volumes for any year after the second year.

     Sales Within Germany and to Current Distributors. The Agreement specifically exempts Germany from the Non-US sales territory in the near future. The Company and Inamed have agreed to discuss the option of transitioning the Company's sales business in Germany to Inamed's German sales subsidiary on a mutually agreeable basis. The Agreement also permits the Company to continue its current distribution relationships with third party sales representatives in the Non-US territory in order to avoid any negative legal consequences of terminating these relationships. The Company is to use its best efforts in concluding these relationships by December 31, 2000.

     Sales within the United States. The Company's products are not currently available for sale in the United States. Subject to obtaining FDA clearance to market the Company's products in the United States, the Company and Inamed have agreed to form a joint venture for the exclusive manufacture and sale of the NOVAGOLD(TM) product. Should FDA clearance be obtained, the Agreement obligates Inamed to purchase through the joint venture a minimum number of NOVAGOLD(TM) product as follows: Year One 12,000 units, Year Two 18,000 units, Year Three 24,000 units. Minimum quantities for all years remaining over the term of the Agreement will be based upon a rolling average of the prior two year's sales, but in no event less than 24,000 units per year after Year Three. Further, should the FDA not approve silicone gel for use in cosmetic augmentation, then Inamed's minimum purchase requirement for sales in the United States will double starting in the second year subsequent to FDA clearance of the NOVAGOLD(TM) product.

     The Agreement does not fix the price to be paid by the joint venture to the Company for the NOVAGOLD(TM) product. Certainty as to future decisions of the FDA related to whether clearance to sell the NOVAGOLD(TM) product in the United States will ever be granted, or whether silicone gel filled implants will ever be permitted for use in cosmetic surgery, cannot be determined at this time. Therefore, the Company cannot provide a minimum aggregate sales revenue figure for sales of the NOVAGOLD(TM) implant in the United States. However, the Company can reasonably expect, if FDA clearance to market is obtained, that the price paid by the joint venture for minimum obligations agreed upon with Inamed will be at least equal to that price per unit agreed for the sale of NOVAGOLD(TM) outside of the United States. Therefore, provided FDA approval is received, the Company expects that the minimum number of units purchased by Inamed for use within the United States would be 342,000, which would generate income of $102,600,000. However, the Company cannot guarantee that FDA approval will be obtained and therefore cannot guarantee the purchase of any units inside the United States by Inamed. If the Company should not receive FDA approval the minimum number of units required to be purchased by Inamed would be zero. Should FDA clearance to market be obtained for the NOVAGOLD(TM) product and Inamed fails to meet the minimum purchase requirements in any given year, the Agreement permits Inamed to maintain exclusivity by paying a deficiency payment of $67.50 per unit for the number of units not purchased pursuant to minimum requirements. The Company has the option to decline deficiency payments and terminate Inamed's right to exclusivity if the minimum purchase requirement for the sales within the United States falls 25% below agreed volumes for the first two years of operation or below 20% of agreed volumes for any year after the second year.

     Inamed's Agreement to Fund the NOVAGOLD(TM) FDA Clearance and Milestone Payments. The Agreement obligates Inamed to fund the FDA clearance for the NOVAGOLD(TM) product in a process valued at two million dollars ($2,000,000) and to make certain milestone payments to the Company totaling eight million dollars ($8,000,000). The milestone payments commence upon the FDA's approval of the Investigative Device Exemption ("IDE") for NOVAGOLD(TM) in the United States. Inamed will pay two million ($2,000,000) within 30 days after such approval and an additional two million ($2,000,000) within 30 days after the clinical trials are fully enrolled. Within 30 days after the FDA approves the Pre-Market Approval Application ("PMA") for NOVAGOLD(TM), Inamed will pay an additional two million ($2,000,000) dollars. Inamed will make a final payment of two million dollars ($2,000,000) upon the FDA's decision to clear the NOVAGOLD(TM) for market.

C.   Description of the Company's Products

     The Company manufactures and markets two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLD(TM) and the NOVASALINE(TM) . These products are designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products are used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company's flagship product is the NOVAGOLD(TM) breast implant, which utilizes a unique water based filling material that is designed to be biocompatible and therefore safe for human use. The Company has further developed an inflatable NOVASALINE(TM) breast implant product.

     The Company produces its own products through wholly owned subsidiaries located in Minneapolis, Minnesota and Monheim, Germany. Products are manufactured pursuant to Company owned patents or patents for which the Company is the exclusive licensee.

     The Company owns the following U.S. Patents:
              o       #5,067,965 alternative fill material patent
              o       #5,662,708 alternative fill material patent
              o       #4,955,909 textured shell surface patent
              o       #5,630,844 water vapor barrier shell patent

     The Company has the following Patents pending:
              o       08/924,457 alternative fill material submission
              o       08/858,098 biocompatible catheter
              o       09/318,036 saline implant with single valve

     The Company has the following European Patents pending:
              o       96 926 926.5 alternative fill material submission

     The products are comprised of two major component parts, the outer shell and the inner filling material. Shell production is accomplished in Minneapolis, Minnesota by NovaMed MN. Component parts are then shipped to Monheim, Germany for final manufacturing and distribution by NovaMed GDR. The Company also intends to complete, subject to requisite regulatory and manufacturing approvals, the production process for the pre-filled NOVASALINE(TM) breast implant from the NovaMed MN facility in Minneapolis.

D.   Description of Technology

     The Company has researched and developed a range of breast prostheses based upon patented technology. Confirmation of that technology has been through the evaluation of results stemming from research protocols conducted by the Company or contracted by the Company to third party research groups.

     The safety and biocompatibility of the fill material used in the NOVAGOLD(TM) breast implant was proven by the Company after subjecting the finished product to a battery of biocompatibility testing in accordance with guidelines in Europe and the United States. The toxicochemistry of the filling material was evaluated by implanting gel samples in 15 test rabbits for a 28 day period. The results of these tests indicated that the NOVAGOLD(TM) gel fill material was non-irritant, non-toxic and biocompatible and therefore suitable for use in medical devices. The Company's finished products have been subjected to rigid and strenuous mechanical testing. The most frequently encountered mechanical load on breast implants is fatigue, the result of oscillations from ordinary movement, such as walking or jogging. Like other materials, the shell of breast prostheses are subject to a finite fatigue lifetime when repeatedly stressed or strained. The Company used an outside laboratory to perform fatigue testing on 35 samples of the Company's shell at a frequency of 1Hz (one cycle per second), which equates to the frequency of movement experienced under normal conditions in the body. The results of that test indicated the long term performance of the product to be 5 to 10 years in accordance with accepted industry standards .

     The best indication of the efficacy of the Company's products has come from patient feedback. Over four years of commercial experience with NOVAGOLD(TM) around the world, involving the sale of approximately 12,000 implants, patients have identified a complication rate of 1.37%. Complaints reported included capsular contracture, seromas and hemotomas. Although any complications are serious matters, the complaint rate related to Company products is minimal and not uncommon for any particular medical device. Otherwise, patients that have the NOVAGOLD(TM) implants are generally pleased with their results.

     Despite these affirmations of the Company's technology, there is no guarantee that the Company will obtain the necessary regulatory clearance to sell its products in the United States.

     Both the NOVAGOLD(TM) and the pre-filled NOVASALINE(TM) prostheses consist of a single silicone elastomer (rubber) shell filled with either a water based gel like material or with sterile saline (salt water). Both may be offered as either a smooth or textured implant, depending on customer demand. Currently, the products are offered only as textured implants, meaning that the surface of the implant's shell is patterned through a patented process (US Patents # 4,955,909 and # 5,630,844). This textured pattern provides a surface which has been shown to help reduce the incidence of capsular contracture, best described as a hardening of the breast as scar tissue forms around the implant. The textured surface provides a multi planar surface for the scar tissue to form around, thus reducing the strength of the scar tissue. However, the Company does intend to offer smooth NOVAGOLD(TM) and NOVASALINE(TM) implants as part of an expansion of its present product range.

     Pre-filled products consist of a single silicone elastomer (rubber) shell that is patched and filled by the Company with either a water based gel like material (NOVAGOLD(TM)) or with sterile saline, salt water, (NOVASALINE(TM) pre-filled). The pre-filled products are then sealed and delivered to the physicians ready for use in the augmentation or reconstructive surgery. Inflatable products also consist of a silicone elastomer (rubber) shell that incorporates a unique one-piece, self sealing filling valve / filling patch assemble. Physicians use the shell's valve assembly to fill the implant with saline during the actual surgery, enabling the physician to make volume adjustments to the implants once they are placed in the body.

1.   NOVAGOLD(TM)

     The NOVAGOLD(TM) product is a patented single lumen alternative filling material breast implant (US Patents # 5,067,965 and # 5,662,708) , developed in response to demand for a replacement to silicone-gel filled implants. The filling material is a hydrogel, meaning that is it is a water based gel material. The current filling material consists of a low molecular weight polyvinylpyrollidone (PVP, K-17), a rheological control agent, and water. PVP is a biocompatible polymer which has been used in medical products for decades. PVP has been used as a plasma expander, as a carrier for pharmaceuticals, and topically in cosmetics. The rheological control agent is a substance generally recognized as safe (GRAS) which was added to enhance the feel and thickness of the gel filling material so that the device would feel more like natural breast tissue when implanted. Despite the negative health connotations of silicone gel, the viscosity achieved with silicone is considered the standard by which all other fill materials are judged. The viscosity of the PVP filling material gives the NOVAGOLD(TM) breast implant the feel of silicone gel-filled implants, enabling it to compete successfully where silicone gel breast implants are still available for use in routine cosmetic augmentations. Like silicone gel, PVP-hydrogel filling material acts as a lubricant to the outer silicone shell, potentially decreasing the effect of biomechanical stresses on the shell over time. These stresses can lead to early degradation of the shell, and early rupture or leakage of the implant.

     The PVP-hydrogel filling material has additional advantageous design characteristics:

a.   Water Based

     NOVAGOLD(TM)'s filling material is water based and therefore is expected to be excreted from the body in the event of a rupture or leakage of the implant. While silicone gel appears to be inert, silicone gel is not excretable from the body and has been shown to migrate throughout the body after a rupture. Further, it is difficult to remove silicone gel from the body in the event that a ruptured device should need to be removed.

b.   Radiolucent

     Another advantage that the PVP-hydrogel filling material has over silicone gel is that the NOVAGOLD(TM)'s filling material appears to be more radiolucent to X-rays than silicone or saline fill materials. NOVAGOLD(TM)'s PVP-hydrogel allows transmission of X-rays during routine mammography, something that silicone gel does not do easily. More X-rays or a high dose of X-ray is required during mammography of a woman with silicone gel filled implants. Thus NOVAGOLD(TM)'s increased radiolucency may allow easier or earlier detection of breast tumors in women that have implanted the NOVAGOLD(TM) versus silicone gel implants.

c.   Osmotically  Balanced

     The PVP-hydrogel filling material has been demonstrated to be osmotically balanced within the body unless a rupture or leak occurs in the implant. The Company conducted a study utilizing 20 sterilized implants and subjected the implants to degrees of temperature over time effected to simulate the condition of the implant within the body. Test results confirmed that the implant did not take up additional volume from the body over time. The Company's study and an absence of customer complaints related to volume uptake caused by osmotic imbalance within the body indicates that osmotic balance has been achieved.

2.  Pre-filled NOVASALINE(TM)

     The pre-filled NOVASALINE(TM) breast implant was developed as a product to be marketed in countries where a demand for breast implants existed, but where no implants other than those filled with saline are permitted for primary cosmetic augmentations. The primary market for the pre-filled NOVASALINE(TM) implants is France. The United States is a potential primary market for the products, pending FDA approval , the pre-filled NOVASALINE(TM) implants are not presently available for sale in the United States.

      One benefit of the pre-filled NOVASALINE(TM) implant is that it is saline filled. In the event of rupture, only salt water is released into the body. Another advantage of the pre-filled NOVASALINE(TM) is that the physician cannot introduce substances into the device during surgery. Physicians have independently added steroids and other antibiotics into inflatable prostheses in the past. The device is sold pre-filled, sealed, and sterilized, thereby lowering the risk of microbial contamination during surgery.

3.     Inflatable NOVASALINE(TM)

     The inflatable NOVASALINE(TM) breast implant was also developed to be marketed in countries where a demand for breast implants existed, but where no implants other than those filled with saline are permitted for primary cosmetic augmentations. The potential primary markets for the inflatable NOVASALINE(TM) implants are the United States and France. The inflatable NOVASALINE(TM) implants are not presently available for sale in any market.

     The inflatable NOVASALINE(TM) implant offers advantages best understood by the physician in connection with the actual surgery. Since the implant is inflatable, the incision required to perform the procedure is less intrusive. Physicians are also able to fill individual implants to insure that an equal balance is realized for each breast, as many patients approach physicians with complaints related to disproportionate breast sizes. The inflatable NOVASALINE(TM) is yet to be marketed.

E.   Marketing

     The Company believes that it can substantially increase its share of the worldwide market for the sale of breast implants within five years. This goal is predicated upon receiving FDA clearance of the Company's products in addition to implementation of the Strategic Alliance Agreement with Inamed Corporation. FDA acceptance would enable the Company to sell products in the North American market, and the agreement with Inamed will ensure effective distribution.

     The Company had anticipated being able to sell the inflatable NOVASALINE(TM) and pre-filled implants into the United States by the end of 1999. However, the FDA announced on August 19, 1999 (21 CFR Part 878) that all companies involved in the sale of saline filled implants in the United States must evidence the collection of sufficient clinical information through the submission to the FDA of a Pre- Market Approval (PMA) document by November 17, 1999 in order to commence or continue distribution of saline filled implants. The Company is yet to place either the pre-filled or inflatable NOVASALINE(TM) implants into production for distribution in the United States and as a result does not have the requisite clinical information that would satisfy the FDA's call for a PMA. Therefore, the Company does not expect to be able to market in the United States either the pre-filled NOVASALINE(TM) product nor the inflatable NOVASALINE(TM) product. Further, the Company must pass an FDA audit of the Minneapolis, Minnesota facility prior to manufacturing products for sale in the United States. The Company reasonably expects to pass an FDA audit prior to obtaining clearance for marketing its products in the United States.

     The Company's immediate marketing strategy is to focus on increasing NOVAGOLD(TM)'s market share in countries where it is currently approved, registered directly, or working with its distribution partner Inamed. The Company plans an increased advertising campaign through direct product mailings to doctors and distributors in countries where the product is approved. The Company also plans to advertise through the use of press conferences, television programs, newspaper articles, advertising in major consumer and medical journals, and an upgraded Internet site. The Company regularly attends major scientific meetings and trade show exhibitions throughout the world. The Company's clinical study investigators have presented their clinical findings at the annual meeting for Plastic Surgery in Venice, Italy in 1997, the Annual Meeting of Plastic Surgery in Istanbul, Turkey in 1998, the EQUAM Conference in Regensburg, Germany in 1998, and the Annual Meeting of Plastic Surgery in Bochum, Germany in 1998. The Company anticipates that the results of these studies will be published in major plastic surgery and gynecology journals worldwide.

F.   Regulatory Overview

1.   Introduction

     The two major global regulatory pathways for medical products are the United States Food and Drug Administration (FDA) regulatory pathway and the European/EEA type regulatory pathway, which is based on the ISO system of quality standards. Both systems are based on an assessment of the risk versus the benefit of a medical product. The trend is towards harmonization, in international regulatory pathways, though the FDA does not consider the European regulatory pathway to be as stringent a system as the FDA system. Most countries accept either FDA clearance or a CE mark as sufficient evidence that the manufacturer provides a quality product which conforms to international quality standards appropriate to the particular product.

2.  U.S. FDA Approval

     Although most recent scientific studies do not support the FDA's 1992 ban on silicone breast implants, breast implants in general are still under extreme scrutiny by the FDA, the media, and the public. FDA scrutiny developed from the philosophy that the safety and efficacy of a product is related to its final use. The FDA allows devices which save, support, or prolong life, to be marketed if the calculated benefit to the patient outweighs the risk to the patient. For cosmetic devices, the FDA has stated that "no risk" is acceptable, and appears to consider breast implants as strictly cosmetic devices. In the past, breast implants did not require Pre-Market Approval (PMA) but rather could make a 510k application which allows manufacturers to claim substantial equivalency to products which were established in the US marketplace before 1976. Unfortunately, that route is now not available for breast implant products.

     While the Company obtained a CE Mark (the European equivalent of FDA approval in the United States) on its breast implant products in 1996 allowing the manufacturing, marketing and sale of its products in the European Union, the Company has not yet obtained FDA approval for marketing and selling its breast implant products in the United States. The Company has submitted three products to the FDA: (1) the NOVAGOLD(TM) pre filled mammary prosthesis; (2) the NOVASALINE(TM) saline inflatable mammary prosthesis, and; (3) the NOVASALINE(TM) saline pre filled mammary prosthesis.

3.     NOVAGOLD(TM) Regulatory Pathway

     The 510k process is no longer an option for the NOVAGOLD(TM) mammary prosthesis. The FDA has informed the Company that NOVAGOLD(TM) is considered an alternative fill implant. As such, a formal product submission (Investigational Device Exemption or IDE) must be made and reviewed by FDA. As part of the IDE submission, the product must be studied in FDA sanctioned and controlled clinical trials before it can be placed on the market.

     After the completion of the clinical study, or after a significant portion of the study has been completed, the Company must submit a Pre-Market Approval
(PMA) application to the FDA for review. The application consists of all the scientific data which supports the manufacturer's claims for the product. It also includes a summary of the device's composition, stability, manufacturing process and controls, all data collected from animal and human clinical studies, and all product labeling (including advertising).

     The NOVAGOLD(TM) product has been submitted to the FDA for review and approval under an Investigation Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLD(TM) may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may never be able to obtain FDA approval.

     Data collected from worldwide marketing of the NOVAGOLD(TM) and limited clinical studies in Germany may be referenced as supportive data for the FDA's consideration of the Company's submission but is not considered determinative in respect to the FDA's decision making process.

4.  NOVASALINE(TM) Saline Inflatable Breast Implant Regulatory Pathway

     The Company had planed to enter the US market in 1999 with the development of the NOVASALINE(TM) saline inflatable breast implant. This product was submitted to the FDA pursuant to the 510k regulatory pathway. A 510k submission requires that the manufacturer demonstrate safety and efficacy characteristics that are substantially similar to a device available in the U.S. prior to 1976. On August 18, 1999 (21 CFR Part 878) the FDA announced that all companies involved in the sale of saline filled implants sold in the United States must evidence the collection of sufficient information through the submission to the FDA of a Pre-Market Approval (PMA) document by November 17, 1999 in order to continue or commence the distribution of saline filled implants. The Company has no present intention of filing an IDE for the inflatable NOVASALINE(TM), as the time and expense incurred in bringing such a product to market cannot be presently justified in view of the fact that several competitive saline inflatable products are now available in the U.S. market place. The Company's decision not to proceed at this time with the inflatable NOVASALINE(TM) product is subject to ongoing regulatory and competitive marketing developments.

5.   NOVASALINE(TM) Saline Pre-Filled Breast Implant Regulatory Pathway

     The Company had planned to enter the United States market in 1999 with the development of the NOVASALINE(TM) saline pre-filled breast implant. The product was submitted to the FDA pursuant to the 510k regulatory pathway and has since been cleared accordingly. However, on August 18, 1999 (21 CFR Part 878) the FDA announced that all companies involved in the sale of saline filled implants sold in the United States must evidence the collection of sufficient clinical information through the submission to the FDA of a Pre-Market Approval (PMA) document by November 17, 1999 in order to commence or continue the distribution of saline filled implants. The Company has not yet decided whether to file an IDE for the pre-filled NOVASALINE(TM) product . FDA approval of the IDE application would cause the Company to conduct a clinical trial for the pre-filled NOVASALINE(TM) product. The clinical trial would enroll five hundred patients and be conducted for at least eighteen months prior to the submission of a PMA. Upon the FDA's acceptance of the clinical data contained in the PMA, the pre-filled NOVASALINE(TM) would be cleared for market in the United States.

     Obtaining FDA clearance can be a long and arduous process. While the Company has retained experienced professionals to assist in the FDA acceptance process, there is no assurance that the Company will obtain FDA clearance to market or obtain FDA approval of its manufacturing facilities. If the Company does not obtain FDA approval, for one or all of its products presently under submission, it may not market or sell such breast implant products in the United States. Inability to sell its breast implant products in the United States will have a significant adverse impact on the financial future of the Company.

6.  European Union/ European Economic Area

     The Company is authorized to manufacture and sell its NOVAGOLD(TM)and NOVASALINE(TM)pre- filled products in the European Union , which includes the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands Portugal, Spain, Sweden, and The United Kingdom

     The Company's European regulatory clearance is based upon the European Medical Device Directive (Council Directive 93/42/EEC, June 14, 1993) which went into effect on January 1, 1995. This Directive adopted a new classification for mammary implants. According to this classification, breast implant products are classified as IIb products. If a manufacturer fulfills all European Union (EU) guidelines for design, production, and testing of a device and passes a Certification Audit by a qualified Notified Body, the manufacturer may apply the CE mark to his product. This Directive was phased in over five years, with a deadline of June 14, 1998. Medical products manufactured after June 14, 1998 are not allowed to be distributed in the European Union unless they carry the CE mark, although medical products manufactured in Europe before June 14, 1998 which do not carry the CE mark may still be distributed until 2001. The Company's conformity to the Medical Device Directive is monitored by ECM, a Notified Body (Number 0481) certified by the German government.

     The CE mark application and review process for medical products in the IIb classification requires preparation of a Technical File or "Technical Dossier" that describes the sum of the knowledge regarding the device, including its design, manufacturing and sterilization processes, routine and animal testing results, and clinical experience.

     Both the NOVAGOLD(TM) and NOVASALINE(TM) saline pre filled product are manufactured and distributed in conformance with the EU Medical Device and carry the "CE" mark. The NOVAGOLD(TM) pre-filled mammary prosthesis has been on the market since February 1996, when the Company obtained the right to apply a CE mark to that product. The NOVASALINE(TM) pre-filled mammary prostheses has been sold since November 1996, when it obtained the CE mark.

     As part of the CE mark process, the Company agreed to conduct a Post-Market Surveillance Study of the NOVAGOLD(TM) device. This study is a limited clinical study conducted at 5-6 sites in Germany. The study examined the rates of rupture, contracture, and infection for a defined patient group over a two year post implantation follow-up period. This clinical study was completed at the end of 1998; final results are to be summarized and presented to ECM.

     There is currently no uniform collation of data regarding the size of markets outside the United States. Estimates as to the size of the market outside of the U.S. are based upon public information as to the number of implants sold outside of the U.S. by the major manufacturers of breast implant (Inamed/Mentor). Based upon our sales experience in Germany the approximate market for breast implants is 15,000 a year. NovaMed sold 987 breast implants in Germany in 1997 or 6.6% of the market. Last year the Company captured 8.7% of this market with sales of 1316 implants. The Company in 1999 has captured 10% with sales of 1,495 implants. Sales are expected to increase in 2000. German sales as a percentage of total NovaMed sales in 1997 were 30%, in 1998 were 36% and in 1999 were 37%.

     Since there is no reliable estimate of single markets outside of the U.S., we cannot provide accurate figures as the size of our market share in each market. However, we can note that our only significant penetration of breast implant markets to date has been in Germany. Elsewhere our sales are not significant as a measure of market share.

7.     Outside The United States - Non EU/EEA

     The Company can sell its NOVAGOLD(TM) and NOVASALINE(TM) pre-filled products in the following countries outside of the European Community: Brazil, Bulgaria, Cayman Islands, China, Columbia, Dominican Republic, Hong Kong, Indonesia, Mexico, New Zealand, Poland, Russia, South Korea, Turkey, Venezuela. These devices have not been approved for sale in the United States, Canada, Australia, or Japan.

G.   Competition

     The Company's significant competitors are US based Mentor Corporation and Inamed Corporation. Combined, these manufacturers account for over three quarters of the market worldwide and own the majority of FDA approved breast implant devices. All other major competitors discontinued production of the breast implants in 1992 largely as the result of regulatory action by the FDA and the ensuing wave of litigation.

     Competition with Inamed is limited to the anticipated sale of the NOVASALINE(TM) Inflatable breast implant in the US. The Company and Inamed have executed a Strategic Alliance Agreement for the sale of the Company's NOVAGOLD(TM) implant internationally and the sale of the NOVASALINE(TM) Pre-Filled in the US, subject to FDA clearance to market.

     Internationally, in addition to competing with Mentor, and Inamed in areas not covered under the Inamed Strategic Alliance Agreement, the Company competes with several smaller manufacturers including Silimed, Laboratories Sebbin, L.P.I., PIP and Nagor.

     The Company believes that the alternative fill NOVAGOLD(TM) product distinguishes it in the international marketplace enabling effective marketing against competing manufacturers. The Strategic Alliance Agreement with Inamed and US clearance of the NOVAGOLD(TM) product in the United States will ensure the Company a marked presence in the international marketplace.

H.   Research & Development

     The Company employs a staff that works in conjunction with outside consultants to expand already existent product lines and develop new technical innovations. The expansion of existing product lines would include the development of anatomical shells for both the NOVAGOLD(TM) and NOVASALINE(TM) breast implant products. Technological innovations include research into different hydrogel filling materials along with new means for sterilization and packaging processes. New product lines would encompass sizers, expanders, and other forms of plastic surgery related implants.

     Breast implant shapes are designed to satisfy different objects for individual patients, as a result the majority of breast implant shells are either round or anatomical. Round breast implants generally give a patient a round curve in the upper part of the breasts. Anatomical shell implants give the patient a more gentle slope in the curve of the breast often producing a more natural breast shape.

     Sizers are usually silicone elastomer shells filled with silicone that are used by physicians to assist patients in making decisions as to the desired breast shape and size augmentation and reconstructive implant procedures. Sizers do not require regulatory approval and same are not used inside the body but externally during the decision making process.

     Tissue expanders are most often used in connection with reconstructive surgery. A typical expander is implanted at the site where new tissue is desired. Once implanted, fluid is injected into a injection port which then flows into a larger expanding chamber. The increased pressure caused by the fluid expanding the device results in tissue growth over a reduced period of time. The expanded tissue can then be used to cover defects, injury sites or provide a healthy site for an implant. Tissue expanders can either be permanently implanted in the body or used between procedures.

     The Company's Research and Development ("R&D") expenditures increased to $229,579 for 1999 as compared to $64,000 for 1998, while as a percentage of sales, R&D expenses were 14% in 1999 as compared to 5% in 1998. The Company expects the trend towards increased spending related to R&D to continue due to expenses related to compliance with FDA regulatory requirements. Expenses associated with the anticipated NOVAGOLD(TM) clinical trials are to be absorbed by Inamed Corporation as part of the agreement to distribute the product. The Company also expects to expend limited R&D funds on expanding the Company product line and on certain projects related to plastic surgery in an effort to expand the purview of internal R&D. For more information on Inamed agreement, see "Item 2. Management's Discussion and Analysis or Plan of Operation."


I.   Raw Material Supply

     The Company obtains certain raw materials and components for its products from single suppliers. In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacture or sales. No material interruptions have occurred over the last two years.

     Although the Company has had no material interruptions in its supply of raw materials, there can be no assurances that the Company's suppliers will be able to supply the Company in quantities needed, or that regulatory or other delays will not cause disruption in sales of affected products. The Company believes that its supply of raw materials is adequate for the current fiscal year.

     All raw materials are now bought from single suppliers in order to keep costs down, because the Company is a small manufacturer and must validate each supplier of raw materials for regulatory purposes. However, for each of these raw materials there exists competitive sources from which the Company could purchase appropriate materials.

     The Company does not believe that sales of its products would be disrupted by the loss of a supplier. Inventories of raw materials are kept on a 45 - 60 day basis. The Company believes that a supplier of any given raw material could be replaced within the time frame provided by inventories.

J.   Reports to Security Holders

     The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends to, from this date forward, to file all of its required information with the Securities and Exchange Commission ("SEC").

     The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning the company on the Internet at http://www.novamedinc.com.

K.  Employees

     The Company has 16 full time employees; 6 in Minnesota and 10 in Germany, with four part time employees.

ITEM 2.              DESCRIPTION OF PROPERTY

     The Company is headquartered at 623 Hoover St. N.E., Minneapolis, Minnesota 55413 where it leases office and manufacturing space totaling 15,000 square feet. The Company leases these facilities for $4,791.67 per month until the January 31, 2001 at which time the lease payments will increase to $5,208.33 until January 31, 2004 at which time the lease will expire.

     The Company also leases office and manufacturing space at Am Kieswerk 4, D-40789 Monheim, Germany totaling 10,000 square feet. The terms of the lease are month to month. The Company leases these facilities for $8,108 per month including utilities.

     The Company believes that its current facilities are generally suitable and adequate to accommodate its current operations. However, the Company anticipates that increased sales as a result of expected regulatory clearances and distribution agreements will necessitate the need for additional administrative, manufacturing, and laboratory space.

     Consequently, the Company is in the preliminary stages of obtaining sufficient financing to build a new turn key facility in Germany. The Company currently has plans to build a 20,000 square foot research and development and manufacturing facility in a technology park located in the City of Duisburg that will accommodate the Company's needs outside of North America. The site, if constructed, is expected to be built on 4,000 square meters of land. The Company has also negotiated an option to purchase up to an additional 8,000 square meters of land for future expansions.

     The Company is currently considering whether to accept an estimated DM22,300,000 (approximately US$12.7 million) in government financed loans from the state government of North Rhine Westphlia to construct the Duisburg facility. The terms of financing are to include DM17,408,000 (approximately US$10.2 million) in long term fixed rate government guaranteed loans provided by IKG AG and a non-repayable grant of DM4,496,000 (approximately US$2.5 million) provided by the state government of North Rhine Westphalia.

     Should the Company make a final decision to proceed with the construction, it expects to receive the loans and grant monies in the year 2000 and anticipates that the facilities will be fully operational by September, 2001. Although the Company has entered into the necessary approvals to obtain the funding and has been tentatively approved to be funded there are several issues which must be resolved before the Company can obtain the funding. Those issues include the Company's equity contribution to the German subsidiary that will be the recipient of the funding.

     In the event the Company does not obtain funding necessary to construct the new facilities, the Company will consider outsourcing the manufacturing of its products and will investigate other lease or purchase prospects which will accommodate the Company's expected increase in sales.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is currently not a party to any pending legal proceeding

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Security Holders during the period covered by this report.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     The Company's common stock is traded on Over the Counter Bulletin Board under the symbol "NVMD.OB".

     The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1997, 1998 and 1999. The quotes given for the third quarter in 1998 and thereafter reflect a 1 for 14 reverse split which the Company effected on April 14, 1998. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year           Quarter Ended                High                   Low
               -------------                ----                   ---
1997           March 31                     $0                     $0
----
               June 30                      $0                     $0
               September 30                 $0                     $0
               December 31                  $4.00                  $4.00
1998           March 31                     $4.50                  $0.25
----
               June 30                      $8.00                  $1.87
               September 30                 $5.44                  $1.78
               December 31                  $2.38                  $0.94
1999           March 31                     $2.63                  $1.06
----
               June 30                      $2.06                  $1.50
               September 30                 $2.06                  $0.94
               December 31                  $1.06                  $0.62

A.  Record Holders

      As of March 29, 2000, there were approximately 330 shareholders of record holding a total of 15,231,464 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

B.  Dividends

     The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

C.  Recent Sales of Unregistered Securities

     In November of 1999 the Company issued 750,612 shares of common stock valued at $0.70 per share to Euro Pacific Service GmbH & Co. KG for services rendered.

     In November of 1999 the Company issued 400,000 shares of common stock to Euro Pacific Service GmbH & Co. KG at $0.70 a share for cash pursuant to a promissory note. The Company has received $70,000 to date in payments.

     In November of 1999 the Company issued 400,000 shares of common stock owned by Dr. Aydin Dogan at $0.70 a share for cash pursuant to a promissory note. The Company has received $50,000 to date in payments.

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. The Company is a medical device holding company that develops, manufactures, and markets hydrogel and saline filled breast implant products that are used in primary augmentations, revisions, or reconstructive procedures.

The Company manufactures and markets two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLDTM and the NOVASALINETM . These products are designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products are used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company's flagship product is the NOVAGOLDTM breast implant, which utilizes a unique water based filling material that is designed to be biocompatible and therefore safe for human use. The Company has further developed an inflatable NOVASALINETM breast implant product. The Company has not obtained FDA approval to sell any of its products in the United States.

The NOVAGOLDTM product has been submitted to the FDA for review and approval under an Investigation Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLDTM may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may never be able to obtain FDA approval

B.   Results of Operations

Sales

     Sales for the year ended December 31, 1999 increased to $1,649,327 from $1,266,821 for the year ended December 31, 1998, an increase of 30.1%. The increase in revenues is primarily attributable to an increase in the number of implants sold.

     International sales have accounted for 100% of total net sales in 1998 and 1999. The accelerated growth of sales in 1999 is due to increased expenditures on marketing and a growing public perception in European markets that silicone gel filled implants can result in negative health consequences. Sales of the NOVAGOLD(TM) breast implant, which competes directly with silicone gel filled breast implants, continues to dominate realized income, accounting for over 97% of all Company revenues.

Losses

     Net losses for the year ended December 31, 1999 increased to $1,028,933 from $213,348 for the year ended December 31, 1998, an increase of 382%. The substantial increase in losses was attributable primarily to a significant increase in selling, general and administrative expense.

     The Company expects to continue to incur losses at least through fiscal 2000 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

     Selling, general and administrative expenses for the year ended December 31, 1999, increased to $1,461,941 from $442,204 for the year ended December 31, 1998, an increase of 231%. The substantial increase in selling general and administrative expenses was the result of a significant increase in fees paid to consultants, namely Euro Pacific Securities Services GmbH & Co.KG.

     The Company pays a royalty equal to 5% of net revenue of the product. A minimum royalty payment of $42,000 is made for each six month period. Royalty expense for the year ended December 31, 1999 and 1998 was approximately $93,000 and $42,000, respectively.

     Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $0.0 and $3,523, respectively.

     The Company expects increases in expenses through 2001 as the Company moves toward engaging competent management for the anticipated increase in product manufacturing and regulatory compliance costs.

Cost of Sales

     The largest factors in the variation from year to year in the cost of sales as a percentage of net sales are the cost of raw materials and the yield of finished goods from the Company's manufacturing facilities.

     The cost of sales for the year ended December 31, 1999 was $1,073,400 compared to $973,965 for the year ended December 31, 1998. The increase in the cost of sales was primarily attributable to an increase in sales. Cost of sales as a percentage of sales for December 31, 1999 and 1998 respectively, were 65.6% and 76.8%. The Company believes that the increase in cost of sales was due to increased production.

C.   Income Tax Expense (Benefit)

     The Company has an income tax benefit resulting from net operating losses to offset operating profit.

D.   Impact of Inflation

     The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

E.   Liquidity and Capital Resources

     Historically, the Company has expended significant resources on Research and Development which includes regulatory compliance expenses. The trend is likely to continue into the near future as new products seek introduction in the United States. However, sales are now rising significantly, therefore, the Company expects a swing from using cash in operating activities to providing cash from operating activities by the end of 2000.

     Cash flow generated by operations were a negative $329,071 for the year ended December 31, 1999, and a negative $610,303 for the year ended December 31, 1998. Negative cash flows from operating activities for the year ended December 31, 1999 are primarily attributable to losses from operations.

     Cash flow generated from financing activities was $340,000 for the year ended December 31, 1999 and $636,000 for the year ended December 31, 1998.

     The Company has funded its cash needs from inception through December 31, 1999 with a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company expects its cash needs to be primarily satisfied from sales of its products over the next twelve months.

F.   Capital Expenditures

     The Company made no significant capital expenditures on property or equipment for the year ended December 31, 1999 or 1998.

     During 2000 the Company may spend approximately $10,000,0000 on certain capital projects, including the construction of a new facility in Germany, management information systems and expanded manufacturing capabilities. Funding for these capital expenditures are expected through funding provided pursuant to German government guaranteed loans.

G.  Going Concern

     The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $4,465,025 as of December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from strategic partners based upon the Company's strategic alliance agreement with Inamed. For more infomation on this agreement, see (Item
1. Description of Business; (2)obtaining additional funding from the sale of the Company's securities; (3) increasing sales in Germany; (4) obtaining FDA approval to sell its products in the United States; and (5) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

H.   Impact of Year 2000

     The year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non- IT Systems was a concern prior to January 1, 2000. As of March 24, 2000, the Company had experienced no problems as a result of the Year 2000 Issue.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended February 28, 1999 are attached hereto as pages F-1 through F-15.

NOVAMED, INC.

Consolidated Financial Statements
December 31, 1999 and 1998

                                                                    NOVAMED INC.

                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------




                                                                            Page

Independent auditors' report                                                 F-2


Consolidated balance sheet                                                   F-3


Consolidated statement of operations                                         F-4


Consolidated statement of stockholders' equity                               F-5


Consolidated statement of cash flows                                         F-6


Notes to consolidated financial statements                                   F-7

--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
NovaMed, Inc.

We have audited the accompanying consolidated balance sheet of NovaMed, Inc., as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc., as of December 31, 1999, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            TANNER + CO.
/s/ Tanner + Co.

Salt Lake City, Utah
March 28, 2000

                                                                   NOVAMED, INC.

                                                      Consolidated Balance Sheet

                                                               December 31, 1999

--------------------------------------------------------------------------------




         Assets

Current assets:
     Cash                                         $           16,237
     Receivables, net                                        232,201
     Inventories                                             757,868
     Other assets                                             59,308
                                                  ------------------
               Total current assets                        1,065,614

Property and equipment, net                                   76,780
                                                  ------------------

                                                  $        1,142,394
                                                  ------------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities:
     Cash overdraft                              $           40,215
     Accounts payable and accrued liabilities               820,164
                                                      --------------
               Total current liabilities                    860,379
                                                      --------------

Commitments and contingencies                                   -

Stockholders' equity:
     Common stock, $.001 par value,
       50,000,000 shares authorized; 15,196,464
       shares issued and outstanding                         15,197
     Additional paid-in capital                           5,170,635
     Cumulative foreign currency translation
       adjustment                                             1,208
     Stock subscription receivable                         (440,000)
     Accumulated deficit                                 (4,465,025)
                                                        ----------------
               Total stockholders' equity                   282,015
                                                      ------------------

                                                 $        1,142,394
                                                      ------------------



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Operations

                                                        Years Ended December 31,

--------------------------------------------------------------------------------




                                                1999              1998
                                          -----------------------------------
Net sales                                 $       1,635,346     $   1,266,821
                                          -----------------     --------------
Costs and expenses:
     Cost of sales                                1,073,400           973,965
     Selling, general and administrative          1,461,941           442,204
     Research and development                       229,579            64,000
                                          -----------------     -------------
                                                  2,764,920         1,480,169
                                          -----------------     -------------
         Loss from operations                    (1,129,574)         (213,348)

Other income                                        100,641                 -
                                          -----------------     -------------
         Loss before income taxes                (1,028,933)         (213,348)
                                          ------------------    -------------
Benefit from income taxes                                 -                 -
                                          ------------------    -------------
         Net loss                         $      (1,028,933     $    (213,348)
                                          ------------------    --------------
Loss per common share-basic and diluted   $            (.07)    $        (.02)
                                          ------------------    --------------
Weighted average common shares -
         basic and diluted                       14,321,000         9,874,000
                                          ------------------    --------------





--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                                   NOVAMED, INC.
                                  Consolidated Statement of Stockholders' Equity
                                          Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------





                                                            Cumulative
                                                             Foreign      Stock
                              Common Stock      Additional   Currency    Subscrip-
                          ---------------------  Paid-in    Translation    tion     Accumulated
                            Shares     Amount    Capital    Adjustment  Receivable    Deficit       Total
--------------------------------------------------------------------------------------------------------------
Balance at

January 1, 1998             6,301,558  $  6,302   $   -     $   -        23,293    $  (3,222,744   $  (3,193,149)

Comprehensive income:
  Net loss                        -         -         -         -           -           (213,348)       (213,348)
  Other comprehensive
     income - foreign
     currency translation
     adjustment                   -         -         -       61,235        -                -            61,235
                                                                                                     -------------
                                                                                                        (152,113)
                                                                                                     =============
Acquisition of Conceptual
(see note 1)                  144,294       144        (144)     -          -                -               -

Issuance of common stock
for cash                    7,000,000     7,000     629,000      -          -                -           636,000

Capital contribution              -         -     3,070,221      -          -                -         3,070,221
                           ----------    ------   ---------  -------   ---------     ------------    -------------
Balance at
December 31, 1998          13,445,852    13,446   3,699,077   84,528        -         (3,436,092)        360,959

Comprehensive income:
  Net loss                        -         -           -        -          -         (1,028,933)     (1,028,933)
  Other comprehensive
    income - foreign
    currency translation
    adjustment                    -         -           -    (83,320)       -               -            (83,320)
                                                                                                     -------------
                                                                                                      (1,112,253)
                                                                                                     =============
Issue common stock for:

  Cash                        200,000       200     219,800      -          -               -            220,000
  Receivable                  800,000       800     559,200      -     (560,000)            -                -
  Services                    750,612       751     604,681      -          -               -            605,432

Collection of stock
  subscription receivable           -         -           -      -      120,000             -            120,000

Stock option compensation           -         -      87,877      -          -               -             87,877
                           ----------    ------   ---------  -------   ---------     ------------    -------------
Balance at
December 31, 1999          15,196,464  $ 15,197  $5,170,635  $ 1,208 $ (440,000)   $  (4,465,025)    $   282,015
                           ==========    ======  =========== =======  ==========    ============     =============




See accompanying notes to consolidated financial statements.

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------
                                                        Years Ended December 31,

                                                           1999            1998
                                                     ---------------------------

Cash flows from operating activities:

     Net loss                                        $  (1,028,933   $ (213,348)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                          422        3,523
         Stock issued for services                         605,432            -
         Stock options issued for services                  87,877            -
         (Increase) decrease in:
             Receivables                                    98,625     (228,645)
             Inventories                                  (274,568)      (7,238)
             Other assets                                  (57,601)      90,634
         Increase (decrease) in:
             Cash overdraft                                 40,215            -
             Accounts payable and accrued liabiliti        199,460     (255,229)
                                                       -----------    ----------
                Net cash used in
                operating activities                      (329,071)    (610,303)
                                                       -----------    ----------
Cash flows from investing activities -
     purchase of property and equipment                    (41,126)      (3,643)
                                                       -----------    ----------
Cash flows from financing activities:
     Issuance of common stock                              220,000       636,000
     Collection of stock subscription receivable           120,000             -
                                                       -----------    ----------
               Net cash provided by
               financing activities                        340,000       636,000
                                                       -----------    ----------
Effect of exchange rate changes on cash                    (83,320)       61,235
                                                       -----------    ----------
Net (decrease) increase in cash                           (113,517)       83,289

Cash, beginning of year                                    129,754        46,465
                                                       -----------    ----------
Cash, end of year                                    $      16,23     $  129,754
                                                       ===========    ==========



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998

--------------------------------------------------------------------------------


1.   Organization
     and
     Presentation

On June 29, 1998, NovaMed, Inc. (formerly Conceptual Technologies, Inc.) (Conceptual) closed a Stock Purchase and Sale agreement with International Medical Products, Inc. (formerly NovaMed Medical Products Incorporated) (IMP) whereby Conceptual purchased all of the issued and outstanding common stock of IMP's wholly owned subsidiaries, consisting of NovaMed Medical Products Manufacturing, Inc., NovaMed Medical Supplies Corporation and Novamedical Products GmbH (the Subsidiaries) (the Company) in exchange for 6,301,553 common shares of Conceptual, and the commitment to complete a private placement of its common stock which occurred prior to December 31, 1998.

Because the shares issued in the acquisition of the Subsidiaries represent control of the total shares prior to the private placement of Conceptual's common stock issued and outstanding immediately following the acquisition, the Subsidiaries are deemed for financial reporting purposed to have acquired Conceptual in a reverse acquisition. The business combination has been accounted for as a recapitalization of Conceptual giving effect to the acquisition of 100% of the outstanding common shares of the Subsidiaries. The surviving entity reflects the assets and liabilities of Conceptual and the Subsidiaries at their historical book value and the historical operations of the Company are those of the Subsidiaries. The issued common stock is that of Conceptual and the accumulated deficit is that of the Subsidiaries. The statement of operations for the year ended December 31, 1998 is that of the Subsidiaries and that of Conceptual form June 29, 1998 (date of acquisition) through December 31, 1998. Separate breakout of operations for Conceptual have not been presented as the amounts not related to the Subsidiaries is immaterial.

The Company is engaged primarily in the development, manufacture and sale of mammary prostheses products. The flagship product is NOVAGOLD, a pre-filled hydrogel textured single lumen breast implant that utilizes a unique water based filling material that is designed to be biocompatible, and has been approved for sale in Europe under the CE Mark regulatory process since February 1996.

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Going Concern

At December 31, 1999 the Company had, an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations and/or obtaining necessary funding from outside sources. The Company plans to increase sales from obtaining U.S. Food and Drug Administration (FDA) clearance for the sale of its products in the United States. The Company is also currently seeking additional capital through both private and public sources.

However, there can be no assurance they will be successful.

3.   Significant
     Accounting
     Policies

Principles of Consolidation

The consolidated  financial  statements include the accounts of the Company, and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated.

Cash Equivalents

For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Revenue Recognition

Revenue is recognized upon shipment of product.

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Significant Accounting Policies Continued

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

-------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

-------------------------------------------------------------------------------



3.   Significant Accounting Policies Continued

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated at average monthly exchange rates during the year. Assets and liabilities are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment is a component of shareholders' equity.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the current year presentation.

4.   Detail of Certain Balance Sheet Accounts

Receivables:
     Trade receivables                                     $         170,577
     Other receivables                                                61,624
                                                           -----------------
                                                           $         232,201
                                                           =================


Inventories:
     Finished goods                                        $         525,632
     Work-in-process                                                 185,579
     Raw materials                                                    46,657
                                                           -----------------
                                                           $         757,868
                                                           =================


Accounts payable and accrued liabilities:

     Accounts payable, trade                               $         445,200
     Accrued liabilities                                             262,433
     Related party payables                                          112,531
                                                           -----------------
                                                           $         820,164
                                                           =================



Related party payables consist of unsecured non-interest bearing advances from officers/shareholders of the Company. The amounts are due on demand.

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Property and Equipment

Property and equipment consist of the following:

     Equipment and fixtures                                   $           91,799

     Less accumulated depreciation                                      (15,019)
                                                              ------------------
                                                              $           76,780
                                                               =================



6.   Related Party Transactions

The Company leases one of its facilities from a shareholder. The lease requires monthly payments of approximately $8,000 per month. Rent expense for the periods ended December 31, 1999 and 1998 was approximately $96,000 each year. Amounts due under this lease agreement at December 31, 1999 and 1998 was approximately $150,000 and $179,000, respectively.

7.   Income Taxes

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before the provision for income taxes for the following reasons:

                                                    Years Ended
                                                   December 31,

                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------
Federal income tax benefit at
  statutory rate                        $          350,000   $       73,000
Change in valuation allowance                     (350,000)         (73,000)
                                        -------------------  ---------------
                                        $              -      $          -
                                        ===================  ================



Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforward                           $       1,098,000

Valuation allowance                                              (1,098,000)
                                                          -----------------
                                                          $            -
                                                          ==================


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes Continued

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

At December 31, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $3,200,000, which begins to expire in 2010. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. The change in ownership of the Company may reduce the amount of loss allowable.

8.   Supplemental
     Cash Flow
     Information

During the year ended December 31, 1999 the Company issued common stock for a stock subscription receivable of $560,000.

During the year ended December 31, 1998, a note payable of $3,070,221 was contributed to capital.

                                                    Years Ended
                                                    December 31
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------
Interest                                $     32,000        $        -
                                        -----------------------------------
Income taxes                            $        -          $        -
                                        -----------------------------------



9.   Stock Options and Warrants

During the year ended December 31, 1999 the Company established a stock option plan (the Plan), which allows a maximum of 500,000 options be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




9.   Stock Options and Warrants Continued

Information regarding the stock options and warrants is summarized below:

                                                              Weighted
                                                               Average
                                             Number of        Exercise
                                              Options           Price
                                         ----------------------------------
Outstanding at January 1, 1999                         -     $            -
  Granted                                          500,000             1.30
  Exercised                                              -                -
  Forfeited                                              -                -
                                         -----------------   --------------
Outstanding at December 31, 1999                   500,000   $         1.30
                                         =================   ==============

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                          Years Ended
                                                          December 31,

                                                 ------------------------------
                                                      1999           1998
                                                 ------------------------------

Net loss - as reported                           $    (1,028,933$      (213,348)
Net loss - pro forma                             $    (1,329,891   $   (213,348)
Loss per share - as reported                     $          (.07)  $       (.02)
Loss per share - pro forma                       $          (.09)  $       (.02)
                                                 ------------------------------



--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




9.   Stock Options and Warrants Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          December 31,

                                                       1999          1998
                                                  -----------------------------

Expected dividend yield                           $      -        $     -
Expected stock price volatility                        113%             -%
Risk-free interest rate                                  8%             -%
Expected life of options                             2 years            -
                                                  ===========     =============

The weighted average fair value of options granted during 1999 and 1998, was $.78, and $0, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

                            Outstanding                      Exercisable
--------------------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining     Weighted                  Weighted
                            Contractual    Average                    Average
   Exercise      Number        Life        Exercise      Number       Exercise
    Price      Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------
$    1.30        500,000       1.30$        1.30        500,000     $   1.30
--------------------------------------------------------------------------------



10.  Commitments
     and
     Contingencies

Royalty Agreement

In March of 1998, the Company was assigned the intellectual property and patent rights to certain products. The term of this license is perpetual and allows for the worldwide exclusive rights to manufacture and market the product. As part of this agreement, the Company agrees to pay a royalty equal to 5% of net revenue of the product. A minimum royalty payment of $21,000 shall be made for each six month period. Royalty expense for the year ended December 31, 1999 and 1998 was approximately $81,000 and $59,000, respectively.

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Commitments and Contingencies Continued

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to product safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.

11.  Sales

Substantially all sales by the Company were made in Europe for the years ending December 31, 1999 and 1998.

12.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, and payables. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items.

     13. Recent Accounting Prounounce- ments

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believe that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

-------------------------------------------------------------------------------

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM  9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The Officers and Directors of the Company as of December 31, 1999 are as follows:

          Name                  Age     Position

     Ruairidh Campbell          36      President/CEO and Director
     Dr. Aydin Dogan            46      Vice President and Director
     Dr. Howard Bellin          63      Director
     Dr. Franz Schain           49      Director

     Ruairidh Campbell has lead the Company since his appointment as President in 1995. Mr. Campbell also performs the duties typically performed by the Chief Financial Officer. During his tenure as president of the Company, Mr. Campbell has guided the Company's subsidiaries through product development and introduction to the international marketplace. Mr. Campbell has a depth of experience managing and financing public companies, particularly through start-up phases. He is licensed as an attorney in the State of California with a Doctor of Jurisprudence from the University of Utah College of Law. Mr. Campbell sits on the Board of Directors for Bren-Mar Resources, Inc, Allied Resources, Inc., and Fernsoft Syence Ltd. Plc.

     Dr. Aydin Dogan while acting as the Company's Vice-President also serves as the President of the Company's German subsidiary, NovaMedical Products GmbH. Prior to his involvement with the Company in 1994, Dr. Dogan was the product manager for Genetic Laboratories, Inc. of St Paul, Minnesota. He has also held positions as Sales Marketing Manager and Managing Director of Bioplasty GmbH located in Cologne, Germany. Dr. Dogan holds a Ph.D. in Chemistry from the University of Cologne.

     Dr. Franz Schain is a physician who owns a private clinic and Ambulatory Care Centre in Hanover, Germany. He is a specialist in knee diseases who has been engaged for his expertise by the national football teams of Bulgaria, Zimbabwe, and Nepal. Dr. Schain holds medical degrees from the Universities of Bonn, Essen, and Muelheim. He is also a member of the American Association of Arthroscopy.

     Dr. Howard Bellin is a board certified plastic and reconstructive surgeon with 29 years of private practice experience. He has extensive expertise in breast augmentation, having performed nearly 2,000 of these procedures. He has participated in three clinical trials of breast implants for FDA submissions on behalf of breast implant manufacturers. Dr. Bellin has also published on this subject in the Journal of Plastic and Reconstructive Surgery. Dr. Bellin is a graduate of Amherst College and New York Medical College. He interned at the University of California, San Francisco, had a residency in general surgery at

New  York  Medical   College,   and  trained  in  plastic  surgery  at  Columbia
Presbyterian Medical Center in New York City. He has taught at Columbia University's College of Physicians and Surgeons and at New York Medical College. Dr. Bellin was chief of plastic surgery at Cabrini Medical Center, and for the past 15 years has owned and directed the CosMedica Plastic Surgery Center in New York City.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.       EXECUTIVE COMPENSATION

     The following table provides summary information for the years 1999, 1998 and 1997 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.


                                            SUMMARY COMPENSATION TABLE

                        Annual Compensation                                       Long Term Compensation
                                                                        Awards                      Payout
                                                               Restricted    Securities
Name and            Compensation             Other Annual        Stock       Underlying       LTIP           All Other
Principal        Year     Salary    Bonus    Compensation       Award(s)      Options/       payouts       Compensation
Position         ($)       ($)       ($)          ($)            ($)           SARs(#)         ($)               ($)

Ruairidh(1)     1999   $ 120,000     -            -                -           55,000           -                -
Campbell        1998     120,000     -            -                -             -              -                -
President       1997      61,875     -            -                -             -              -                -

Dr. Aydin,(2)
President of    1998         -       -            -                -          100,000           -                -
NovaMedical     1997     160,000     -            -                -             -              -                -
Products        1997     160,-00     -            -                -             -              -                -
GmbH

Compensation of Directors

         The Company's directors are currently not compensated for their services as director of the Company.

------------

     (1) Ruairidh Campbell received a grant of 55,000 options with an exercise of $1.30 a share pursuant to the Company's Stock Option Plan on March 19, 1999

     (2) Dr. Aydin Dogan received a grant of 100,000 options with an exercise price of $1.30 a share pursuant to the Company's Stock Option Plan on March 19, 1999.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 29, 2000, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

  Title of Class       Name and Address of Beneficial       Amount and nature of Beneficial        Percent of Class
                                  Ownership                            Ownership
   Common Stock               Ruairidh Campbell                         235,000(3)                        1.4%(8)
                            600 Westwood Terrace
                             Austin, Texas 78746

   Common Stock                Dr. Aydin Dogan                          945,000(4)                        5.5%(8)
                              3 Heinestrasse 3
                                   D-40789
                              Monheim, Germany

   Common Stock               Dr. Howard Bellin                         75,000(5)                         0.4%(8)
                            105 East 73rd Street
                          New York, New York 10021

   Common Stock               Dr. Franz Schain                          300,000(6)                        1.8%(8)
                                Kuesterweg 5
                                   D-30826
                              Garbsen, Germany

   Common Stock          Euro Pacific Service GmbH &                    1,575,903                         9.2%(8)
                                   Co. KG
                              Werdenerstrasse 4
                                   D-40227
                             Dusseldorf, Germany

   Common Stock          All Executive Officers and                    3,125,903(7)                      18.3%(8)
                         Directors as a Group (four
                                  persons)
-----------------

     (3)This number includes 55,000 options to purchase shares of the Company at $1.30 and 30,000 at $0.45.

     (4)This number includes 100,000 options to purchase shares of the Company at $1.30 and 20,000 at $0.45.

     (5)This number includes 30,000 options to purchase shares of the Company at $1.30 and 20,000 at $0.45.

     (6)This number represents 300,000 options to purchase shares of the Company at $0.45.

     (7)This number includes 555,000 option shares held by affiliates.

     (8)These percentages assume all options by affiliates will be exercised. In calculating those percentages the Company assumed that 17,046,464 were issued and outstanding on a fully diluted basis.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases one of its facilities from Gunther Biesel, a shareholder who may have been deemed to be a control person up until July of 1998 at which time he resigned his position as a Company director. The lease requires monthly payments of approximately $8,000 per month. Rent expense for the periods ended December 31, 1999 and 1998 was approximately $96,000 each year. Amounts due under this lease agreement at December 31, 1999 and 1998 was approximately $150,000 and $179,400, respectively.

         The Company issued a total of 1,575,903 shares of common stock to Euro Pacific Service GmbH & Co. KG over the last two years. The transactions are as follows:

          In June of 1999, the Company issued 200,000 shares of common stock at $1.10 per share to Euro Pacific Securities Service GmbH & Co. KG as compensation for services rendered pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

          In June of 1999, the Company issued 200,000 shares of common stock at $1.10 per share to Euro Pacific Securities Service GmbH & Co. KG for cash pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

          In November of 1999 the Company issued 750,612 shares of common stock valued at $0.70 per share to Euro Pacific Service GmbH & Co. KG for services rendered.

          In November of 1999 the Company issued 400,000 shares of common stock to Euro Pacific Service GmbH & Co. KG at $0.70 a share for cash pursuant to a promissory note. The Company has received $70,000 to date in payment.

     In November of 1999 the Company issued 400,000 shares of common stock owned by Dr. Aydin Dogan at $0.70 a share for cash pursuant to a promissory note. The Company has received $50,000 to date in payment

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8K have been filed during the periods covered by this Form 10-KSB.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2000

Novamed, Inc.


                                          /s/ Ruairidh Campbell
                                    -----------------------------------
                                   Ruairidh Campbell, President and  Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date


 /s/ Ruairidh Campbell        President and Director            March 30, 2000
------------------------
 Ruairidh Campbell



 /s/ Aydin Dogan              Vice President and Director       March 30, 2000
-----------------------
 Dr. Aydin Dogan


  /s/Howard Bellin            Director                          March 30, 2000
----------------------
 Dr. Howard Bellin


  /s/Frank Schain
----------------------        Director                          March 30, 2000
Dr Frank Schain

                                INDEX TO EXHIBITS

EXHIBIT           PAGE

NO.               NO.          DESCRIPTION

3(i)              *          Articles  of Incorporation  of  the Company
                             (incorporated herein by reference from  Exhibit No.
                             3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16,
                             1988 ).

3(ii)             *          Bylaws of the Company,  as amended  (incorporated
                             herein by reference from Exhibit 3(ii) of the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

4(a)              *          Form of certificate  evidencing shares of "Common
                             Stock" in the Company  (incorporated  from  Exhibit
                             4(a) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16,
                             1988 ).

27                26         Financial Data Schedule "CE"













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]