Form 10KSB/A
period 1999-12-31
NOVAMED INC
filed 2000-04-05
CIK 1036478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

     The NOVAGOLD(TM) product has been submitted to the FDA for review and approval under an Investigation Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLD(TM) may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may ever be able to obtain FDA approval.

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

     Both the NOVAGOLD(TM) and NOVASALINE(TM) saline pre filled products are manufactured and distributed in conformance with the EU Medical Device and carry the "CE" mark. The NOVAGOLD(TM) pre-filled mammary prosthesis has been on the market since February 1996, when the Company obtained the right to apply a CE mark to that product. The NOVASALINE(TM) pre-filled mammary prostheses has been sold since November 1996, when it obtained the CE mark.

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

J.   Reports to Security Holders

     The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends to, to file all of its required information with the Securities and Exchange Commission ("SEC").

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

C.  Recent Sales of Unregistered Securities

     In November of 1999 the Company issued 750,612 shares of common stock valued at $0.70 per share to Euro Pacific Service GmbH & Co. KG for services rendered pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

     In November of 1999 the Company issued 400,000 shares of common stock to Euro Pacific Service GmbH & Co. KG at $0.70 a share for cash under a promissory note pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering. The Company has received $70,000 to date in payment.

     In November of 1999 the Company issued 400,000 shares of common stock owned by Dr. Aydin Dogan at $0.70 a share for cash under a promissory note pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering. The Company has received $50,000 to date in payment.

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

Sales

     Sales for the year ended December 31, 1999 increased to $1,635,346 from $1,266,821 for the year ended December 31, 1998, an increase of 29%. The increase in revenues is primarily attributable to an increase in the number of implants sold.

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

     Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $422 and $3,523, respectively.

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

     The cost of sales for the year ended December 31, 1999 was $1,073,400 compared to $973,965 for the year ended December 31, 1998. The increase in the cost of sales was primarily attributable to an increase in sales. Cost of sales as a percentage of sales for December 31, 1999 and 1998 respectively, were 66% and 77%. The Company believes that the increase in cost of sales was due to increased production.

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

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Operations

                                                        Years Ended December 31,

--------------------------------------------------------------------------------




                                                1999              1998
                                          -----------------------------------
Net sales                                 $       1,635,346     $   1,266,821
                                          -----------------     --------------
Costs and expenses:
     Cost of sales                                1,073,400           973,965
     Selling, general and administrative          1,461,941           442,204
     Research and development                       229,579            64,000
                                          -----------------     -------------
                                                  2,764,920         1,480,169
                                          -----------------     -------------
         Loss from operations                    (1,129,574)         (213,348)

Other income                                        100,641                 -
                                          -----------------     -------------
         Loss before income taxes                (1,028,933)         (213,348)
                                          ------------------    -------------
Benefit from income taxes                                 -                 -
                                          ------------------    -------------
         Net loss                         $      (1,028,933)    $    (213,348)
                                          ------------------    --------------
Loss per common share-basic and diluted   $            (.07)    $        (.02)
                                          ------------------    --------------
Weighted average common shares -
         basic and diluted                       14,321,000         9,874,000
                                          ------------------    --------------





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

                                                                   NOVAMED, INC.
                                  Consolidated Statement of Stockholders' Equity
                                          Years Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------





                                                            Cumulative
                                                             Foreign      Stock
                              Common Stock      Additional   Currency    Subscrip-
                          ---------------------  Paid-in    Translation    tion     Accumulated
                            Shares     Amount    Capital    Adjustment  Receivable    Deficit       Total
--------------------------------------------------------------------------------------------------------------
Balance at

January 1, 1998             6,301,558  $  6,302   $   -     $   -        23,293    $  (3,222,744)  $  (3,193,149)

Comprehensive income:
  Net loss                        -         -         -         -           -           (213,348)       (213,348)
  Other comprehensive
     income - foreign
     currency translation
     adjustment                   -         -         -       61,235        -                -            61,235
                                                                                                     -------------
                                                                                                        (152,113)
                                                                                                     =============
Acquisition of Conceptual
(see note 1)                  144,294       144        (144)     -          -                -               -

Issuance of common stock
for cash                    7,000,000     7,000     629,000      -          -                -           636,000

Capital contribution              -         -     3,070,221      -          -                -         3,070,221
                           ----------    ------   ---------  -------   ---------     ------------    -------------
Balance at
December 31, 1998          13,445,852    13,446   3,699,077   84,528        -         (3,436,092)        360,959

Comprehensive income:
  Net loss                        -         -           -        -          -         (1,028,933)     (1,028,933)
  Other comprehensive
    income - foreign
    currency translation
    adjustment                    -         -           -    (83,320)       -               -            (83,320)
                                                                                                     -------------
                                                                                                      (1,112,253)
                                                                                                     =============
Issue common stock for:

  Cash                        200,000       200     219,800      -          -               -            220,000
  Receivable                  800,000       800     559,200      -     (560,000)            -                -
  Services                    750,612       751     604,681      -          -               -            605,432

Collection of stock
  subscription receivable           -         -           -      -      120,000             -            120,000

Stock option compensation           -         -      87,877      -          -               -             87,877
                           ----------    ------   ---------  -------   ---------     ------------    -------------
Balance at
December 31, 1999          15,196,464  $ 15,197  $5,170,635  $ 1,208 $ (440,000)   $  (4,465,025)    $   282,015
                           ==========    ======  =========== =======  ==========    ============     =============




See accompanying notes to consolidated financial statements.

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------
                                                        Years Ended December 31,

                                                           1999            1998
                                                     ---------------------------

Cash flows from operating activities:

     Net loss                                        $  (1,028,933   $ (213,348)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                          422        3,523
         Stock issued for services                         605,432            -
         Stock options issued for services                  87,877            -
         (Increase) decrease in:
             Receivables                                    98,625     (228,645)
             Inventories                                  (274,568)      (7,238)
             Other assets                                  (57,601)      90,634
         Increase (decrease) in:
             Cash overdraft                                 40,215            -
             Accounts payable and accrued liabiliti        199,460     (255,229)
                                                       -----------    ----------
                Net cash used in
                operating activities                      (329,071)    (610,303)
                                                       -----------    ----------
Cash flows from investing activities -
     purchase of property and equipment                    (41,126)      (3,643)
                                                       -----------    ----------
Cash flows from financing activities:
     Issuance of common stock                              220,000       636,000
     Collection of stock subscription receivable           120,000             -
                                                       -----------    ----------
               Net cash provided by
               financing activities                        340,000       636,000
                                                       -----------    ----------
Effect of exchange rate changes on cash                    (83,320)       61,235
                                                       -----------    ----------
Net (decrease) increase in cash                           (113,517)       83,289

Cash, beginning of year                                    129,754        46,465
                                                       -----------    ----------
Cash, end of year                                    $      16,237    $  129,754
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

                                                          Years Ended
                                                          December 31,

                                                 ------------------------------
                                                      1999           1998
                                                 ------------------------------

Net loss - as reported                           $    (1,028,933)  $   (213,348)
Net loss - pro forma                             $    (1,329,891)  $   (213,348)
Loss per share - as reported                     $          (.07)  $       (.02)
Loss per share - pro forma                       $          (.09)  $       (.02)
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

The following table summarizes information about stock options outstanding at December 31, 1999:

                            Outstanding                      Exercisable
--------------------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining     Weighted                  Weighted
                            Contractual    Average                    Average
   Exercise      Number        Life        Exercise      Number       Exercise
    Price      Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------
$    1.30        500,000       1.30      $   1.30        500,000     $   1.30
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


                                            SUMMARY COMPENSATION TABLE

                        Annual Compensation                                       Long Term Compensation
                                                                        Awards                      Payout
                                                               Restricted    Securities
Name and            Compensation             Other Annual        Stock       Underlying       LTIP           All Other
Principal        Year     Salary    Bonus    Compensation       Award(s)      Options/       payouts       Compensation
Position         ($)       ($)       ($)          ($)            ($)           SARs(#)         ($)               ($)

Ruairidh(1)     1999   $ 120,000     -            -                -           55,000           -                -
Campbell        1998     120,000     -            -                -             -              -                -
President       1997      61,875     -            -                -             -              -                -

Dr. Aydin,(2)
President of    1999     160,000     -            -                -             -            100,000            -
NovaMedical     1998     160,000     -            -                -             -              -                -
Products        1997     160,000     -            -                -             -              -                -
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

  Title of Class       Name and Address of Beneficial       Amount and nature of Beneficial        Percent of Class
                                  Ownership                            Ownership
   Common Stock               Ruairidh Campbell                         235,000(3)                        1.5%(8)
                            600 Westwood Terrace
                             Austin, Texas 78746

   Common Stock                Dr. Aydin Dogan                          945,000(4)                        6.1%(8)
                              3 Heinestrasse 3
                                   D-40789
                              Monheim, Germany

   Common Stock               Dr. Howard Bellin                          75,000(5)                        0.5%(8)
                            105 East 73rd Street
                          New York, New York 10021

   Common Stock               Dr. Franz Schain                          300,000(6)                        1.93%(8)
                                Kuesterweg 5
                                   D-30826
                              Garbsen, Germany

   Common Stock          Euro Pacific Service GmbH &                  1,575,903                           9.2%
                                   Co. KG
                              Werdenerstrasse 4
                                   D-40227
                             Dusseldorf, Germany

   Common Stock          All Executive Officers and                   1,555,000(7)                       9.8%(8)
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

     (8)These percentages assume all options by the named person or group will be exercised.

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

         The Company issued a total of 1,550,903 shares of common stock to Euro Pacific Service GmbH & Co. KG over the last two years. The transactions are as follows:

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

          In November of 1999 the Company issued 750,612 shares of common stock valued at $0.70 per share to Euro Pacific Service GmbH & Co. KG for services rendered pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

          In November of 1999 the Company issued 400,000 shares of common stock to Euro Pacific Service GmbH & Co. KG at $0.70 a share for cash under a promissory note pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering. The Company has received $70,000 to date in payment.

     In November of 1999 the Company issued 400,000 shares of common stock owned by Dr. Aydin Dogan at $0.70 a share for cash under a promissory note pursuant to
Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering. The Company has received $50,000 to date in payment

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

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