Form 10QSB
period 2000-03-31
NOVAMED INC
filed 2000-05-12
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

         Commission file number: 0-26927
                                 -------


                                  NOVAMED, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





             Nevada                                         77-0443643
            --------                                       -----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)





                 623 Hoover Street, Minneapolis, Minnesota    55413
           -----------------------------------------------------------
               (Address of principal executive office)      (Zip Code)


                                  (612)378-1437
                           --------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2000 was 15,531,464.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........5


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................7


SIGNATURES...................................................................8

INDEX TO EXHIBITS............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                                                   NOVAMED, INC.

                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                         Page

Consolidated balance sheet at March 31, 2000 (unaudited)                 F-1



Consolidated statement of operations for three months
ended March 31, 2000 and 1999 (unaudited)                                F-2



Consolidated statement of cash flows for the three months
ended March 31, 2000 and 1999 (unaudited)                                F-3



Notes to consolidated financial statements                               F-4

                                                                   NOVAMED, INC.
                                                      Consolidated Balance Sheet

                                                      March 31, 2000 (Unaudited)
--------------------------------------------------------------------------------


                      Assets

Current assets:
              Cash                                                                      $          108,000
              Receivables, net                                                                     172,000
              Inventories                                                                          529,000
              Prepaid expense                                                                        6,000
                                                                                        ------------------

                           Current assets                                                          815,000

Property and equipment, net                                                                         69,000
Other assets                                                                                        21,000
                                                                                        ------------------

                           Total assets                                                 $          905,000
                                                                                        ==================

----------------------------------------------------------------------------------------------------------
                      Liabilities and Stockholders' Equity

Current liabilities:
              Accounts payable and accrued liabilities                                  $          695,000
              Related party payables                                                                94,000
                                                                                        ------------------

                           Total current liabilities                                               789,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
              Common stock, par value $.001 per share;
                authorized 50,000,000 shares, issued and
                outstanding 15,416,000 shares                                                       15,000
              Additional paid-in capital                                                         5,269,000
              Stock subscription receivable                                                       (407,000)
              Cumulative translation adjustment                                                    (11,000)
              Accumulated deficit                                                               (4,750,000)
                                                                                        ------------------

                           Total stockholders' equity                                              116,000
                                                                                        ------------------

                           Total liabilities and stockholders' equity                   $          905,000
                                                                                        ==================

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Operations

--------------------------------------------------------------------------------





                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                        (Unaudited)

                                                                         ------------------------------------------
                                                                                    2000                  1999
                                                                         ------------------------------------------
Net sales                                                                $             371,000     $        434,000
                                                                         ------------------------------------------

Costs and expenses:
  Cost of sales                                                                        259,000              237,000
  Selling, general and administrative                                                  385,000              359,000
  Research and development                                                              12,000               49,000
                                                                         ------------------------------------------

                                                                                       656,000              645,000
                                                                         ------------------------------------------

Loss before income taxes                                                              (285,000)            (211,000)

Provision for income taxes                                                                   -                    -
                                                                         ------------------------------------------

              Net loss                                                   $            (285,000$    $       (211,000)
                                                                         ===========================================

Loss per common share -
  basic and diluted                                                      $                (.02)    $          (.02)
                                                                         ==========================================

Weighted average common shares - basic and
  diluted                                                                           15,200,000           13,446,000
                                                                         ==========================================

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Cash Flows

-------------------------------------------------------------------------------


                                                                               Three Months Ended
                                                                                    March 31,
                                                                                   (Unaudited)
                                                                       -----------------------------------
                                                                             2000              1999
                                                                       -----------------------------------
Cash flows from operating activities:

              Net loss                                                 $        (285,000   $      (211,000)
              Adjustments to reconcile net loss to
                net cash used in operating activities:
                  Depreciation                                                     8,000             1,000
                  (Increase) decrease in:
                      Receivables                                                 60,000            33,000
                      Inventories                                                229,000           141,000
                      Prepaid expenses                                            (6,000)            2,000
                      Other assets                                                38,000           (87,000)
                  Increase (decrease) in:
                      Cash overdraft                                             (40,000)                -
                      Accounts payable and accrued liabilities                  (125,000)          223,000
                      Related party payables                                      94,000          (108,000)
                                                                       -----------------------------------

                           Net cash used in
                           operating activities                                  (27,000)           (6,000)
                                                                       -----------------------------------

Cash flows from investing activities-                                                  -                 -
                                                                       -----------------------------------

Cash flows from financing activities:

              Collection of stock subscription receivable                         33,000                 -
              Issuance of common stock                                            98,000                 -
                                                                       -----------------------------------

                           Net cash provided by
                           financing activities                                  131,000                 -
                                                                       -----------------------------------

Effect of exchange rate changes on cash                                          (12,000)          (30,000)
                                                                       -----------------------------------

Net increase (decrease) in cash                                                   92,000           (36,000)

Cash, beginning of period                                                         16,000           130,000
                                                                       -----------------------------------

Cash, end of period                                                    $         108,000   $        94,000
                                                                       ===================================

                                                                   NOVAMED, INC.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations and cash flows for the three months March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 2000 and 1999, respectively.

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

The NOVAGOLDTM product has been submitted to the FDA for review and approval under the Investigational Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLDTM may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may never be able to obtain FDA approval

Results of Operations

Net sales were $371,000 for the three months ended March 31, 2000, compared to $434,000 for the comparable period in 1999, a decrease of 15% for the three month period ended March 31, 2000. The decrease in net sales was the result of a decrease in orders for the Company's products outside of Germany.

Cost of Sales

Cost of sales were $259,000 for the three months ended on March 31, 2000, compared to $237,000 for the comparable period in 1999, an increase of 9% for the three month period ended March 31, 2000. The increase in cost of sales was a result of an increase in direct labor costs.

Losses

The Company recorded net losses of $285,000 for the three months ended March 31, 2000, compared to $211,000 for the comparable period in 1999, an increase of 35% for the three month period ended March 31, 2000 . The increase in losses was the result of the decrease in net sales, the increase in cost of sales and the increase in selling, general and administrative expenses for the period.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses were $385,000 for the three months ended March 31, 2000 as compared to $359,000 for the comparable period in 1999, an increase of 7% for the three month period ending March 31, 2000. The increase in selling, general and administrative costs was the result of costs related to efforts made to obtain government guaranteed funding in Germany.

Capital Resources and Liquidity

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses and marketing. The trend is likely to continue into the near future as new products seek introduction in the United States and new expenses are incurred in marketing the Company's products outside of North America. Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the last quarter in 2000 when sales are anticipated to increase over costs.

At March 31, 2000, the Company had current assets of $815,000 and total assets of $905,000. At March 31, 2000 the Company had net working capital of $26,000.

Net cash flow used in operations were $27,000 for three months ended March 31, 2000 as compared to cash flows used in operations of $6,000 for the comparable period in 1999. The increase in cash flows used in operations for the three months ended March 31, 2000, was the result of a decrease in accounts payable and an increase in the quarter to date loss.

Cash flow generated from financing activities was $131,000 for the three months ended March 31, 2000 and $0 for the comparable period in 1999. The Company's financing activities primarily consisted of private placements of its common stock.

The Company has funded its cash needs from inception through March 31, 2000 with a revenues from operations, a series of debt and equity transactions, including several private placements and a convertible bond issuance. The Company expects its cash needs to be primarily satisfied from sales of its products over the next twelve months.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

              The Company is not a party to any material legal proceedings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May 2000.

NOVAMED, INC.

/s/  Ruairidh Campbell
---------------------
Ruairidh Campbell                                       May 12 , 2000
President, Chief Executive Officer and Director

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION
-------   ----      ------------
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

                    MATERIAL CONTRACTS
                    ------------------

No Material Contracts were entered into during the quarter ended March 31, 2000.