Form 10QSB
period 2000-06-30
NOVAMED INC
filed 2000-08-11
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .


         Commission file number: 0-26927
                                 -------


                                  NOVAMED, INC.
                                  -------------
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


                                  (612)378-1437
                              ---------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                        ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 7, 2000 was 15,531,464.

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

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                                   NOVAMED, INC.

                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                            Page

Consolidated balance sheet at June 30, 2000 (unaudited)......................F-2



Consolidated statement of operations for three months
and six months ended June 30, 2000 and 1999 (unaudited)......................F-3



Consolidated statement of cash flows for the six months
ended June 30, 2000 and 1999 (unaudited).....................................F-4



Notes to consolidated financial statements...................................F-5

                                                                   NOVAMED, INC.
                                                      Consolidated Balance Sheet

                                                       June 30, 2000 (Unaudited)

--------------------------------------------------------------------------------


Assets

Current assets:
         Cash                                                                           $           18,000
         Receivables, net                                                                          278,000
         Inventories                                                                               443,000
                                                                                        ------------------

Current assets                                                                                     739,000

Property and equipment, net                                                                         64,000
Other assets                                                                                        22,000
                                                                                        ------------------

                                                                                        $          825,000
                                                                                        ==================

----------------------------------------------------------------------------------------------------------

                           Liabilities and Stockholders' Deficit

Current liabilities:
         Cash Overdraft                                                                  $          27,000
       Accounts payable and accrued liabilities                                                    623,000
         Related party payables                                                                    127,000
                                                                                        ------------------

                                    Total current liabilities                                      777,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
         Common stock, par value $.001 per share;
           authorized 50,000,000 shares, issued and
           outstanding 15,531,464 shares                                                            16,000
         Additional paid-in capital                                                              5,334,000
         Stock subscription receivable                                                            (418,000)
         Cumulative translation adjustment                                                          60,000
         Accumulated deficit                                                                    (4,944,000)
                                                                                        ------------------

                                    Total stockholders' equity                                      48,000
                                                                                        ------------------

                                                                                        $          825,000
                                                                                        ==================



                 See Notes to Consolidated Financial Statements

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Operations

--------------------------------------------------------------------------------





                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                                    (Unaudited)                     (Unaudited)

                                          ----------------------------------------------------------------
                                                    2000            1999            2000            1999
                                          ----------------------------------------------------------------
Net sales                                 $        375,000  $      552,000  $      745,000  $      986,000
                                          ----------------------------------------------------------------

Costs and expenses:
  Cost of sales                                    111,000         454,000         370,000         691,000
  Selling, general and administrative              413,000         289,000         798,000         648,000
  Research and development                          44,000         156,000          56,000         204,000
                                          ----------------------------------------------------------------
                                                   568,000         899,000       1,224,000       1,543,000
                                          ----------------------------------------------------------------
Operating loss                                    (193,000)       (347,000)       (479,000)       (557,000)

Other income                                             -         100,000               -         100,000
                                          ----------------------------------------------------------------
Loss before income taxes                          (193,000)       (247,000)       (479,000)       (457,000)

Income taxes                                             -               -               -               -
                                          ----------------------------------------------------------------
         Net loss                         $       (193,000) $     (247,000) $     (479,000) $     (457,000)
                                          ================================================================
Loss per common shares -
  basic and diluted                       $           (.01) $         (.02) $        (.03)  $         (.03)
                                          ================================================================
Weighted average shares basic and
  diluted                                       15,479,000      13,579,000      15,341,000      13,513,000
                                          ================================================================








                 See Notes to Consolidated Financial Statements

                                                                   NOVAMED, INC.

                                            Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------


                                                                                Six Months Ended
                                                                                    June 30,
                                                                                   (Unaudited)
                                                                       -------------------------------
                                                                             2000              1999
                                                                       -------------------------------
Cash flows from operating activities:

Net loss                                                               $    (479,000  $       (457,000)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
         Depreciation                                                         13,000             2,000
         Stock issued for services                                            20,000           220,000
         Stock based compensation                                                  -           128,000
         Royalty expense                                                      21,000                 -
            (Increase) decrease in:
                  Receivables                                                (46,000)          (41,000)
                  Inventories                                                315,000           183,000
                  Prepaid expenses                                                 -           (25,000)
                  Other                                                       37,000                 -
         Increase (decrease) in:
                  Cash Overdraft                                             (13,000)
            Accounts payable and accrued liabilities                        (197,000)          (50,000)
                  Related party payable                                      127,000           (16,000)
                                                                       -------------------------------

Net cash provided by (used in)
operating activities                                                        (202,000)           44,000
                                                                       -------------------------------
Cash flows from investing activities-
                                                                                   -                 -
                                                                       -------------------------------
Cash flows from financing activities:

         Issuance of common stock                                            145,000            55,000
                                                                       -------------------------------
Effect of exchange rate changes on cash                                       59,000           (10,000)
                                                                       -------------------------------
Net increase (decrease) in cash                                                2,000            89,000

Cash, beginning of period                                                     16,000           130,000
                                                                       -------------------------------
Cash, end of period                                                    $      18,000  $        219,000
                                                                       ===============================

                 See Notes to Consolidated Financial Statements

                                                                   NOVAMED, INC.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the six months and three months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations and cash flows for the six months and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per share is based on the weighted average number of shares outstanding at June 30, 2000 and 1999, respectively.

(3) During the six months ended June 30, 2000, NovaMed decreased stock subscription receivable and recognized $21,000 in royalty expense, due to a stockholder paying the royalty expense on behalf of NovaMed.

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

Net sales were $375,000 for the three months ended June 30, 2000, compared to $552,000 for the comparable period in 1999, a decrease of 32% for the three month period ended June 30, 2000. The decrease in net sales was due to the drop in the number of orders for the Company's products outside of Germany by foreign distributors uncertain as to their status as sellers of the Company's products.

Cost of Sales

Cost of sales were $111,000 for the three months ended on June 30, 2000, compared to $454,000 for the comparable period in 1999, a decrease of 76% for the three month period ended June 30, 2000. The decrease in cost of sales was a result of a reduction in manufacturing activities due to the decrease in sales and rise in product inventory levels as compared to the corresponding period.

Losses

The Company recorded net losses of $193,000 for the three months ended June 30, 2000, compared to $247,000 for the comparable period in 1999, a decrease of 22% for the three month period ended June 30, 2000 . The decrease in losses was the result of limited research and development expenditures and a decrease in the cost of sales for the period.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses were $413,000 for the three months ended June 30, 2000 as compared to $289,000 for the comparable period in 1999, an increase of 30% for the three month period ending June 30, 2000. The increase in selling, general and administrative costs was the result of costs related to new marketing efforts to increase sales in Germany.

Capital Resources and Liquidity

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses and marketing. The trend is likely to continue into the near future as new products seek introduction in the United States and new expenses are incurred in marketing the Company's products outside of North America. Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the second quarter in 2001 when sales are anticipated to increase over costs.

At June 30, 2000, the Company had current assets of $739,000 and total assets of $825,000. At June 30, 2000 the Company had negative net working capital of $38,000.

Net cash flow used in operations were $202,000 for six months ended June 30, 2000 as compared to cash flows provided from operations of $44,000 for the comparable period in 1999. The increase in cash flows used in operations for the six months ended June 30, 2000, resulted in a decrease in accounts payable and accrued liabilities.

Cash flow generated from financing activities was $145,000 for the six months ended June 30, 2000 and $ 55,000 for the comparable period in 1999. The cash flow was generated from the exercise of common stock options.

The Company has funded its cash needs from inception through June 30, 2000 with a revenues from operations, a series of debt and equity transactions, including several private placements and a loan. The Company expects to fund its cash needs in this varied manner over the next twelve months until such time as product sales exceed our expenses.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August 2000.

NOVAMED, INC.

/s/  Ruairidh Campbell                            August 11 , 2000
------------------------------------
Ruairidh Campbell
President, Chief Executive
Officer and Director

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION
-------   ----      -----------

3(i)      *         Articles of  Incorporation  of the Company formerly known as
                    Conceptual  Technologies,  Inc., a Nevada  corporation dated
                    November 26, 1996. (Incorporated herein by reference to the Company's Form 10-SB filed on August 4, 1999 as exhibit
                    2(i)).

3(ii)     *         By-laws   of   the   Company   adopted   on   November   12,
                    1996.(Incorporated herein by reference to the Company's Form
                    10-SB filed on August 4, 1999 as exhibit 2(iv)).

27        9         Financial Data Schedule "CE"


                               MATERIAL CONTRACTS

No Material Contracts were entered into during the quarter ended June 30, 2000.