Form 10QSB
period 2000-09-30
NOVAMED INC
filed 2000-11-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



         Commission file number: 0-26927
                                 -------


                                  NOVAMED, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)





                Nevada                                     77-0443643
               --------                                   ------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)



                 623 Hoover Street, Minneapolis, Minnesota 55413
           -----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (612) 378-1437
                         ------------------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                        -----      -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 13, 2000 was 15,531,464.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                                   NOVAMED, INC.
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------





                                                                            Page


Consolidated balance sheet at September 30, 2000 (unaudited).................F-2

Consolidated statement of operations for three months
and nine months ended September 30, 2000 and 1999 (unaudited)................F-3

Consolidated statement of cash flows for the nine months
ended September 30, 2000 and 1999 (unaudited)................................F-4

Notes to consolidated financial statements...................................F-5

                                                                   NOVAMED, INC.
                                                      Consolidated Balance Sheet
                                                  September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

              Assets
Current assets:
     Cash                                                                               $                -
     Receivables, net                                                                              186,000
     Inventories                                                                                   477,000
     Prepaid expense                                                                                     -
                                                                                        ------------------

                  Current assets                                                                   663,000

Property and equipment, net                                                                         56,000
Other assets                                                                                        24,000
                                                                                        ------------------

                                                                                        $          743,000
                                                                                        ==================

--------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Cash overdraft                                                                     $           33,000
     Note payable                                                                                   20,000
     Accounts payable and accrued liabilities                                                      461,000
     Related party payables                                                                        209,000
                                                                                        ------------------
                  Total current liabilities                                                        723,000
                                                                                        ------------------
Commitments and contingencies                                                                            -
                                                                                        ------------------
                  Total liabilities                                                                723,000
                                                                                        ------------------
Stockholders' equity:
     Common stock, par value $.001 per share;
       authorized 50,000,000 shares, issued and
       outstanding 15,531,464 shares                                                                16,000
     Additional paid-in capital                                                                  5,334,000
     Stock subscription receivable                                                                (418,000)
     Cumulative translation adjustment                                                             112,000
     Accumulated deficit                                                                        (5,024,000)
                                                                                        ------------------
                  Total stockholders' equity                                                        20,000
                                                                                        ------------------
                  Total liabilities and stockholders' equity                            $          743,000
                                                                                        ==================


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Operations
--------------------------------------------------------------------------------



                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                                    (Unaudited)                     (Unaudited)
                                          -----------------------------------------------------------------
                                                    2000             1999            2000          1999
                                          -----------------------------------------------------------------
Net sales                                 $        245,000      $  319,000      $  990,000    $  1,305,000
                                          -----------------------------------------------------------------

Costs and expenses:
  Cost of sales                                    116,000         174,000         486,000         715,000
  Selling, general and administrative              213,000         368,000       1,011,000       1,166,000
  Research and development                           4,000           3,000          60,000         208,000
                                          -----------------------------------------------------------------

                                                   333,000         545,000       1,557,000       2,089,000
                                          -----------------------------------------------------------------

Operating loss                                     (88,000)       (226,000)       (567,000)       (784,000)

Other income                                         8,000               -           8,000         101,000
                                          -----------------------------------------------------------------
Loss before income taxes                           (80,000)       (226,000)       (559,000)       (683,000)

Income taxes                                             -               -               -               -
                                          -----------------------------------------------------------------
     Net loss                             $        (80,000)     $ (226,000)     $ (559,000)   $    (683,000)
                                          =================================================================
Loss per common shares -
  basic and diluted                       $           (.01)     $     (.02)     $     (.04)   $        (.05)
                                          =================================================================
Weighted average shares basic and
  diluted                                       15,516,000      13,513,000      15,400,000      13,634,000
                                          =================================================================

--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Cash Flows


--------------------------------------------------------------------------------


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                   (Unaudited)
                                                                       -----------------------------------
                                                                             2000              1999
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $        (559,000     $    (683,000)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
         Depreciation                                                             21,000             4,000
         Stock issued for services                                                20,000           220,000
         Stock based compensation                                                      -           128,000
         Royalty expense                                                          21,000                 -
         (Increase) decrease in:
              Receivables                                                         46,000           (14,000)
              Inventories                                                        281,000          (187,000)
              Prepaid expenses                                                         -             1,000
              Other                                                               35,000           (74,000)
         Increase (decrease) in:
              Cash overdraft                                                      (7,000)                -
              Accounts payable and accrued liabilities                          (359,000)          524,000
              Related party payable                                              209,000          (110,000)
                                                                       -----------------------------------
                  Net cash provided by (used in)
                  operating activities                                          (292,000)         (191,000)
                                                                       -----------------------------------
Cash flows from investing activities-
     purchase of property and equipment                                                -           (12,000)
                                                                       -----------------------------------
Cash flows from financing activities:
     Proceeds from note payable                                                   20,000                 -
     Issuance of common stock                                                    145,000           165,000
                                                                       -----------------------------------
                  Net cash provided by
                  financing activities                                           165,000           165,000
                                                                       -----------------------------------

Effect of exchange rate changes on cash                                          111,000           (19,000)
                                                                       -----------------------------------

Net increase (decrease) in cash                                                  (16,000)          (57,000)

Cash, beginning of period                                                         16,000           130,000
                                                                       -----------------------------------
Cash, end of period                                                    $               -     $      73,000
                                                                       ===================================

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine months and three months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations and cash flows for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at September 30, 2000 and 1999, respectively.














-------------------------------------------------------------------------------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statement

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The NOVAGOLDTM product has been submitted to the FDA for review and approval under the Investigational Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. The FDA has advised the Company to perform additional testing prior to any decision as to whether the Company can proceed with a clinical trial. The Company is yet to commence any additional testing. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLDTM may be sold freely in the United States. The Company anticipates that the product could be cleared for full market release in the U.S. by 2004. There is no guarantee the Company will obtain approval by 2004 or may never be able to obtain FDA approval.

The NOVAGOLD(TM) breast implant is produced subject to patented technology licensed to the Company. Currently, the Company is in default of its license agreement. The Company is now in negotiations to remedy that default with the owners of the patented technology. The default arose from the Company's failure to satisfy a semi-annual royalty payment of $21,000. Should the Company be unable to remedy the default, the owners of the licensed technology are entitled to cause the Company to cease and desist from any further production of the NOVAGOLD(TM) breast implant and to seek any other remedies available to them to recover amounts due.

The Company is unable to provide any assurance that a resolution of this default is forthcoming.

The Company has funded its cash needs from inception through September 30, 2000 with a revenues from operations, a series of debt and equity transactions, including several private placements and a loan. The Company is currently in the process of obtaining new funding and expects to satisfy its cash needs over the next twelve months from the proceeds of new funding and revenues from operations. However, the Company can provide no assurance that expected funding will be realized and cannot guarantee that revenues generated from operations will meet the Company's cash needs over the next twelve (12) months. Should the Company fail to realize new funding and be unable to generate enough revenues from operations to meet cash requirements, the Company is prepared to seek out alternative funding sources which might include debt or equity funding. However, there can be no assurance that alternative funding sources are available or that in the absence of new funding, that the Company will continue as a going concern.

Results of Operations

Net sales for the three and nine months ended September 30, 2000 were $245,000 and $990,000 respectively as compared to $319,000 and $1,305,000 for the same periods in 1999. Net sales for the three month period ended September 30, 2000 decreased 23% from the three month period ended September 30, 1999. Net sales for the nine month period ended September 30, 2000 decreased 24% from the nine month period ended September 30, 1999. The decrease in net sales over the three and nine month periods as compared to those periods in 1999 was due to a drop in the number of orders for the Company's products outside of Germany by independent distributors and the introduction of competitive European hydrogel breast implant products.

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2000 were $116,000 and $486,000 respectively, as compared to $174,000 and $715,000 for the same periods in 1999. Cost of sales for the three month period ended September 30, 2000 decreased 33% from the three month period ended September 30, 1999. Cost of sales for the nine month period ended September 30, 2000 decreased 32% from the nine month period ended September 30, 1999. The decrease in cost of sales over the three and nine month periods as compared to those periods in 1999 was the result of a reduction in manufacturing activities due to the decrease in sales and corresponding rise in product inventory levels.

Losses

The Company recorded net losses for the three and nine months ended September 30, 2000 of $80,000 and $559,000 respectively, as compared to $226,000 and $683,000 for the same periods in 1999. Net losses for the three month period ended September 30, 2000 decreased 65% from the three month period ended September 30, 1999. Net losses for the nine month period ended September 30, 2000 decreased 18% from the nine month period ended September 30, 1999. The decrease in losses over the three and nine month periods as compared to those periods in 1999 was the result of limited research and development expenditures , a decrease in the cost of sales for the period, reduction in payables and a decrease in the number of employees.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve profitability or that revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the three and nine month periods ending September 30, 2000, were $213,000 and $1,011,000 respectively as compared to $368,000 and $1,166,000 for the same periods in 1999. Selling, general and administrative expenses for the three month period ended September 30, 2000, decreased 42% from the three month period ended September 30, 1999. Selling, general and administrative expenses for the nine month period ended September 30, 2000, decreased 13% from the nine month period ended September 30, 1999. The decrease in selling, general and administrative costs over the three and nine month periods as compared to those periods in 1999 was the result of a decrease in costs related to international marketing efforts.

Capital Resources and Liquidity

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses and marketing. The trend is likely to continue into the near future as new products seek introduction in the United States and new expenses are incurred in marketing the Company's products outside of North America. Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the third quarter in 2001 when sales are anticipated to increase over costs.

At September 30, 2000, the Company had current assets of $663,000 and total assets of $743,000 as compared to $1,065,614 and $1,142,394 respectively at the year ended December 31, 1999. At September 30, 2000, the Company had a working capital deficit of $60,000 as compared to a working capital surplus of $205,450 at the year ended December 31, 1999. The decrease in net assets and working capital from the period is due to a decrease in sales, receivables and inventories.

Net shareholders equity in the Company was $20,000 as of September 30, 2000, as compared to $282,015 at the year ended December 31, 1999. The large decrease is attributable to the decrease in net assets.

Net cash flow used in operations was $292,000 for nine months ended September 30, 2000, as compared to cash flows used in operations of $191,000 for the comparable period in 1999. The increase in cash flows used in operations for the nine months ended September 30, 2000, caused a decrease in accounts payable and accrued liabilities.

Cash flow generated from financing activities was $165,000 for the nine months ended September 30, 2000 and $165,000 for the comparable period in 1999. The cash flow was generated from the exercise of common stock options and the proceeds of a short term loan.

The Company has funded its cash needs from inception through September 30, 2000, with a revenues from operations, a series of debt and equity transactions, including several private placements and a loan. The Company expects to fund its cash needs in this varied manner over the next twelve months until such time as product sales exceed our expenses.

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






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2000.




NOVAMED, INC.


/s/  Ruairidh Campbell                                November 14 , 2000
------------------------------------
Ruairidh Campbell
President, Chief Executive Officer and Director













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

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


                               MATERIAL CONTRACTS

No Material Contracts were entered into during the quarter ended September 30, 2000.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]