Form 10KSB
period 2000-12-31
NOVAMED INC
filed 2001-05-18
CIK 1036478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No fee required) for the transition period from        to
                                                            --------    --------

     Commission file number:000-26927
                            ---------
                                  NOVAMED, INC
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


                  Nevada                            58-2027283
                 --------                          ------------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              623 Hoover Street N.E., Minneapolis, Minnesota 55413
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (612) 378-1437
            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class         Name of each Exchange on Which Registered
     -------------------         ------------------------------------------

             Common Stock ($0.001 Par Value) None Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X                   No
                                   ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's net sales for the year ended December 31, 2000, were $1,141,033.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $310,629 based on the average closing bid and asked prices for the common stock on May 14, 2001.

At May 14, 2001, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,486,464.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.       Description of Business......................................... 1

Item 2.       Description of Property.........................................15

Item 3.       Legal Proceedings...............................................15

Item 4.       Submission of Matters to a Vote of Security-Holders.............15


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........15

Item 6.       Management's Discussion and Analysis or Plan of Operation.......19

Item 7.       Financial Statements............................................22

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................23

                                    PART III

Item 9.       Directors and Executive Officer  ...............................23

Item 10.      Executive Compensation..........................................24

Item 11.      Security Ownership of Certain Beneficial Owners and Management..25

Item 12.      Certain Relationships and Related Transactions..................25

Item 13.      Exhibits, List and Reports on Form 8-K..........................27

              Signatures .....................................................28

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

The Company acquired the operating subsidiaries of NMMP, pursuant to a Stock Purchase and Sale agreement dated February 25, 1998. NMMP was formed as a Nevada corporation in October of 1994 with the intent of producing a breast implant that would provide a safe and credible alternative to silicone gel filled implants. All of the outstanding shares of the three NMMP subsidiaries, NovaMed Medical Products Manufacturing Inc., NovaMedical Products GmbH and NovaMed Medical Supplies Corporation were acquired for 6,301,558 shares of the Company's common stock. NovaMed Medical Supplies Corporation has had no operations since acquisition, and effective December 31, 2000 the Company sold Novamedical Products GmbH in order to settle creditors and potential liabilities associated with the Company's operations in Europe. Currently, the Company's sole operating subsidiary is NovaMed Medical Products Manufacturing, Inc.

B.   Description of Business

The Company is a medical device holding company that has developed, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures. Primary breast augmentation is the process by which breast implants are used to enhance the size or shape of a woman's breast for aesthetic reasons. Breast implant surgery is usually performed in an outpatient operating room, either in a surgeon's office or at a hospital. If the surgery is for augmentation purposes, the surgery is typically performed on an outpatient basis and general anesthesia is most commonly used. Augmentation surgery usually lasts one to two hours during which the surgeon makes an incision and creates a pocket for the implant. The implant is placed in the pocket and the incision is closed with stitches and tape. Reconstructive surgery typically occurs at a hospital and can often require more than one operation over several months.

Regulatory Impediments

The Company through the period ended December 31, 2000, derived substantially all of its sales revenue from the sale of prosthesis products outside of North America. On December 11, 2000, the Medical Device Agency ("MDA") of the British Department of Health issued a device alert in connection with the recall of the Company's NOVAGOLD(TM) breast implant product. The decision to issue a device alert was made after discussions with the Company's subsidiary, Novamedical Products GmbH, which voluntarily agreed to suspend any further shipment or sale of the NOVAGOLD(TM) product in Britain until such time as the MDA was satisfied that the Company had completed an "adequate" biological safety assessment of the Company's hydrogel filling material. The device alert did not advise that the NOVAGOLD(TM) breast implant was unsafe, rather the MDA's position was that the Company did not satisfy the European device regulations for selling breast implants.

The MDA device alert stated that the MDA had not identified any definite risk associated with the NOVAGOLD(TM) implant and did not recommend explantation for the approximately 250 patients in Britain. The device alert further provided that there was no information to indicate that there were specific risks to women or their children, either during pregnancy or from breast feeding associated with the NOVAGOLD(TM) breast implant.

The Company has engaged technical, regulatory and scientific specialists to reexamine all design criteria for the NOVAGOLD(TM) product and to revisit our test data. The results of this examination will determine what further action on the part of the Company, is required to satisfy the MDA's mandate. Our examination to date has revealed no scientific evidence that the NOVAGOLD(TM) implant is unsafe.

Concurrent with the MDA device alert, which was relevant only to sales in Britain, the Company was in the process of re-certifying its approval to sell the NOVAGOLD(TM) product throughout the European Union. Permission to sell throughout the European Union requires a CE Mark awarded by a notified body from one of the member nations. Notified bodies are certified by government health authorities and given the responsibility of examining products for safety and efficacy before allowing sales within the European Union. Once the device alert was issued in Britain, the MDA's justifications for issuing the alert were published throughout the European Union. The ECM (the Company's notified body certified by the German government) learned of the MDA's device alert and decided not to re-certify the NOVAGOLD(TM) product for sale in the European Union until such time as the Company provided new testing data and a new CE Mark application to support the contention that the product was safe. Further, the ECM advised the Company to discontinue its sale of the NOVAGOLD(TM) until such time as a new CE Mark was obtained.

The loss of the CE mark on the NOVAGOLD(TM) breast implant precludes the Company from generating any significant sales revenues until such time as the Company can be approved for a new CE Mark. The Company intends to file a new CE Mark application with a European Union notified body for the NOVAGOLD(TM) breast implant or some variation of this alternative fill product as soon as sufficient funding is made available to complete the requisite testing and application procedures.

The Company also submitted a Investigational Device Exemption (IDE) application to the Food and Drug Administration ("FDA") on January 9, 1999 for the purpose of obtaining permission from the FDA to start a clinical trial of the NOVAGOLD(TM) breast implant in the United States. The FDA responded on February 11, 1999 with certain deficiencies related to the IDE submission that required a Company response. The Company resubmitted its NOVAGOLD(TM) IDE submission on March 28, 2000 with responses to the FDA's noted deficiencies and additional information pertaining to the NOVAGOLD(TM). The Company's application approving the IDE is still pending the results of additional testing. Clinical trials in the United States cannot commence until the FDA approves the Company's IDE application.

The Company's ability to obtain permission to proceed with its IDE and begin clinical trials cannot be anticipated at this time due to a lack of the necessary capital required to proceed with the testing of the NOVAGOLD(TM) product and the evaluation of the test results. Consequently, unless or until such time as the Company obtains sufficient funding, it may never be able to determine whether its NOVAGOLD(TM) product is suitable for sale in the United States.

On April 22, 1999, the Company submitted a 510k application to obtain clearance from the FDA for the NOVASALINE(TM) inflatable breast implant. On June 8, 1999, the Company submitted a 510k application to obtain clearance for the NOVASALINE(TM) pre-filled breast implant. The Company subsequently obtained scientific clearance to market both products subject to an audit of the designated manufacturing facility. However, the FDA announced on August 18, 1999 (21 CFR Part 878), that all companies involved in the sale of saline filled implants in the United States must evidence the collection of sufficient clinical information through the submission of a Pre-Market Approval (PMA) document by November 17, 1999 in order to continue or commence the distribution of saline filled implants. Since the Company had not commenced the sale of saline filled implants in the United States, it was unable to produce the requisite clinical data that would satisfy the FDA's requirement. The Company is currently not in the position to pursue an IDE for either of its NOVASALINE(TM) breast implants due to the high cost of conducting appropriate clinical trials, in addition to continuing regulatory and competitive marketing developments.

Abandonment of the Inamed Corporation Strategic Alliance Agreement

The Company entered into a Strategic Alliance Agreement on March 25, 1999, with Inamed Corporation (the "Inamed Agreement"), the world's number one seller of breast implants. The Inamed Agreement granted to Inamed the exclusive right to sell the Company's various products. However, subsequent to the year ended December 31, 2000, the Company and Inamed mutually agreed that the common goals and objectives under the terms of the Inamed Agreement could no longer be met as a result of Inamed's decision not to proceed with an alternative fill implant and the Company's loss of the CE Mark associated with the NOVAGOLD(TM) product. The result is that a material component of the Company's plans for future growth and revenue production have been significantly impaired. The parties have agreed to a full release of any potential claims they may have arisen against each other as a result of the termination of the Inamed Agreement.

Relocation of Operating Facilities

The Company decided to relocate and consolidate its German operating facilities to the Company's headquarters in Minneapolis, Minnesota in December 2000. The decision was made due to the lack of substantial revenues at year end from sales in Europe with an indefinite prospect of future revenues coupled with the expense of operating two manufacturing facilities in two separate countries. The termination of the Inamed Agreement, the MDA device alert, and the Company's inability to re-certify the CE Mark for the NOVAGOLD(TM) breast implant product were added factors crucial to the decision. Management agreed that in order to increase manufacturing efficiencies and faithfully address quality control issues that a consolidation of all activities in Minneapolis would be in the best interests of the Company. Accordingly, all plans to construct a new facility in Germany to increase manufacturing capabilities in Germany by taking advantage of German loan and grant programs have been abandoned.

The Company will now devote its resources to improving its facilities at 623 Hoover Street, Minneapolis, Minnesota. Management believes that the relocation and consolidation of the Company's office and manufacturing facilities will decrease costs and improve efficiencies until such time as the Company is able to obtain a new CE mark and progress the FDA approval process. Management believes that when and if revenues are realized through sales in Europe or the United States at some future juncture, that consolidation of the Company's business will enable profitable operations.

Disposition of German Subsidiary

The decision to consolidate the Company's business to Minneapolis, Minnesota necessarily caused the disposition of Novamedical Products GmbH. Further to a Stock Purchase and Sales Agreement ("Sales Agreement") effective December 31, 2000, the Company sold its 100% ownership in Novamedical Products GmbH to a former officer and director of the Company, Dr. Aydin Dogan. The sale involved the disposition of all the assets and liabilities of Novamedical Products GmbH to Dr. Dogan with the following exceptions:

     o All equipment and raw material used in mixing, filling, packaging and otherwise manufacturing the NOVAGOLD(TM) or NOVASALINE(TM) breast implants were transferred to the Company; and

     o All trademarks, foreign patents or patent applications associated with the NOVAGOLD(TM) or NOVASALINE(TM) breast implants were transferred to the Company, including any corresponding CE Mark certifications.

In exchange for the procurement of the above assets, the Company issued one million three hundred fifty thousand (1,350,000) shares of its common stock to Dr. Dogan and certain individuals or entities for the sole purpose of satisfying the outstanding third party liabilities of Novamedical Products GmbH.

On December 31, 2000, in connection with the Sales Agreement, the Company entered into an Agreement for Accord and Satisfaction ("Satisfaction Agreeement") with Dr. Aydin Dogan. Under the terms of the Satisfaction Agreement, the Company issued six million four hundred thousand (6,400,000) shares of its common stock to Dr. Dogan as settlement for $224,000 in cash and services that Dr. Dogan had advanced to the Company during the year 2000. Dr. Dogan is a former director and officer of the Company. He resigned from these positions on December 18, 2000.

The Company believes that the sale of the Novamedical Products GmbH will reduce expenses and streamline operations. All of the assets in Germany were shipped to the United States subsequent to December 31, 2000. The Company anticipates that all of its operations will be conducted by its subsidiary Novamed Medical Products Manufacturing, Inc.

Technology License Agreement

During March 1, 1998, the Company entered into a License Agreement with AAB Corp and Greaco II, Ltd. ("Inventors') for the right to use certain patented technology in the production of the NOVAGOLD(TM) and NOVASALINE(TM) products. The term of the license was perpetual and permitted the use of the technology on an exclusive basis worldwide. The terms of the License Agreement caused the Company to pay a royalty equal to 5% of net revenue on sales of the products. A minimum royalty payment of $21,000 was made every six month period with additional royalties, if warranted based on sales, made payable at the beginning of each month subsequent to the royalty period. On September 1, 2000, the Company failed to make a minimum royalty payment of $21,000 and placed by the Inventors into default.

On December 29, 2000, the Company entered into a new License Agreement with the Inventors that once again enabled the Company to use certain patented technology in the production of the NOVAGOLD(TM) and NOVASALINE(TM) products. The license is perpetual and permits the use of the technology on an exclusive worldwide basis. The terms of the License Agreement cause the Company to pay a royalty equal to 7.5% of net revenue on sales of the products. A minimum royalty payment of $21,000 was to be made every six month period with additional royalties, if warranted based on sales, made payable at the beginning of each month subsequent to the royalty period. The first minimum royalty payment of $21,000 was to be made on May 1, 2001. The Company has failed to make that payment as of the date of this filing.

The Company entered into an Agreement for the Issuance, Sale and Purchase of Commons Stock with AAB Corp. and Greaco II, Ltd. ("Issuance Agreement") on December 29, 2000 as an inducement to have the Inventors enter into a new License Agreement, to settle obligations stemming from the March 1998 License Agreement and to provide a pre-payment of royalties due until May 1, 2001 under the December 29, 2000 Licence Agreement.

C.   Description of the Company's Products

The Company manufactured and marketed two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLD(TM) and the NOVASALINE(TM) . These products are designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products were used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company's flagship product has been the NOVAGOLD(TM) breast implant, which utilizes a unique water based filling material that is designed to be biocompatible and therefore safe for human use. The Company has further developed an inflatable NOVASALINE(TM) breast implant product.

The Company produced its own products through a wholly owned subsidiaries located in Minneapolis, Minnesota and Monheim, Germany. Products were manufactured pursuant to Company owned patents or patents for which the Company is the exclusive licensee. The license to use the patent were obtained through a License Agreement originally signed on March 1, 1998. However, on December 29, 2000, the Company entered into a new License Agreement with the Inventors. The Company entered into the new Licensing Agreement as a result of defaulting upon it prior Licensing Agreement dated March 1, 1998. The default was cured by entering into the new License Agreement and through the issuance of shares of the Company's common stock to settle back payments, as described above.

     The Company owns or licenses the following U.S. Patents:
              o       #5,067,965 alternative fill material patent
              o       #5,662,708 alternative fill material patent
              o       #4,955,909 textured shell surface patent
              o       #5,630,844 water vapor barrier shell patent

     The Company has the following Patents pending:
              o       08/924,457 alternative fill material submission
              o       08/858,098 biocompatible catheter
              o       09/318,036 saline implant with single valve

     The Company has the following European Patents pending:
              o       96 926 926.5 alternative fill material submission

The products are comprised of two major component parts, the outer shell and the inner filling material. Shell production was accomplished in Minneapolis, Minnesota and the finished product completed in Monheim, Germany. Since the Company's consolidation of its manufacturing facilities in December of 2000, the Company anticipates manufacturing finished products in Minneapolis, Minnesota..

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

Both the NOVAGOLD(TM)and the pre-filled NOVASALINE(TM)prostheses consist of a single silicone elastomer (rubber) shell filled with either a water based gel like material or with sterile saline (salt water). Both may be offered as either a smooth or textured implant, depending on customer demand. Currently, the products are offered only as textured implants, meaning that the surface of the implant's shell is patterned through a patented process (US Patents # 4,955,909 and # 5,630,844). This textured pattern provides a surface which has been shown to help reduce the incidence of capsular contracture, best described as a hardening of the breast as scar tissue forms around the implant. The textured surface provides a multi planar surface for the scar tissue to form around, thus reducing the strength of the scar tissue.

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

1.   NOVAGOLD(TM)

The NOVAGOLD(TM) product is a patented single lumen alternative filling material breast implant (US Patents # 5,067,965 and # 5,662,708) , developed in response to demand for a replacement to silicone-gel filled implants. The filling material is a hydrogel, meaning that is it is a water based gel material. The current filling material consists of a low molecular weight polyvinylpyrollidone (PVP, K-17), a rheological control agent, and water. PVP is a biocompatible polymer which has been used in medical products for decades. PVP has been used as a plasma expander, as a carrier for pharmaceuticals, and topically in cosmetics. The rheological control agent is a substance generally recognized as safe (GRAS) which was added to enhance the feel and thickness of the gel filling material so that the device would feel more like natural breast tissue when implanted. Despite the negative health connotations of silicone gel, the viscosity achieved with silicone is considered the standard by which all other fill materials are judged. The viscosity of the PVP filling material gives the NOVAGOLD(TM) breast implant the feel of silicone gel-filled implants, enabling it to compete successfully where silicone gel breast implants are still available for use in routine cosmetic augmentations. Like silicone gel, PVP-hydrogel filling material acts as a lubricant to the outer silicone shell, potentially decreasing the effect of biomechanical stresses on the shell over time. These stresses can lead to early degradation of the shell, and early rupture or leakage of the implant. The pre-filled NOVAGOLD(TM) implants are not presently available for sale in any market.

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

2.  Pre-filled NOVASALINE(TM)

The pre-filled NOVASALINE(TM) breast implant was developed as a product to be marketed in countries where a demand for breast implants existed, but where no implants other than those filled with saline are permitted for primary cosmetic augmentations. The primary market for the pre-filled NOVASALINE(TM) implants was France. The pre-filled NOVASALINE(TM) implants are not presently available for sale in any market.

One benefit of the pre-filled NOVASALINE(TM) implant is that it is saline filled. In the event of rupture, only salt water is released into the body. Another advantage of the pre-filled NOVASALINE(TM) is that the physician cannot introduce substances into the device during surgery. Physicians have independently added steroids and other antibiotics into inflatable prostheses in the past. The device was sold pre-filled, sealed, and sterilized, thereby lowering the risk of microbial contamination during surgery.

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

E.   Marketing

The Company is not currently marketing any of its products worldwide. The sale of the Company's marketing organization conducted through Novamedical Products GmbH, the MDA device alert, the loss of the European CE Mark and the physical process of consolidating the Company's manufacturing ability in Minneapolis have caused a cessation of marketing efforts. However, the Company believes that it can produce quality breast implant products that will compete in the world markets once regulatory and financial constraints can be addressed. Management anticipates that when once the Company's products become available for sale, that all direct marketing efforts will be conducted from Minneapolis, Minnesota.

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

The Company obtained a CE Mark (the European equivalent of FDA approval in the United States) on its NOVAGOLD(TM) and NOVASALINE(TM) breast implant products in 1996 allowing the manufacturing, marketing and sale of its products in the European Union. However, the Company failed to have the CE Mark on the NOVAGOLD(TM) product renewed due to deficiencies in the products technical file and concern raised by the MDA's device alert warning issued on December 11, 2000. The Company was informed of the ECM's decision not to re-certify the CE Mark in the first quarter of 2001.

The Company has not obtained the FDA's approval for selling any of its breast implant products in the United States. The Company has submitted three products to the FDA: (1) the NOVAGOLD(TM) pre filled mammary prosthesis; (2) the NOVASALINE(TM) saline inflatable mammary prosthesis, and; (3) the NOVASALINE(TM) saline pre filled mammary prosthesis.

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

The NOVAGOLD(TM) product has been submitted to the FDA for review and approval under an Investigation Device Exemption ("IDE")/Pre-Market Approval ("PMA") process. The IDE includes the clinical protocol, a risk assessment, and a strategic plan as to how risks are minimized and handled in the event of device failure. Upon FDA acceptance of the IDE and the collection of sufficient clinical data from controlled clinical trials, a PMA summary will be submitted to the FDA. The FDA reviews the PMA and grants or withholds approval. If approved, the NOVAGOLD(TM) may be sold freely in the United States. The Company cannot anticipate at this time whether the NOVAGOLD(TM) will ever be approved for a clinical trial in the United States in light of developments related to the MDA device alert and the failure of the CE Mark re-certification.

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

5.   NOVASALINE(TM) Saline Pre-Filled Breast Implant Regulatory Pathway

The Company had planned to enter the United States market in 1999 with the development of the NOVASALINE(TM) saline pre-filled breast implant. The product was submitted to the FDA pursuant to the 510k regulatory pathway and has since been cleared accordingly. However, on August 18, 1999 (21 CFR Part 878) the FDA announced that all companies involved in the sale of saline filled implants sold in the United States must evidence the collection of sufficient clinical information through the submission to the FDA of a Pre-Market Approval (PMA) document by November 17, 1999 in order to commence or continue the distribution of saline filled implants. FDA approval of an IDE application would cause the Company to conduct a clinical trial for the pre-filled NOVASALINE(TM) product. The clinical trial would enroll five hundred patients and be conducted for at least eighteen months prior to the submission of a PMA. Upon the FDA's acceptance of the clinical data contained in the PMA, the pre-filled NOVASALINE(TM) would be cleared for market in the United States. The Company has decided not to file an IDE for the pre-filled NOVASALINE(TM) product .

Obtaining FDA clearance can be a long and arduous process. While the Company has retained experienced professionals to assist in the FDA acceptance process, there is no assurance that the Company will ever obtain FDA clearance to market or obtain FDA approval of its manufacturing facilities. If the Company does not obtain FDA approval, for one or all of its products presently under submission, it may not market or sell such breast implant products in the United States. Inability to sell its breast implant products in the United States will have a significant adverse impact on the financial future of the Company.

6.  European Union/ European Economic Area

The Company is no longer authorized to manufacture and sell its NOVAGOLD(TM) breast implant but is still authorized to sell it NOVASALINE(TM) pre-filled products in the European Union. The European Union Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, and The United Kingdom. The market for the NOVASALINE(TM) is very limited.

The Company's European regulatory clearance was based upon the European Medical Device Directive (Council Directive 93/42/EEC, June 14, 1993) which went into effect on January 1, 1995. This Directive adopted a new classification for mammary implants. According to this classification, breast implant products were classified as IIb products. If a manufacturer fulfilled all European Union (EU) guidelines for design, production, and testing of a device and passes a Certification Audit by a qualified Notified Body, the manufacturer could apply for a CE Mark. This Directive was phased in over five years, with a deadline of June 14, 1998. Medical products manufactured after June 14, 1998 are not allowed to be distributed in the European Union unless they carry the CE mark, although medical products manufactured in Europe before June 14, 1998 which do not carry the CE mark may still be distributed until 2001. The Company's conformity to the Medical Device Directive was monitored by ECM, a Notified Body (Number 0481) certified by the German government.

The CE mark application and review process for medical products in the IIb classification requires preparation of a Technical File or "Technical Dossier" that describes the sum of the knowledge regarding the device, including its design, manufacturing and sterilization processes, routine and animal testing results, and clinical experience.

The NOVASALINE(TM) saline pre filled product currently has a valid CE Mark. Although the NOVAGOLD(TM) pre-filled mammary prosthesis has been on the European market since February 1996, the product was removed from the market when the Company was notified by the ECM that it would not re-certify the CE Mark on the NOVAGOLD(TM) product in light of the MDA device alert and deficiencies in the NOVAGOLD(TM)technical file.

There is currently no uniform collation of data regarding the size of markets outside the United States. Estimates as to the size of the market outside of the U.S. are based upon public information as to the number of implants sold outside of the U.S. by the major manufacturers of breast implant (Inamed/Mentor). Based upon our sales experience in Germany the approximate market for breast implants is 15,000 a year. The Company sold 1,316 breast implants in Germany in 1998 or 8.7% of the market. Last year the Company captured 10% of this market with sales of 1,495implants. The Company in 2000 captured only 6.9% with sales of 1,031 implants. Sales are expected to decrease significantly in 2001 as result of the loss of the Company's Ce Mark.. German sales as a percentage of total NovaMed sales in 1998 were 36%, in 1999 were 37% and in 2000 were 35%.

Since there is no reliable estimate of single markets outside of the U.S., we cannot provide accurate figures as the size of our market share in each market during 2000. However, we can note that our only significant penetration of breast implant markets to date has been in Germany. Elsewhere our sales are not significant as a measure of market share.

7.     Outside The United States - Non EU/EEA

The Company can sell its NOVAGOLD(TM) and NOVASALINE(TM) pre-filled products in the following countries outside of the European Community: Brazil, Bulgaria, Cayman Islands, China, Columbia, Dominican Republic, Hong Kong, Indonesia, Mexico, New Zealand, Poland, Russia, South Korea, Turkey, Venezuela. However, in light of the MDA device alert, the failure to re-certify the CE Mark for the NOVAGOLD(TM) product and the consolidation of manufacturing activities to Minneapolis, the Company is not currently selling its products in any market.

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

Internationally, in addition to competing with Mentor, and Inamed, the Company competes with several smaller manufacturers including Silimed, Laboratories Sebbin, L.P.I., PIP and Nagor.

The Company believes that the alternative fill NOVAGOLD(TM) product distinguishes it in the international marketplace enabling effective marketing against competing manufacturers. Even if US the NOVAGOLD(TM) product is eventually cleared for sale in the United States, there can be no assurance that the Company will have a marked presence in the international marketplace.

H.   Research & Development

The Company employs a limited staff that works in conjunction with outside consultants to expand already existent product lines and develop new technical innovations. The expansion of existing product lines would include the development of anatomical shells for both the NOVAGOLD(TM) and NOVASALINE(TM) breast implant products. Technological innovations include research into different hydrogel filling materials along with new means for sterilization and packaging processes. New product lines would encompass sizers, expanders, and other forms of plastic surgery related implants.

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

The Company's Research and Development ("R&D") expenditures decreased to $45,320 for 2000 as compared to $229,579 for 1999, while as a percentage of sales, R&D expenses were only 4% in 2000 as compared to 14% in 1999. The Company does expect a trend towards increased R&D when funds become available for such use. The Company anticipates that substantial sums will be spent on R&D in order to re-certify the NOVAGOLD(TM) implant or other breast implant.

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

J.   Reports to Security Holders

The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends to file all of its required information with the Securities and Exchange Commission ("SEC").

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

K.  Employees

The Company has 3 full time employees and 1 part time employee.

ITEM 2.              DESCRIPTION OF PROPERTY

The Company is headquartered at 623 Hoover St. N.E., Minneapolis, Minnesota 55413 where it leases office and manufacturing space totaling 15,000 square feet. The Company leases these facilities for $6,679 per month. The lease is subject to incremental increases and expires in January 2003.

The Company also leased office and manufacturing space at Am Kieswerk 4, D-40789 Monheim, Germany totaling 10,000 square feet. The terms of the lease were month to month. The Company leased these facilities for $8,108 per month including utilities. However, subsequent to December 31, 2000, the Company terminated its lease and moved all of its operations in Germany to its Minneapolis facilities.

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

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol NVMD.OB.

The table below sets forth the high and low sales prices for the Company's common stock for each quarter of 1999 and 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year           Quarter Ended                High                   Low
               -------------                ----                   ---

1999           March 31                     $2.63                  $1.06
----
               June 30                      $2.06                  $1.50
               September 30                 $2.06                  $0.94
               December 31                  $1.06                  $0.62
2000           March 31                     $2.12                  $0.40
----
               June 30                      $1.31                  $0.27
               September                    $0.28                  $0.14
               December 31                  $0.25                  $0.02

A.  Record Holders

As of May 14, 2001, there were approximately 324 shareholders of record holding a total of 43,486,464 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

C.  Recent Sales of Unregistered Securities

The following is list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable the identity of the person or entity that purchased the securities, the title of the securities, the reason for issuing the securities and the date sold:

On December 31, 2000, the Company issued 50,000 shares of common to Fuhrmann GmbH as part of a settlement of outstanding claims asserted by Fuhrmann GmbH against Novamedical Products GmbH for space leased and subsequently canceled in Germany, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 31, 2000, the Company issued 70,000 shares of common stock to GS Trauhand GmbH as part of a settlement of outstanding claims asserted by GS Trauhand GmbH against Novamedical Products GmbH for bookeeping services rendered in Germany, pursuant to exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 31, 2000, the Company issued 200,000 shares of common stock valued to Attila Dogan as part of a settlement of outstanding claims asserted by Attila Dogan against Novamedical Products GmbH for consulting services rendered in Germany, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 31, 2000, the Company issued 10,000 shares of common stock to Hans-Dirk Rohrbach as part of a settlement of outstanding claims asserted by Hans-Dirk Rohrbach against Novamedical Products GmbH for consulting services rendered in Germany, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 31, 2000, the Company issued 1,020,000 shares of common stock to Dr. Aydin Dogan as part of a settlement of outstanding claims against Novamedical Products GmbH to be made by Dr. Dogan in connection with the Company's sale of Novamedical Products GmbH to Dr. Dogan, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 31, 2000, the Company issued 6,400,000 shares of common stock to Dr. Aydin Dogan as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Dr. Dogan for consulting services rendered in connection with his management of Novamedical Products GmbH and loans provided to the Company, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 29, 2000, the Company issued 8,750,000 shares of common stock to AAB Corporation for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre- payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction by the Company. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) there was no subsequent contemporaneous public offerings of the stock; (3) the stock was not broken down into smaller denominations; and (4) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 29, 2000, the Company issued 8,750,000 shares of common stock to Greaco II, Ltd. for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre- payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) there was no subsequent contemporaneous public offerings of the stock; (3) the stock was not broken down into smaller denominations; and (4) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 26, 2000, the Company issued 2,000,000 shares of common stock to Ruairidh Campbell as part of a settlement of outstanding claims asserted against the Company by Mr. Campbell for services rendered in connection with the management of the Company, pursuant to section 4(2) of the Securities Act in a private transaction. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) there was no subsequent contemporaneous public offerings of the stock; (3) the stock was not broken down into smaller denominations; and (4) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 75,000 shares of common stock to Sigrid Hohl as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Ms. Hohl in consideration for bookeeping services rendered in Germany, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 75,000 shares of common stock to Gieseland Kaiser as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Ms. Kaiser in consideration for bookeeping services rendered in Germany, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 75,000 shares of common stock to Kohl & Kohl Arciteckten as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Kohl & Kohl Arciteckten in consideration of architectural services rendered in Germany in the initial planning stages of building a new manufacturing facility, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 75,000 shares of common stock to Herbert Kuppers as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Mr. Kuppers in consideration for management services rendered, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 75,000 shares of common stock to Quality First International, Ltd as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Quality First International, Ltd. in consideration of consulting services rendered in connection with the Company's efforts to address concerns raised the British MDA, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act; (3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 23, 2000, the Company issued 300,000 shares of common stock to Gunther Beisel as part of a settlement of outstanding claims against Novamedical Products GmbH asserted by Mr. Beisel in consideration of unpaid rent for Novamedical Products GmbH's use of the Am Keiswerk facility and cash, pursuant to the exemptions provided by Regulation S of the Securities Act. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction that did not involve a public offering; (2) the offeree was a non-US person as defined by Regulation S of the Securities Act;
(3) there was no subsequent contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.              MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. The Company is a medical device holding company that develope, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures.

The Company manufactured and marketed two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLDTM and the NOVASALINETM . These products are designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products were used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company's flagship product was the NOVAGOLDTM breast implant, which utilizes a unique water based filling material that is designed to be biocompatible and therefore safe for human use. The Company has not obtained the FDA's approval to sell any of its products in the United States and has recently lost its approval to sell its products in the European Union.

B.   Results of Operations

Sales

Sales for the year ended December 31, 2000 decreased to $1,141,033 from $1,635,346 for the year ended December 31, 1999, an decrease of 30%. The decrease in revenues is primarily attributable to the Company's failure to re-certify the NOVAGOLD(TM) product in the Europe and the corresponding decrease in the number of implants sold.

International sales have accounted for 100% of total net sales in 2000 and 1999. The decrease of sales in 2000 is directly related to the MDA's device alert for the NOVAGOLD(TM) product and the advise of the Company's notified body that all further shipment of the NOVAGOLD(TM) product be suspended until such time as perceived deficiencies in the Company's CE Mark technical file can be remedied through new test results and presentation. Sales of the NOVAGOLD(TM) breast implant continues to dominate realized income, accounting for over 98% of all Company revenues. The Company believes that should a new CE Mark be obtained for the NOVAGOLD(TM) product or some other alternative breast implant that the growing public perception in European markets that silicone gel filled implants can result in negative health consequences will work in favor of future sales of Company products.

Losses

Net losses for the year ended December 31, 2000 increased to $1,500,351 from $1,028,933 for the year ended December 31, 1999, an increase of 46%. The increase in losses was attributable primarily to the cessation of the Company's sales in Europe in light of the failure to re-certify the CE Mark for the NOVAGOLD(TM) product and the corresponding lack of revenue for the much of the last quarter of 2000.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will establish a profitable revenue stream until such time as either FDA approvals to sell the Company's products in the United States are obtained or a new CE Mark for Company products is validated by new testing and presentation.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2000, increased to $1,681,128 from $1,461,941 for the year ended December 31, 1999, an increase of 15%. The increase in selling general and administrative expenses was the result of increased resources spent on dealing with the MDA's alert notice, the Company's Notified Body and German health regulatory authorities.

The Company pays a royalty equal to 5% of net revenue of the product. A minimum royalty payment of $42,000 is made for each six month period. Royalty expense for the year ended December 31, 2000 and 1999 was approximately $53,000 and $81,000, respectively.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $40,327 and $422 respectively.

The Company expects increases in expenses through 2001 as the Company expects to spend more on research and development, regulatory clearances and consolidating manufacturing activities.

Cost of Sales

The largest factors in the variation from year to year in the cost of sales as a percentage of net sales are the cost of raw materials and the yield of finished goods from the Company's manufacturing facilities.

The cost of sales for the year ended December 31, 2000 was $812,870 compared to $1,073,400 for the year ended December 31, 1998. The decrease in the cost of sales was primarily attributable to the decrease in sales. Cost of sales as a percentage of sales for December 31, 2000 and 1999 respectively, were 71% and 66%.

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

E.   Liquidity and Capital Resources

Historically, the Company has expended significant resources on Research and Development which includes regulatory compliance expenses. The trend is likely to continue into the near future as the Company seeks to obtain regulatory clearances both in the United States in Europe for its products. The Company does not anticipate any significant sales until such time as it obtains new regulatory approvals and therefore the Company expects the trend towards using cash in operating activities to continue through 2001.

Cash flow used in operations was $137,229 for the year ended December 31, 2000, as compared to cash flow used in operations of $329,071 for the year ended December 31, 1999. Negative cash flows from operating activities for the year ended December 31, 2000 are primarily attributable to losses from operations.

Cash flow generated from financing activities was $173,990 for the year ended December 31, 2000 and $340,000 for the year ended December 31, 1999. The Company issued 320,000 shares pursuant to the cash exercise of options at $0.45 a share registered under S-8 through the period covered by this report.

The Company has funded its cash needs from inception through December 31, 2000 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently no revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

F.   Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the year ended December 31, 2000 or 1999.

During 2001 the Company expects to consolidate its manufacturing activities in Minneapolis, Minnesota. Equipment from the Company's former subsidiary, Novamedical Products GmbH has been delivered to Minneapolis and the Company is in the process of setting up its manufacturing capabilities. Establishing the Company's manufacturing capability in Minneapolis, is subject to obtaining funding.

G.  Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $5,965,376 as of December 31, 2000. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from private placement sources; (2)obtaining additional funding from the sale of the Company's securities; (3) establishing revenues; (4) obtaining FDA approval to sell its products in the United States and European approval to sell its products in the European Union; and (5) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended May 7, 2001 are attached hereto as pages F-1 through F-17.








                    [THIS SPACE IS LEFT INTENTIONALLY BLANK]

                                  NOVAMED, INC.
                        Consolidated Financial Statements
                           December 31, 2000 and 1999

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


Consolidated statement of stockholders' equity                               F-5


Consolidated statement of cash flows                                         F-6


Notes to consolidated financial statements                                   F-7

--------------------------------------------------------------------------------

                          (Letterhead of Tanner + Co.)

675 East 500 South Suite 640
Salt Lake City, Utah 84102

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
NovaMed, Inc.


We have audited the accompanying consolidated balance sheet of NovaMed, Inc., as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaMed, Inc., as of December 31, 2000, and the results of its consolidated operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ Tanner + Co.
-------------------------------
Salt Lake City, Utah
May 7, 2001

                                  NOVAMED, INC.
                           Consolidated Balance Sheet
                                December 31, 2000


         Assets

Current assets:
     Cash                                                       $        11,779
     Inventories                                                        129,204
                                                                ---------------

                  Total current assets                                  140,983

Property and equipment, net                                              50,995
                                                                ---------------

                                                                $       191,978
                                                                ---------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Equity

Current liabilities:
     Note payable                                               $        20,000
     Accounts payable and accrued liabilities                           117,667
                                                                ---------------

                  Total current liabilities                             137,667
                                                                ---------------

Commitments and contingencies                                                 -

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares
       authorized; 43,486,464 shares issued and outstanding              43,487
     Additional paid-in capital                                       6,668,710
     Stock subscription receivable                                     (692,510)
     Accumulated deficit                                             (5,965,376)
                                                                ---------------

                  Total stockholders' equity                             54,311
                                                                ---------------

                                                                $       191,978
                                                                ---------------




          See accompanying notes to consolidated financial statements.

                                  NOVAMED, INC.
                      Consolidated Statement of Operations
                            Years Ended December 31,





                                                  2000              1999
                                            -----------------------------------

Net sales                                   $       1,141,033   $     1,635,346
                                            -----------------------------------

Costs and expenses:
     Cost of sales                                    812,870         1,073,400
     Selling, general and administrative            1,681,128         1,461,941
     Research and development                          45,320           229,579
     Write down of inventory                          125,000                 -
                                            -----------------------------------

                                                    2,664,318         2,764,920
                                            -----------------------------------

         Loss from operations                      (1,523,285)       (1,129,574)

Other income                                           31,808           100,641
Interest Expense                                       (8,874)                -
                                            -----------------------------------

         Loss before income taxes                  (1,500,351)       (1,028,933)
                                            -----------------------------------

Benefit from income taxes                                   -                 -
                                            -----------------------------------

         Net loss                           $      (1,500,351   $    (1,028,933)
                                            -----------------------------------

Loss per common share-basic and diluted     $             (09)  $          (.07)
                                            -----------------------------------
Weighted average common
   shares - basic and diluted                      15,872,000        14,321,000
                                            -----------------------------------






          See accompanying notes to consolidated financial statements.

                                  NOVAMED, INC.
                 Consolidated Statement of Stockholders' Equity
                     Years Ended December 31, 2000 and 1999


                                                                    Cumulative
                                                                      Foreign      Stock
                                                        Additional   Currency    Subscrip-
                              Common Stock               Paid-in    Translation    tion        Accumulated
                          ---------------------
                            Shares       Amount          Capital     Adjustment  Receivable      Deficit        Total
                           ----------   ---------    ------------   -----------  ----------   -------------  -------------
Balance at
January 1, 1999            13,445,852   $  13,446    $  3,699,077  $   84,528    $            $ (3,436,092)  $    360,959

Comprehensive income:
  Net loss                          -           -             -           -             -       (1,028,933)    (1,028,933)
  Other comprehensive
    income - foreign
    currency translation

                                                                                                               (1,112,253)

Issue common stock for:
  Cash                        200,000         200         219,800          -             -            -           220,000
  Receivable                  800,000         800         559,200          -      (560,000)           -                -
  Services                    750,612         751         604,681          -             -            -           605,432

Collection of stock
  subscription receivable           -           -               -          -       120,000            -           120,000

Stock option compensation           -           -          87,877          -             -            -            87,877
                           ----------   ---------    ------------   -----------  ----------   -------------  -------------

Balance at
December 31, 1999          15,196,464      15,197       5,170,635       1,208     (440,000)     (4,465,025)       282,015

Issue Common Stock for:
  Cash                        320,000         320         143,680          -            -              -          144,000
  Services                 11,470,000      11,470         379,375          -            -              -          390,845
  Sale of foreign subsidiary
    to related party        1,350,000       1,350         503,670      (1,208)          -              -          503,812
  Settlement of accounts
    payable                 6,400,000       6,400         217,600          -            -              -          224,000


Collection of stock
  subscription receivable           -           -             -            -         9,990             -            9,990

Stock subscription
receivable                  8,750,000       8,750         253,750          -      (262,500)            -              -

Net loss                            -           -             -            -            -       (1,500,351)    (1,500,351)
                           ----------   ---------    ------------   -----------  ----------   -------------  -------------

Balance at
December 31, 2000          43,486,464    $ 43,487     $ 6,668,710   $            $(692,510)   $ (5,965,376)  $     54,311
                           ----------   ---------    ------------   -----------  ----------   -------------  -------------


          See accompanying notes to consolidated financial statements.
                                       F-5

                                  NOVAMED, INC.
                         Notes to Financial Statements
                                   Continued
                      Consolidated Statement of Cash Flows
                            Years Ended December 31,

                                                                2000               1999
                                                          -----------------    ---------------

Cash flows from operating activities:
     Net loss                                             $      (1,500,351    $  (1,028,933)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                                40,327              422
         Stock issued for services                                  390,845          605,432
         Stock options issued for services                                -           87,877
         Write down of inventory                                    125,000                -
         (Increase) decrease in:
              Receivables                                           160,270           98,625
              Inventories                                           502,589         (274,568)
              Other assets                                           54,328          (57,601)
         Increase (decrease) in:
              Cash overdraft                                        (16,736)          40,215
              Accounts payable and accrued liabilities              106,499          199,460
                                                          -------------------  ----------------

                  Net cash used in
                  operating activities                             (137,229)        (329,071)
                                                          -------------------  ---------------

Cash flows from investing activities -
     purchase of property and equipment                             (41,219)         (41,126)
                                                          -------------------  ---------------

Cash flows from financing activities:
     Proceeds from note payable                                      20,000                -
     Issuance of common stock                                       144,000          220,000
     Collection of stock subscription receivable                      9,990          120,000
                                                          -------------------  ---------------

                  Net cash provided by
                  financing activities                              173,990          340,000
                                                          -------------------  ---------------

Effect of exchange rate changes on cash                                   -          (83,320)
                                                          -------------------  ---------------

Net decrease in cash                                                 (4,458)        (113,517)

Cash, beginning of year                                              16,237          129,754
                                                          -------------------  ---------------

Cash, end of year                                         $          11,779    $      16,237
                                                          -------------------  ---------------

                   Notes to Consolidated Financial Statements

                                  NOVAMED, INC.

                          Notes to Financial Statements
                                    Continued

                           December 31, 2000 and 1999


1.   Organization and Presentation

On June 29, 1998, NovaMed, Inc. (formerly Conceptual Technologies, Inc.) (Conceptual) closed a Stock Purchase and Sale agreement with International Medical Products, Inc. (formerly NovaMed Medical Products Incorporated) (IMP) whereby Conceptual purchased all of the issued and outstanding common stock of IMP's wholly owned subsidiaries, consisting of NovaMed Medical Products Manufacturing, Inc., NovaMed Medical Supplies Corporation and Novamedical Products GmbH (the Subsidiaries) (the Company) in exchange for 6,301,553 common shares of Conceptual, and the commitment to complete a private placement of its common stock which occurred prior to December 31, 1998. On December 31, 2000 the Company sold its wholly owned subsidiary Novamedical Products, GmbH and issued 1,350,000 shares of the Company's common stock to a significant shareholder and former officer in exchange for ten dollars and the assumption of all Novamedical Products, GmbH net liabilities.


The Company is engaged primarily in the development, manufacture and sale of mammary prostheses products. The flagship product is NOVAGOLD, a pre-filled hydrogel textured single lumen breast implant that utilizes a unique water based filling material that is designed to be biocompatible.


Through the period ended December 31, 2000, the Company derived substantially all of its sales revenue from the sale of prosthesis products outside of North America. On December 11, 2000, the Medical Device Agency ("MDA") of the British Department of Health issued a device alert in connection with the recall of the Company's NOVAGOLDTM breast implant product. The decision to issue a device alert was made after discussions with the Company's subsidiary, Novamedical Products GmbH, which voluntarily agreed to suspend any further shipment or sale of the NOVAGOLDTM product in Britain until such time as the MDA is satisfied that the Company has completed an "adequate" biological safety assessment of the Company's hydrogel filling material. The device alert did not advise that the NOVAGOLDTM breast implant was unsafe, rather the MDA's position is that the Company did not satisfy the European device regulations for selling breast implants.

                                  NOVAMED, INC.
                          Notes to Financial Statements
                                    Continued





1.   Organization and Presentation  Continued

The MDA device alert stated that the MDA had not identified any definite risk associated with the NOVAGOLDTM implant and did not recommend explantation for the approximately 250 patients in Britain. The device alert further provided that there was no information to indicate that there were specific risks to women or their children, either during pregnancy or from breast feeding associated with the NOVAGOLDTM breast implant.


Concurrent with the MDA device alert, which was relevant only to sales in Britain, the Company was in the process of re-certifying its approval to sell the NOVAGOLDTM product throughout the European Union. Permission to sell throughout the European Union requires a CE Mark awarded by a notified body from one of the member nations. Notified bodies are certified by government health authorities and given the responsibility of examining products for safety and efficacy before allowing sales within the European Union. Once the device alert was issued in Britain, the MDA's justifications for issuing the alert were published throughout the European Union. The ECM (the Company's notified body certified by the German government) learned of the MDA's device alert and decided not to re- certify the NOVAGOLDTM product for sale in the European Union until such time as the Company provided new testing data and a new CE Mark application to support the assertion that the product was safe. Further, the ECM advised the Company to discontinue its sale of the NOVAGOLDTM product until such time as a new CE Mark is obtained.


The loss of the CE Mark on the NOVAGOLDTM breast implant precludes the Company from generating any significant sales revenues until such time as the Company can be approved for a new CE Mark. The Company intends to file a new CE Mark application with a European Union notified body for the NOVAGOLDTM breast implant or some variation of this alternative fill product as soon as sufficient funding is made available to complete the requisite testing and application procedures.


2.   Going Concern

At December 31, 2000 the Company had an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued



2.   Going Concern Continued

The Company's ability to continue as a going concern is subject to the attainment of profitable operations and/or obtaining necessary funding from outside sources. The Company plans to increase sales from regaining a CE Mark approval in Europe and obtaining U.S. Food and Drug Administration (FDA) clearance for the sale of its products in the United States. The Company is also currently seeking additional capital through both private and public sources. However, there can be no assurance they will be successful.


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

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued


3.   Significant Accounting Policies Continued

Earnings Per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 550,000 shares and 500,000 shares of common stock at $1.30 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted earnings per share calculation because their effect would have been antidilutive.


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

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued


3.   Significant Accounting Policies Continued

Foreign Currency Translation
Revenues and expenses denominated in foreign currencies are translated at average monthly exchange rates during the year. Assets and liabilities are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment is a component of shareholders' equity.


Reclassifications
Certain amounts in the 1999 financial statements have been reclassified to conform with the current year presentation.


4.   Detail of Certain Balance Sheet Accounts

Inventories:
     Finished goods                                       $         195,601
     Raw materials                                                   58,603
     Valuation allowance                                           (125,000)
                                                          -----------------

                                                          $         129,204
                                                          -----------------




Accounts payable and accrued liabilities:
     Accounts payable, trade                              $         107,320
     Accrued liabilities                                             10,347
                                                          -----------------

                                                          $         117,667
                                                          -----------------



5.   Property and Equipment

Property and equipment consist of the following:

     Equipment and fixtures                               $          71,694

     Less accumulated
       depreciation                                                 (20,699)
                                                          -----------------

                                                          $          50,995
                                                          -----------------



6.   Note Payable
The Company has a note payable of $20,000 due to an entity which is unsecured, non-interest bearing, and due on demand.

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued




7.   Related Party Transactions
The Company leases one of its facilities from a shareholder. The lease requires monthly payments of approximately $8,000 per month. Rent expense for the periods ended December 31, 2000 and 1999 was approximately $80,000 and $96,000, respectively.


8.   Income Taxes
The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before the provision for income taxes for the following reasons:


                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Federal income tax benefit at
  statutory rate                        $          510,000$         350,000
Gain on sale of subsidiary                        (163,000)               -
Change in valuation allowance                     (347,000)        (350,000)
                                        -----------------------------------

                                        $             -    $              -
                                        -----------------------------------



Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforward                           $       1,402,000
Write down of inventory                                              43,000
Valuation allowance                                              (1,445,000)
                                                          -----------------

                                                          $              -
                                                          -----------------


A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.


At December 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $4,124,000, which begins to expire in 2010. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. The change in ownership of the Company may reduce the amount of loss allowable.

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued




9.   Supplemental Cash Flow Information

On December 31, 2000 the Company sold its foreign wholly owned subsidiary, Novamedical Products GmbH, and issued 1,350,000 of the Company's common stock to a stockholder and former officer in exchange for ten dollars and assumption of all Novamedical Products GmbH net liabilities as follows:


Receivables                                               $         (71,931)
Inventories                                                          (1,075)
Property and equipment, net                                         (26,677)
Other assets                                                         (4,980)
Cash overdraft                                                       23,479
Payables                                                            584,996
Issuance 1,350,000 Novamed, Inc.
  common shares                                                       1,350
Foreign currency adjustment, net                                     (1,208)
                                                          -----------------

Gain on sale to related party                             $         503,812
                                                          -----------------



During the year ended December 31, 2000 the Company issued 6,400,000 of its common shares for settlement of $224,000 of accounts payable.



During the year ended December 31, 2000 and 1999 the Company issued common stock for stock subscription receivables of $262,500 and $560,000, respectively.


                                                    Years Ended
                                                    December 31
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Interest                                $            9,000  $        32,000
                                        -----------------------------------

Income taxes                            $              -    $           -
                                        -----------------------------------

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued


10.  Stock Options and Warrants

During the year ended December 31, 1999 the Company established a stock option plan (the Plan), which allowed a maximum of 500,000 options be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. During the year ended December 31, 2000 the maximum options were increased to 1,315,000. Under the Plan, grants of options may be made to selected officers, employees and non-employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.


Information regarding the stock options and warrants is summarized below:


                                                              Weighted
                                                               Average
                                             Number of        Exercise
                                              Options           Price
                                         ----------------------------------

Outstanding at January 1, 1999                           -  $             -
  Granted                                          500,000             1.30
  Exercised                                              -                -
  Forfeited                                              -                -
                                         ----------------------------------

Outstanding at December 31, 1999                   500,000             1.30
  Granted                                          370,000              .45
  Exercised                                       (320,000)             .45
                                         ----------------------------------

Outstanding at December 31, 2000                   550,000  $          1.22
                                         ----------------------------------

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued



10.  Stock Options and Warrants Continued

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


                                                          Years Ended
                                                          December 31,
                                                 ------------------------------
                                                      2000           1999
                                                 ------------------------------

Net loss - as reported                           $    (1,500,351  $  (1,028,933)
Net loss - pro forma                             $    (1,675,768  $  (1,329,891)
Loss per share - as reported                     $           (.0) $        (.07)
Loss per share - pro forma                       $           (.1) $        (.09)
                                                 ------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                          December 31,
                                                       2000          1999
                                                  -----------------------------

Expected dividend yield                           $          -     $         -
Expected stock price volatility                             381%           113%
Risk-free interest rate                                       7%             8%
Expected life of options                                  1 year        2 years
                                                  -----------------------------

The weighted average fair value of options granted during 2000 and 1999, was, $.47, and $.78 respectively.

                                  NOVAMED, INC.

                   Notes to Consolidated Financial Statements
                                    Continued




10.  Stock Options and Warrants Continued

The following table summarizes information about stock options outstanding at December 31, 2000:


                             Outstanding                    Exercisable
--------------------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
                            Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Price      Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$    .45          50,000       .21                   $   50,000   $    .45
                                            .45
    1.30         500,000       .21         1.30         500,000       1.30
--------------------------------------------------------------------------------

$   1.22         550,000       .21     $   1.22         550,000   $   1.22

--------------------------------------------------------------------------------



11.  Disposal of Subsidiary

On December 31, 2000, the Company sold its wholly owned foreign subsidiary Novamedical Products GmbH, which accounts for a substantial percent of the revenues for the years ended December 31, 2000 and 1999. The following unaudited pro forma consolidated results of operations have been prepared as if the sale had occurred at the beginning of 1999:


                                                    Pro Forma Results of
                                                         Operations
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Total revenue                               $           16,576   $      100,641

Total expenses                                       1,293,601          991,240
                                            ------------------------------------

Net loss                                    $       (1,277,025   $     (890,599)
                                            ------------------------------------

Net loss per share                          $              (.8)            (.06)
                                            ------------------------------------



The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                  NOVAMED, INC.
                   Notes to Consolidated Financial Statements
                                    Continued


12.  Commitments and Contingencies

Royalty Agreement
In March of 1998, the Company was assigned the intellectual property and patent rights to certain products. The term of this license is perpetual and allows for the worldwide exclusive rights to manufacture and market the product. As part of this agreement, the Company agrees to pay a royalty equal to 5% of net revenue of the product. A minimum royalty payment of $21,000 shall be made for each six month period. Royalty expense for the year ended December 31, 2000 and 1999 was approximately $53,000 and $81,000, respectively.


Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to product safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.


13.  Sales
Substantially all sales by the Company were made in Europe for the years ending December 31, 2000 and 1999.


14.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, and payables. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items.

15.  Subsequent Events

On February 1, 2001 and March 1, 2001 the Company issued cumulative convertible debentures totaling $125,000. The debentures bear annual interest at 6% and are due January 2006. The debentures are convertible at the option of the holder at any time within 12 months subsequent to the effective date, at a rate of $0.05 per share of common stock.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM  9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS

The officers and directors of the Company as of December 31, 2000 are as follows:

          Name                  Age       Position

     Ruairidh Campbell           38      president and director

Ruairidh Campbell has lead the Company since his appointment as president in 1995. Mr. Campbell also performs the duties typically performed by the chief financial officer. During his tenure as president of the Company, Mr. Campbell has guided the Company's subsidiaries through product development and introduction to the international marketplace. Mr. Campbell has a depth of experience managing and financing public companies, particularly through start-up phases. He is licensed as an attorney in the State of California with a Doctor of Jurisprudence from the University of Utah College of Law. Mr. Campbell sits on the board of directors of Canadian Metals Exploration Ltd., Allied Resources, Inc., EnterNet, Inc, InvestNet, Inc., Cairo Acquisitions, Inc., Alexandria Holdings, Inc., Aswan Investments, Inc. and Fernsoft Syence Ltd. Plc.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of three individuals who during the transitional period ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Dr. Aydin Dogan - Dr. Dogan was appointed to the board of directors and as a vice-president of the Company in 1998. He resigned from the board of directors and as an officer on December 18, 2000. The Company entered into a Agreement for Accord and Satisfaction dated December 31, 2000 with Dr. Dogan that resulted in the issuance to him of 6,400,000 shares of common stock in debt settlement and a Stock Sale and Purchase Agreement, dated December 31, 2000 that resulted in the direct issuance to him of 1,022,000 shares of common stock to be used to settle outstanding claims against Novamedical Products, GmbH. Dr. Dogan is now the beneficial owner of 8,245,000 shares or 18.9% of the Company. Dr. Dogan filed to file a Form 3 in a timely manner. Dr. Dogan further failed to file a Form 5 for the year ended December 31, 2000.

Dr. Howard Bellin - Dr. Bellin was appointed to the board of directors of the Company in 1999. He resigned from the board of directors on December 20, 2000. On December 26, 2000, the board of directors authorized the issuance of 30,000 common shares to Dr. Bellin for services rendered as a director of the Company. Dr. Bellin failed to file a Form 3 in a timely manner. Dr. Bellin further failed to timely file a Form 5 for the year ended December 31, 2000.

Dr. Franz Schain - Dr. Schain was appointed to the board of directors of the Company in 1998. He resigned from the board of directors on December 20, 2000. Dr. Schain failed to file a Form 3 in a timely manner. Dr. Schain further failed to timely file a Form 5 for the year ended December 31, 2000.

ITEM  10.       EXECUTIVE COMPENSATION

The following table provides summary information for the years 2000, 1999 and 1998 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.

                                        SUMMARY COMPENSATION TABLE

                                Annual Compensation                            Long Term Compensation
------------------------------------------------------------    -----------------------------------------------------------------
                                                                             Awards                        Payout
                                                                -----------------------------     -------------------------------
Name and                                                          Restricted      Securities        LTIP         All
Other                                           Other Annual       Stock         Underlying
Principal       Year      Salary         Bonus  Compensation      Award(s)        Options/         payouts
                 Compensation
Position        ($)         ($)           ($)       ($)            ($)             SARs(#)           ($)         ($)
-----------    -------   ----------    -------  ------------     -----------    -------------     ----------    --------
Ruairidh        2000       67,000           -        -           2,000,000       30,000(1)            -           -
Campbell        1999      120,000           -        -               -           55,000(2)            -           -
President       1998      120,000           -        -               -                 -              -           -

Dr. Aydin,
President of    2000       80,000           -        -           6,400,000       20,000(3)            -           -
NovaMedical     1999      160,000           -        -               -          100,000(4)            -           -
Products        1998      160,000           -        -               -                 -              -           -
GmbH

Compensation of Directors

The Company's directors are currently not compensated for their services as directors of the Company.
------------------------------
(1) Shares under option at $0.45 a share expired as of March 2001
(2) Shares under option at $1.30 a share expired as of March 2001
(3) Shares under option at $0.45 a share expired as of March 2001
(4) Shares under option at $1.30 a share expired as of March 2001

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of May 14, 2001, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

     Title of            Name and Address of                Amount and nature of           Percent of Class
      Class              Beneficial Ownership               Beneficial Ownership
------------------ --------------------------------  ----------------------------------  ---------------------
      Common              Ruairidh Campbell                      2,150,000                       4.9%8
      Stock              600 Westwood Terrace
                         Austin, Texas 78746
------------------ --------------------------------  ----------------------------------  ---------------------
      Common               Dr. Aydin Dogan                       8,245,000                      18.9%8
      Stock             3 Heinestrasse D-40789
                           Monheim, Germany
      Common               Graeco II, Ltd.                       8,810,000                      20.03%
      Stock           630 West 34th Street #201
                         Austin, Texas 78705
------------------ --------------------------------  ----------------------------------  ---------------------
      Common               AAB Corporation                       8,750,000                      20.1%8
      Stock              5009 White Bear Lake
                           Minnesota 55110
------------------ --------------------------------  ----------------------------------  ---------------------
      Common          All Executive Officers and                 2,150,000                       4.9%
      Stock              Directors as a Group
------------------ --------------------------------  ----------------------------------  ---------------------

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2000, the Company issued 6,400,000 shares of common stock to Dr. Aydin Dogan pursuant to an agreement for accord and satisfaction, for consulting services rendered in connection with his management of Novamedical Products GmbH and loans provided to the Company, pursuant to the exemptions provided by Regulation S of the Securities Act in a private transaction that did not include a public offering. Amounts due to Dr. Dogan under a consulting agreement with Novamedical Products GmbH and loans made to the Company were settled. The Company chose to issue the shares to Dr. Dogan in order satisfy his claims for compensation for services and loans made. Further, the Company canceled a promissory note due to the Company by Dr. Dogan.

On December 31, 2000, the Company issued 1,020,000 shares of common stock to Dr. Aydin Dogan for debt settlement services in connection with the sale of Novamedical Products GmbH, rendered pursuant to the exemptions provided by Regulation S of the Securities Act in a private transaction that did not include a public offering. The share issuance to Dr. Dogan was part of a stock purchase and sale agreement pursuant to the terms of which the Company was to issue

1,350,000 shares to be used to settle the claims of creditors of Novamedical Products GmbH. The Company issued 330,000 shares to creditors directly and 1,022,000 shares to Dr. Dogan for his use in settling creditors.

On December 29, 2000, the Company issued 8,750,000 shares of common stock to AAB Corporation for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre-payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The share issuance to AAB Corporation induced it to enter into a new licence agreement with the Company executed on even date that enables the Company to utilize certain patented technology in the manufacture of its products.

On December 29, 2000, the Company issued 8,750,000 shares of common stock to Greaco II, Ltd. for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre-payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The share issuance to Greaco II, Ltd. induced it to enter into a new licence agreement with the Company executed on even date that enables the Company to utilize certain patented technology in the manufacture of its products.

On December 26, 2000, the Company issued 2,000,000 shares of common stock to Ruairidh Campbell in consideration for services rendered in 2000 as president of the Company, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The Company issued the shares to Mr. Campbell as part of a plan to reduce or eliminate amounts due to creditors. Mr. Campbell's services had not been adequately compensated and therefore the decision was taken to settle all obligations to Mr. Campbell as of year end 2000.

The Company issued a total of 1,550,612 shares of common stock to Euro Pacific Service GmbH & Co. KG during 1999. The transactions were as follows:

In June of 1999, the Company issued 200,000 shares of common stock at $1.10 per share to Euro Pacific Securities Service GmbH & Co. KG as compensation for services rendered pursuant to the exemptions provided by Regulation S of the Securities Act of 1933 in a private transaction that did not involve a public offering.

In June of 1999, the Company issued 200,000 shares of common stock at $1.10 per share to Euro Pacific Securities Service GmbH & Co. KG for cash pursuant to the exemptions provided by Regulation S of the Securities Act of 1933 in a private transaction that did not involve a public offering

In November of 1999 the Company issued 750,612 shares of common stock valued at $0.70 per share to Euro Pacific Securities Service GmbH & Co. KG for services rendered pursuant to the exemptions provided by Regulation S of the Securities Act of 1933 in a private transaction that did not involve a public offering.

In November of 1999 the Company issued 400,000 shares of common stock to Euro Pacific Securities Service GmbH & Co. KG at $0.70 a share for cash under a promissory note pursuant to the exemptions provided by Regulation S of the

Securities Act of 1933 in a private transaction that did not involve a public offering. The Company received approximately $80,000 on the note in payment. Since Euro Pacific Securities Service GmbH & Co. KG ceased doing business in September of 2000, the Company has little expectation that the remaining amount due on the promissory note will be paid.

In November of 1999 the Company issued 400,000 shares of common stock owned by Dr. Aydin Dogan at $0.70 a share for cash under a promissory note pursuant to the exemptions provided by Regulation S of the Securities Act of 1933 in a private transaction that did not involve a public offering. The Company received approximately $80,000 on the note in payment and on December 31, 2001credited the remaining amount due to the Company against claims asserted by Dr. Dogan for funds loaned to the Company.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 29 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8K during the period covered by this Form 10-KSB.

         On December 15, 2000, the Company reported the device alert issued by the British MDA in connection with the NOVAGOLD(TM) product. The device alert indicated that although no finding that the NOVAGOLD(TM) product was unsafe, the MDA believed that the Company had failed to adequately address the European standards to be fulfilled by the manufacturer of this type of product.

         On December 22, 2000, the Company reported the resignations of Dr. Aydin Dogan, as a director and Company vice-president. The Company further reported the resignations of Dr. Howard Bellin and Dr. Franz Schain as directors of the Company. Mr. Campbell remains the Company's sole officer and director.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2001


NovaMed, Inc.



 /s/   Ruairidh Campbell
-----------------------------------------
Ruairidh Campbell, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                       Date
 /s/ Ruairidh Campbell            President and Director         May 14, 2001
-------------------------------
 Ruairidh Campbell

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.          DESCRIPTION

3(i)      *  Articles of Incorporation of the Company formally known as
             Conceptual Technologies, Inc. a Nevada corporation dated November
             26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

3(ii) * Bylaws of the Company adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

3(iii)    *  Certificate of Amendment of the Articles of Incorporation of the
             Company filed on August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of the Company's Form
             10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

3(iv)     *  Certificate of Amendment of the Articles of Incorporation of the
             Company changing the name from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

Material Contracts

10(i)     *  Stock Purchase and Sale Agreement between Conceptual Technologies,
             Inc. and NovaMed Medical Products Incorporated, dated February 25,
             1998, pursuant to which the Company acquired all its current operations (incorporated herein by reference from Exhibit 6(i) of he Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

10(ii)    *  Letter Agreement-Strategic Alliance between the Company and Inamed,
             Inc. dated March 25, 1999 for the sale of the Company's
             NOVAGOLD(TM)implant internationally and the sale of the NOVASALINE(TM)pre-filled implants (incorporated herein by reference from Exhibit 6(ii) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

10(iii)   *  Second Amendment to the Lease Agreement between the Company and
             Michelle Realty Company dated October 8, 1998 for the lease of the Company's office and manufacturing facilities in Minnesota
             (incorporated herein by reference from Exhibit 6(iii) of the Company's Form 10SB12G/A as filed with the Securities and Exchange
             Commission on November 29, 1999).

10(iv)    *  The Company's Stock Option Plan dated March 19, 1999, reserving a maximum of 500,000 shares of common stock to provide incentives to officers, directors and key employees (incorporated herein by reference from Exhibit 6(iv) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

10(v)     *  Stock Option Agreement between the Company and Ruairidh Campbell dated March 19, 1999, granting him the option to purchase up to 55,000 shares of common stock of the Company for $1.30 a share
             (incorporated herein by reference from Exhibit 6(v) of the Company's Form 10SB12G/A as filed with the Securities and Exchange
             Commission on November 29, 1999).

10(vi)    *  Stock Option Agreement between the Company and Dr. Howard Bellin dated March 19, 1999, granting him the option to purchase up to 35,000 shares of common stock of the Company for $1.30 a share
             (incorporated herein by reference from Exhibit 6(vi) of the Company's Form 10SB12G/A as filed with the Securities and Exchange
             Commission on November 29, 1999).

10(vii)   *  Correspondence between the Company and IKB Deutche Industrie Bank dated June 10, 1999 discussing various terms of loan to establish production plant in Duisberg, Germany (incorporated herein by reference from Exhibit 6(vii) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29,
             1999).

10(viii)  *  The Company's Stock Option Plan dated March 2, 2000, reserving a maximum of 1,315,000 shares of common stock to provide incentives to officers, directors and key employees (incorporated herein by reference to the Company's S-8 registration statement filed with the Securities and Exchange Commission on March 2, 2000).

10(ix)    32 Stock Option Agreement between the Company and Dr. Aydin Dogan, dated February 29, 2000, granting him the option to purchase 20,000 shares of the Company for $0.45 a share.

10(x)     37 Stock Option Agreement between the Company and Dr. Howard Bellin, dated February 29, 2000, granting him the option to purchase 20,000 shares of the Company for $0.45 a share.

10(xi)    42 Stock Option Agreement between the Company and Ruairidh Campbell, dated February 29, 2000, granting him the option to purchase 30,000 shares of the Company for $0.45 a share.

10(xii)   47 Stock Option Agreement between the Company and Dr. Franz Schain, dated February 29, 2000 granting him the option to purchase 300,000 shares of the Company for $0.45 a share.

10(xiii)  52 License Agreement between the Company and AAB Corp. Ltd. and
             Greaco II Ltd. ("Inventors") dated December 27, 2000 for the use of patented technology in the manufacture of the Company's products.

10(xiv)   62 Agreement for the Issuance, Sale and Purchase of NovaMed Common
             Stock between the Company and AAB Corp. and Greaco II, Ltd. dated December 29, 2001 for the issuance of a combined total of 17,500,000 shares to the Inventors as a means to induce them to enter into a new license agreement, settle debt owed on royalties and pre-pay royalty payments.

10(xv)    70 Agreement for Accord and Satisfaction between the Company and Dr.
             Aydin Dogan dated December 31, 2000 for the issuance of 6,400,000 shares to settle obligations Dr. Dogan had against the Company and settle obligations the Company had against Dr. Dogan pursuant to a promissory note.

10(xvi)   71 Stock Purchase and Sale Agreement between the Company and Dr.
             Aydin Dogan dated December 31, 2000 to effect the sale of Novamedical Products GmbH to Dr. Dogan, the terms of which included the issuance of 1,350,000 shares of common stock to settle creditors of Novamedical Products GmbH.

         *      Incorporated by reference from previous filings of the Company





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                             STOCK OPTION AGREEMENT
Exhibit 10(ix)

         THIS OPTION AGREEMENT ("Agreement") is entered into this 29th day of February, 2000 by and between NovaMed, Inc., a Nevada corporation ("NovaMed"), and Dr. Aydin Dogan, whose address is Davoser Klause 20 Cologne D-51063 Germany ("Option Holder").

         WHEREAS, Option Holder is a key employee of NovaMed and NovaMed desires him/her to remain in such capacity by providing him/her with an added incentive to work effectively for and in NovaMed's interest and with the means to acquire or to increase his/her proprietary interest in NovaMed and to share in its success.

         NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to the terms and conditions set forth below, Option Holder and the Company agree as follows:

1.   The Option

          The Company hereby grants to Option Holder or his assignee (hereinafter "Holder") an option (the "Option") to acquire Twenty Thousand (20,000) shares of the Company common stock, subject to adjustment as set forth herein (such shares, as adjusted, are hereinafter referred to as the "Option Shares"), at a purchase price of $0.45 per share ("Option
         Price").

2.   Terms and Exercise of Option

     A. Term of Option. Subject to the terms of this Agreement, Holder shall have the right to exercise the Option in whole or in part, commencing the date hereof through the close of business on March 1, 2001.

     B. Exercise of the Option. The Option may be exercised upon written notice to the Company at its principal office setting out the number of Option Shares to be purchased, together with payment of the Option Price (as defined in and determined in accordance with the provisions of paragraphs 4 and 5 hereof.

          Subject to paragraph 5 hereof, upon such Notice of exercise and payment of the Option Price, the Company shall issue and cause to be delivered with all reasonable dispatch to or upon the written order of Holder, or its successor as provided for herein, and in such name or names as the Holder may designate, a certificate or certificates for the number of Option Shares so purchased. The rights of purchase represented by the Option shall be exercisable, at the election of the Holder thereof, either in full or from time to time in part, and in the event the Option is exercised in respect of less than all of the Option Shares purchasable on such exercise at any time prior to the date of expiration hereof, the remaining Option Shares shall continue to be subject to Adjustment as set forth in paragraph 5 hereof. The company irrevocably agrees to reconstitute the Option Shares as provided herein.

3.   Reservation of Option Shares

          The Company shall at all times keep reserved and available, out if its authorized Common Stock, such number of shares of Common Stock as shall be sufficient to provide for the exercise of the rights to purchase the Company's Common Stock represented by this Option Agreement. The transfer agent for the Common Stock and any successor transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of such rights of purchase, will be irrevocably authorized and directed at all times to reserve such number of authorized shares as shall be requisite for such purpose. The Company will keep a copy of this Agreement on file with the transfer agent or its successors.

4.   Adjustment of the Number of Option Shares

         The number of Option Shares purchasable pursuant to this Agreement shall be subject to adjustment from time to time upon the happening of certain event, as follows:

     A.   Adjustment  for  Recapitalization.  In the event the Company shall

               (a)  subdivide its outstanding shares of Common Stock, (

               b) reverse split or otherwise reduce its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or

               (c) issue or convert by reclassification or recapitalization of its shares of Common Stock into, for, or with other securities (a "Recapitalization"), the number of Option Shares purchasable hereunder immediately following such Recapitalization shall be adjusted so that the Holder shall be entitled to receive the kind and number of Option shares or other securities of the Company which it would have owned or have been entitled to receive after such Recapitalization, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph shall be calculated and shall become effective immediately after the effective date of such even retroactive to the effective date.

     B. Preservation of Purchase Rights Under Consolidation. In case of any Recapitalization or any other consolidation of the Company with or merger of the Company into another corporation, or in case of any sale or conveyance to another corporation of the property of the Company as an entirely or substantially as an entirety, the Company shall prior to the closing of such transaction, cause such successor or purchasing corporation, as the case may be, to acknowledge and accept responsibility for the Company's obligations hereunder and to grant the Holder the right thereafter upon payment of the Option Price to purchase the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance. The provisions of this paragraph shall similarly apply to successive consolidations, mergers sales or conveyances.

     C. Notice of Adjustment. Whenever the number of Option Shares purchasable hereunder is adjusted, as herein provided, the Company shall mail by first class mail, postage prepaid, to the Holder Notice of such adjustment or adjustments, and shall deliver to Holder setting forth the adjusted number of Option shares purchasable and a brief statement of the facts requiring such adjustment, including the computation by which such adjustment was made.

     D. Adjustment for Dividends. Except as provided herein, no adjustment to the Option Shares shall be made in respect of any cash dividend.

5.   Failure  to  Deliver  Option  Shares   Constitutes  Breach  Under  Advisory
     Agreement

          Failure by the Company, for any reason, to deliver the certificates representing any shares purchased pursuant to this Option, or the placement of a Stop Transfer order by the Company, shall constitute a "Breach" under the Advisory Agreement and, for the purpose of this Option, failure to deliver or transfer the subject shares shall automatically toll the expiration of this Agreement for a period of time equal to the delay in delivering the subject shares or term of the Stop Transfer order.

6.   Assignment

         This Agreement and the rights hereunder shall not be assigned by either party hereto.

7.   Counterparts

          A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

8.   Further Documentation

          Each party hereto agrees to execute such additional instruments and take such action as may be reasonably requested by the other party to effect the transaction or otherwise to carry out the intent and purposes of this Agreement.

9.   Notices

          All Notices and other communications hereunder shall be in writing and shall be sent by prepaid first class mail to the parties at the following addresses as amended by the parties with written Notice to the other:

         To Holder:                         Dr. Aydin Dogan
                                            Davoser Klause 20
                                            Cologne
                                            D-51063 Germany


         To the Company:                    NovaMed, Inc.
                                            623 Hoover Street N.E.
                                            Minneapolis, MN 55413 USA

10.  Counterparts

          This  Agreement  may  be  executed   simultaneously  in  two  or  more
          counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

11.  Governing Law

         This Agreement was negotiated, and shall be governed by the laws of the State of Minnesota notwithstanding any conflict-of-law provision to the contrary.

12.  Entire Agreement

          This Agreement sets forth the entire understanding between the parties hereto and Holder other prior written or oral statement or agreement shall be recognized or enforced.

13.  Severability

          If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

14.  Amendment or Waiver

          Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and Holder waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

15.  Headings

          The section and subsection heading in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first written above.

         "Holder"                                    "Company"
         Dr. Aydin Dogan                             NovaMed, Inc.


          /s/ Aydin Dogan                            By:/s/  Ruairidh Campbell
         -----------------------------------     -----------------------------
         Name: Dr. Aydin Dogan                       Name:

                             STOCK OPTION AGREEMENT
Exhibit 10(x)


          THIS OPTION AGREEMENT ("Agreement") is entered into this 29th day of February, 2000 by and between NovaMed, Inc., a Nevada corporation ("NovaMed"), and Dr. Howard Bellin, whose address is 105 East 73rd Street New York, New York 10021 ("Option Holder").

          WHEREAS, Option Holder is a key employee of NovaMed and NovaMed desires him/her to remain in such capacity by providing him/her with an added incentive to work effectively for and in NovaMed's interest and with the means to acquire or to increase his/her proprietary interest in NovaMed and to share in its success.

          NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to the terms and conditions set forth below, Option Holder and the Company agree as follows:

1.   The Option

          The Company hereby grants to Option Holder or his assignee (hereinafter "Holder") an option (the "Option") to acquire Twenty Thousand (20,000) shares of the Company common stock, subject to adjustment as set forth herein (such shares, as adjusted, are hereinafter referred to as the "Option Shares"), at a purchase price of $0.45 per share ("Option
          Price").

2.   Terms and Exercise of Option

     A. Term of Option. Subject to the terms of this Agreement, Holder shall have the right to exercise the Option in whole or in part, commencing the date hereof through the close of business on March 1, 2001.

     B. Exercise of the Option. The Option may be exercised upon written notice to the Company at its principal office setting out the number of Option Shares to be purchased, together with payment of the Option Price (as defined in and determined in accordance with the provisions of paragraphs 4 and 5 hereof.

          Subject to paragraph 5 hereof, upon such Notice of exercise and payment of the Option Price, the Company shall issue and cause to be delivered with all reasonable dispatch to or upon the written order of Holder, or its successor as provided for herein, and in such name or names as the Holder may designate, a certificate or certificates for the number of Option Shares so purchased. The rights of purchase represented by the Option shall be exercisable, at the election of the Holder thereof, either in full or from time to time in part, and in the event the Option is exercised in respect of less than all of the

          Option Shares purchasable on such exercise at any time prior to the date of expiration hereof, the remaining Option Shares shall continue to be subject to Adjustment as set forth in paragraph 5 hereof. The company irrevocably agrees to reconstitute the Option Shares as provided herein.

3.   Reservation of Option Shares

          The Company shall at all times keep reserved and available, out if its authorized Common Stock, such number of shares of Common Stock as shall be sufficient to provide for the exercise of the rights to purchase the Company's Common Stock represented by this Option Agreement. The transfer agent for the Common Stock and any successor transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of such rights of purchase, will be irrevocably authorized and directed at all times to reserve such number of authorized shares as shall be requisite for such purpose. The Company will keep a copy of this Agreement on file with the transfer agent or its successors.

4.   Adjustment of the Number of Option Shares

          The number of Option Shares purchasable pursuant to this Agreement shall be subject to adjustment from time to time upon the happening of certain event, as follows:

     A.   Adjustment  for  Recapitalization.  In the event the Company shall

               (a)  subdivide its outstanding shares of Common Stock,

               (b) reverse split or otherwise reduce its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or

               (c) issue or convert by reclassification or recapitalization of its shares of Common Stock into, for, or with other securities (a "Recapitalization"), the number of Option Shares purchasable hereunder immediately following such Recapitalization shall be adjusted so that the Holder shall be entitled to receive the kind and number of Option shares or other securities of the Company which it would have owned or have been entitled to receive after such Recapitalization, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph shall be calculated and shall become effective immediately after the effective date of such even retroactive to the effective date.

     B. Preservation of Purchase Rights Under Consolidation. In case of any Recapitalization or any other consolidation of the Company with or merger of the Company into another corporation, or in case of any sale or conveyance to another corporation of the property of the Company as an entirely or substantially as an entirety, the Company shall prior to the closing of such transaction, cause such successor or purchasing corporation, as the case may be, to acknowledge and accept responsibility for the Company's obligations hereunder and to grant the Holder the right thereafter upon payment of the Option Price to purchase the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance. The provisions of this paragraph shall similarly apply to successive consolidations, mergers sales or conveyances.

     C. Notice of Adjustment. Whenever the number of Option Shares purchasable hereunder is adjusted, as herein provided, the Company shall mail by first class mail, postage prepaid, to the Holder Notice of such adjustment or adjustments, and shall deliver to Holder setting forth the adjusted number of Option shares purchasable and a brief statement of the facts requiring such adjustment, including the computation by which such adjustment was made.

     D. Adjustment for Dividends. Except as provided herein, no adjustment to the Option Shares shall be made in respect of any cash dividend.

5.   Failure  to  Deliver  Option  Shares   Constitutes  Breach  Under  Advisory
     Agreement

          Failure by the Company, for any reason, to deliver the certificates representing any shares purchased pursuant to this Option, or the placement of a Stop Transfer order by the Company, shall constitute a "Breach" under the Advisory Agreement and, for the purpose of this Option, failure to deliver or transfer the subject shares shall automatically toll the expiration of this Agreement for a period of time equal to the delay in delivering the subject shares or term of the Stop Transfer order.

6.   Assignment

         This Agreement and the rights hereunder shall not be assigned by either party hereto.

7.   Counterparts

          A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

8.   Further Documentation

          Each party hereto agrees to execute such additional instruments and take such action as may be reasonably requested by the other party to effect the transaction or otherwise to carry out the intent and purposes of this Agreement.

9.   Notices

          All Notices and other communications hereunder shall be in writing and shall be sent by prepaid first class mail to the parties at the following addresses as amended by the parties with written Notice to the other:

         To Holder:                         Dr. Howard Bellin
                                            105 East 73rd Street
                                            New York, New York 10021


         To the Company:                    NovaMed, Inc.
                                            623 Hoover Street N.E.
                                            Minneapolis, MN 55413 USA

10.  Counterparts

          This  Agreement  may  be  executed   simultaneously  in  two  or  more
          counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

11.  Governing Law

         This Agreement was negotiated, and shall be governed by the laws of the State of Minnesota notwithstanding any conflict-of-law provision to the contrary.

12.  Entire Agreement

          This Agreement sets forth the entire understanding between the parties hereto and Holder other prior written or oral statement or agreement shall be recognized or enforced.

13.  Severability

          If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

14.  Amendment or Waiver

          Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and Holder waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

15.  Headings

          The section and subsection heading in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

                  IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first written above.

         "Holder"                                    "Company"
         Dr. Howard Bellin                           NovaMed, Inc.


           /s/ Howard Bellin                     By:  /s/ Ruairidh Campbell
         -----------------------------------     -------------------------------
         Name: Dr. Howard Bellin                     Name: Ruairidh Campbell

                             STOCK OPTION AGREEMENT

Exhibit 10(xi)

          THIS OPTION AGREEMENT ("Agreement") is entered into this 29th day of February, 2000 by and between NovaMed, Inc., a Nevada corporation ("NovaMed"), and Ruairidh Campbell, whose address is 600 Westwood Terrace, Austin, TX 78746 ("Option Holder").

          WHEREAS, Option Holder is a key employee of NovaMed and NovaMed desires him/her to remain in such capacity by providing him/her with an added incentive to work effectively for and in NovaMed's interest and with the means to acquire or to increase his/her proprietary interest in NovaMed and to share in its success.

          NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to the terms and conditions set forth below, Option Holder and the Company agree as follows:

1.       The Option

          The Company hereby grants to Option Holder or his assignee (hereinafter "Holder") an option (the "Option") to acquire Thirty Thousand (30,000) shares of the Company common stock, subject to adjustment as set forth herein (such shares, as adjusted, are hereinafter referred to as the "Option Shares"), at a purchase price of $0.45 per share ("Option Price").

2.       Terms and Exercise of Option

          A. Term of Option. Subject to the terms of this Agreement, Holder shall have the right to exercise the Option in whole or in part, commencing the date hereof through the close of business on March 1, 2001.

          B. Exercise of the Option. The Option may be exercised upon written notice to the Company at its principal office setting out the number of Option Shares to be purchased, together with payment of the Option Price (as defined in and determined in accordance with the provisions of paragraphs 4 and 5 hereof.

               Subject to paragraph 5 hereof, upon such Notice of exercise and payment of the Option Price, the Company shall issue and cause to be delivered with all reasonable dispatch to or upon the written order of Holder, or its successor as provided for herein, and in such name or names as the Holder may designate, a certificate or certificates for the number of Option Shares so purchased. The rights of purchase represented by the Option shall be exercisable, at the election of the Holder thereof, either in full or from time to time in part, and in the event the Option is exercised in respect of less than all of the Option Shares purchasable on such exercise at any time prior to the date of expiration hereof, the remaining Option Shares shall continue to be subject to Adjustment as set forth in paragraph 5 hereof. The company irrevocably agrees to reconstitute the Option Shares as provided herein.

3.       Reservation of Option Shares

          The Company shall at all times keep reserved and available, out if its authorized Common Stock, such number of shares of Common Stock as shall be sufficient to provide for the exercise of the rights to purchase the Company's Common Stock represented by this Option Agreement. The transfer agent for the Common Stock and any successor transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of such rights of purchase, will be irrevocably authorized and directed at all times to reserve such number of authorized shares as shall be requisite for such purpose. The Company will keep a copy of this Agreement on file with the transfer agent or its successors.

4.       Adjustment of the Number of Option Shares

          The number of Option Shares purchasable pursuant to this Agreement shall be subject to adjustment from time to time upon the happening of certain event, as follows:

          A.   Adjustment for  Recapitalization.  In the event the Company shall


               (a)  subdivide its outstanding shares of Common Stock,

               (b) reverse split or otherwise reduce its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or (

               c) issue or convert by reclassification or recapitalization of its shares of Common Stock into, for, or with other securities (a "Recapitalization"), the number of Option Shares purchasable hereunder immediately following such Recapitalization shall be adjusted so that the Holder shall be entitled to receive the kind and number of Option shares or other securities of the Company which it would have owned or have been entitled to receive after such Recapitalization, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph shall be calculated and shall become effective immediately after the effective date of such even retroactive to the effective date.

          B. Preservation of Purchase Rights Under Consolidation. In case of any Recapitalization or any other consolidation of the Company with or merger of the Company into another corporation, or in case of any sale or conveyance to another corporation of the property of the Company as an entirely or substantially as an entirety, the Company shall prior to the closing of such transaction, cause such successor or purchasing corporation, as the case may be, to acknowledge and accept responsibility for the Company's obligations hereunder and to grant the Holder the right thereafter upon payment of the Option Price to purchase the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance. The provisions of this paragraph shall similarly apply to successive consolidations, mergers sales or conveyances.

          C.   Notice of  Adjustment.  Whenever  the  number  of  Option  Shares purchasable hereunder is adjusted, as herein provided, the Company shall mail by first class mail, postage prepaid, to the Holder Notice of such adjustment or adjustments, and shall deliver to Holder setting forth the adjusted number of Option shares purchasable and a brief statement of the facts requiring such adjustment, including the computation by which such adjustment was made.

          D.   Adjustment  for  Dividends.   Except  as  provided   herein,   no
               adjustment to the Option Shares shall be made in respect of any cash dividend.

5.       Failure to Deliver Option Shares Constitutes Breach Under Advisory
         Agreement

          Failure by the Company, for any reason, to deliver the certificates representing any shares purchased pursuant to this Option, or the placement of a Stop Transfer order by the Company, shall constitute a "Breach" under the Advisory Agreement and, for the purpose of this Option, failure to deliver or transfer the subject shares shall automatically toll the expiration of this Agreement for a period of time equal to the delay in delivering the subject shares or term of the Stop Transfer order.

6.       Assignment

         This Agreement and the rights hereunder shall not be assigned by either party hereto.

7.       Counterparts

          A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

8.       Further Documentation

          Each party hereto agrees to execute such additional instruments and take such action as may be reasonably requested by the other party to effect the transaction or otherwise to carry out the intent and purposes of this Agreement.

9.       Notices

          All Notices and other communications hereunder shall be in writing and shall be sent by prepaid first class mail to the parties at the following addresses as amended by the parties with written Notice to the other:

To Holder:                    Ruairidh Campbell
                              600 Westwood Terrace
                              Austin, Texas 78746


To the Company:               NovaMed, Inc.
                              623 Hoover Street N.E.
                              Minneapolis, MN 55413 USA

10.      Counterparts

          This  Agreement  may  be  executed   simultaneously  in  two  or  more
          counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

11.      Governing Law

          This Agreement was negotiated, and shall be governed by the laws of the State of Minnesota notwithstanding any conflict-of-law provision to the contrary.

12.      Entire Agreement

          This Agreement sets forth the entire understanding between the parties hereto and Holder other prior written or oral statement or agreement shall be recognized or enforced.

13.      Severability

          If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

14.      Amendment or Waiver

          Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and Holder waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

15.      Headings

          The section and subsection heading in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

                  IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first written above.

         "Holder"                                    "Company"
         Ruairidh Campbell                           NovaMed, Inc.


          /s/  Ruairidh Campbell                 By:/s/  Ruairidh Campbell
         -----------------------------------     ------------------------------
         Name: Ruairidh Campbell                     Name:Ruairidh Campbell

                             STOCK OPTION AGREEMENT
Exhibit 10(xii)

          THIS OPTION AGREEMENT ("Agreement") is entered into this 29th day of February, 2000 by and between NovaMed, Inc., a Nevada corporation ("NovaMed"), and Dr. Franz Schain, whose address is Kuesterweg 5 Garbsen D-30826 Germany ("Option Holder").

          WHEREAS, Option Holder is a key employee of NovaMed and NovaMed desires him/her to remain in such capacity by providing him/her with an added incentive to work effectively for and in NovaMed's interest and with the means to acquire or to increase his/her proprietary interest in NovaMed and to share in its success.

          NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to the terms and conditions set forth below, Option Holder and the Company agree as follows:

1.       The Option

          The  Company   hereby   grants  to  Option   Holder  or  his  assignee
          (hereinafter "Holder") an option (the "Option") to acquire Three Hundred Thousand (300,000) shares of the Company common stock, subject to adjustment as set forth herein (such shares, as adjusted, are hereinafter referred to as the "Option Shares"), at a purchase price of $0.45 per share ("Option Price").

2.       Terms and Exercise of Option

          A. Term of Option. Subject to the terms of this Agreement, Holder shall have the right to exercise the Option in whole or in part, commencing the date hereof through the close of business on March 1, 2001.

          B. Exercise of the Option. The Option may be exercised upon written notice to the Company at its principal office setting out the number of Option Shares to be purchased, together with payment of the Option Price (as defined in and determined in accordance with the provisions of paragraphs 4 and 5 hereof.

               Subject to paragraph 5 hereof, upon such Notice of exercise and payment of the Option Price, the Company shall issue and cause to be delivered with all reasonable dispatch to or upon the written order of Holder, or its successor as provided for herein, and in such name or names as the Holder may designate, a certificate or certificates for the number of Option Shares so purchased. The rights of purchase represented by the Option shall be exercisable, at the election of the Holder thereof, either in full or from time to time in part, and in the event the Option is exercised in respect of less than all of the Option Shares purchasable on such exercise at any time prior to the date of expiration hereof, the remaining Option Shares shall continue to be subject to Adjustment as set forth in paragraph 5 hereof. The company irrevocably agrees to reconstitute the Option Shares as provided herein.

3.       Reservation of Option Shares

          The Company shall at all times keep reserved and available, out if its authorized Common Stock, such number of shares of Common Stock as shall be sufficient to provide for the exercise of the rights to purchase the Company's Common Stock represented by this Option Agreement. The transfer agent for the Common Stock and any successor transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of such rights of purchase, will be irrevocably authorized and directed at all times to reserve such number of authorized shares as shall be requisite for such purpose. The Company will keep a copy of this Agreement on file with the transfer agent or its successors.

4.       Adjustment of the Number of Option Shares

          The number of Option Shares purchasable pursuant to this Agreement shall be subject to adjustment from time to time upon the happening of certain event, as follows:

          A.   Adjustment for  Recapitalization.  In the event the Company shall

               (a)  subdivide its outstanding shares of Common Stock,

               (b) reverse split or otherwise reduce its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or

               (c) issue or convert by reclassification or recapitalization of its shares of Common Stock into, for, or with other securities (a "Recapitalization"), the number of Option Shares purchasable hereunder immediately following such Recapitalization shall be adjusted so that the Holder shall be entitled to receive the kind and number of Option shares or other securities of the Company which it would have owned or have been entitled to receive after such Recapitalization, had such Option been exercised immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph shall be calculated and shall become effective immediately after the effective date of such even retroactive to the effective date.

          B. Preservation of Purchase Rights Under Consolidation. In case of any Recapitalization or any other consolidation of the Company with or merger of the Company into another corporation, or in case of any sale or conveyance to another corporation of the property of the Company as an entirely or substantially as an entirety, the Company shall prior to the closing of such transaction, cause such successor or purchasing corporation, as the case may be, to acknowledge and accept responsibility for the Company's obligations hereunder and to grant the Holder the right thereafter upon payment of the Option Price to purchase the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance. The provisions of this paragraph shall similarly apply to successive consolidations, mergers sales or conveyances.

          C.   Notice of  Adjustment.  Whenever  the  number  of  Option  Shares purchasable hereunder is adjusted, as herein provided, the Company shall mail by first class mail, postage prepaid, to the Holder Notice of such adjustment or adjustments, and shall deliver to Holder setting forth the adjusted number of Option shares purchasable and a brief statement of the facts requiring such adjustment, including the computation by which such adjustment was made.

          D.   Adjustment  for  Dividends.   Except  as  provided   herein,   no
               adjustment to the Option Shares shall be made in respect of any cash dividend.

5.       Failure to Deliver Option Shares Constitutes Breach Under Advisory
         Agreement

          Failure by the Company, for any reason, to deliver the certificates representing any shares purchased pursuant to this Option, or the placement of a Stop Transfer order by the Company, shall constitute a "Breach" under the Advisory Agreement and, for the purpose of this Option, failure to deliver or transfer the subject shares shall automatically toll the expiration of this Agreement for a period of time equal to the delay in delivering the subject shares or term of the Stop Transfer order.

6.       Assignment

         This Agreement and the rights hereunder shall not be assigned by either party hereto.

7.       Counterparts

          A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

8.       Further Documentation

          Each party hereto agrees to execute such additional instruments and take such action as may be reasonably requested by the other party to effect the transaction or otherwise to carry out the intent and purposes of this Agreement.

9.       Notices

          All Notices and other communications hereunder shall be in writing and shall be sent by prepaid first class mail to the parties at the following addresses as amended by the parties with written Notice to the other:

         To Holder:                         Dr. Franz Schain
                                            Kuesterweg 5
                                            Garbsen
                                            D-30826 Germany


         To the Company:                    NovaMed, Inc.
                                            623 Hoover Street N.E.
                                            Minneapolis, MN 55413 USA

10.      Counterparts

          This  Agreement  may  be  executed   simultaneously  in  two  or  more
          counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

11.      Governing Law

          This Agreement was negotiated, and shall be governed by the laws of the State of Minnesota notwithstanding any conflict-of-law provision to the contrary.

12.      Entire Agreement

          This Agreement sets forth the entire understanding between the parties hereto and Holder other prior written or oral statement or agreement shall be recognized or enforced.

13.      Severability

          If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provisions which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

14.      Amendment or Waiver

          Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and Holder waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

15.      Headings

          The section and subsection heading in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first written above.

         "Holder"                                    "Company"
         Franz Schain                                NovaMed, Inc.


          /s/  Franz Schain                      By:  /s/ Ruairidh Campbell
         -----------------------------------     ------------------------------
         Name: Franz Schain                          Name:Ruairidh Campbell

                                    AGREEMENT
Exhibit 10(xiii)

AGREEMENT made and entered into effective the 27th day of December 2000 by and between Graeco II Ltd, and AAB Corp. (hereinafter referred to as the "Licensors") and NovaMed Medical Products Manufacturing, Incorporated, a Minnesota corporation (hereinafter referred to as the "Licensee"). This agreement is made to supersede the March 1, 1998 Agreement.

NOW, THEREFORE, in consideration of mutual covenants set forth herein, the parties agree as follows:

 1.      Terms. As used herein these terms will be defined as follows:

     a. Gel Patents. "Gel patents" shall refer to United States Patent No. 5,067,965, Bio-Oncotic Gel for implant prosthesis, any foreign patents corresponding thereto, and/or any divisions, continuations in part, reissues, renewals, extensions or additions thereto.

     b. Product. "Product" refers to any product sold by NovaMed Medical Products, Manufacturing, Incorporated or any of its affiliates which is protected by the licensed technology including the claims of the patents and/or any divisions, continuations in part, reissues, renewals, extensions or additions thereto, including but not limited to the patents materials of Exhibit I.

     c. Net Revenue. "Net Revenue" is the gross revenue received by Licensee and its subsidiaries from sales invoices of Products to independent customers, less returns, refunds, discounts and allocated bad debts. When the Product is sold to a dealer, Net Revenue includes only the amount of revenue derived from the sale to the dealer.

     d.   Licensee.  "Licensee"  means NovaMed Medical  Products  Manufacturing,
          Inc.

     e. Licensor. "Licensor" means Graeco II, Ltd (50% Licensor) and AAB Corporation (50% Licensor).

     f. Technology. "Technology" means all procedures, processes, instruments, devices, equipment, research, designs, registrations, licenses, permissions, and approvals used in the development, manufacture or sale of product.

                                    WITNESSETH:

 (1) The Licensors have developed a material used in and around implantable prosthetic devices (called Bio-Oncotic Gel), (hereinafter referred to as the "Material"), and have invented certain breast implant products, along with methods and materials to manufacture the breast implants some of which is set forth in the documents listed as Exhibit I.


 (2) The Licensors desire to license the Licensee as, the Licensee desires to be licensed, as the exclusive licensee for using the licensed technology product and material worldwide.

NOW, THEREFORE, in consideration of the foregoing premises and of the mutual covenants hereinafter contained, the parties hereto agree as follows:

 I:      License Grant

Subject to the terms and conditions hereinafter set forth, the Licensors hereby grant to the Licensee, and the Licensee hereby accepts, an exclusive license worldwide to make use and sell Product (hereinafter referred to as the "License"). Such license is perpetual, subject to the payment of royalties and other obligations of the Licensee herein.

(A) To utilize all manufacturing processes of the Licensors, the mterial and all breast implant technology, material, and product and ll improvements, thereof, including processing the formulation to be ued in connection with the Product and;

(B) To market and sell breast implant product. The exclusive right and License herein granted shall apply to all processes, and any other improvements, patent applications, or letters patent which the Licensors now own or control, or hereafter shall own or control, relating to the Process of making breast implants.

 II:     Representation by the Licensors.

The Licensors represent the following:

(A) That they are the Licensors and have the exclusive right to certain breast implant product patents described herein, and patent applications to be filed thereon.

(B) That they have at no time filed, or caused to be filed, applications for breast implant patents, or obtained in their name, or caused to be obtained in the name of others, any breast implant patents in the United States or elsewhere in respect of the Material, other than that specified in Exhibit I.

 III:    Payment of Royalties.

(A) The Licensee shall pay to the Licensors a royalty (hereinafter referred to as the "Royalty") equal to 7.5% of the net revenue of the product (gross revenue less discounts and returns) made by the Licensee as a result of the distribution and sale of the Product including any sale of license to market the Product, and any revenue in any form received by Licensee in connection with such license,(hereinafter referred to as "Net Revenue"), said percentage to be determined as follows: 7.5% of all Net Revenues of the product.

(B) Minimum royalty payments of $21,000.00 ($3,500.00 per month) shall be made, no later than the first day of each six month period of this Agreement. Starting May 1, 2001 and the six-month anniversary minimum royalty payment of $21,000.00 shall continue to be made, no later than the first day of each six-month anniversary thereafter for the term of the Agreement. In the event net revenue for any month results in an earned royalty due the Licensor in excess of the $3,500.00 minimum, such excess royalty payment will be made, no later than the first day of the second month following the month in which the Product sales were made. Earned royalty payments shall be made equal to the earned royalty minus the minimus royalty payment already paid. The Licensee will make the first minimum royalty payment on May 1, 2001 and the first monthly earned royalty payment (if any) in excess of the $3,500.00 minimus royalty will be paid on July 1, 2001. The earned royalty payment (if any) will continue to be made, no later than the first day of each month for the term of the Agreement.

(C) For each royalty payment made, Licensees agree to keep and maintain records regarding such royalty payment for a period of three (3) years in sufficient detail to enable the royalties payable to be determined. Licensees further agree to permit its books and records to be examined by an independent certified public accountant selected by Licensors at mutually agreed and reasonable times, but no more often than quarterly, to verify such reports. Such examination is to be made at Licensors' expense, except in the event that the results of the examination reveal an under-reporting of royalties due of five percent (7.5%) or more, then the costs of such examination shall be paid by Licensees.

(D) During the term of the Agreement, the Licensee shall, within thirty days after the last day of each month of each year, furnish to the Licensors an accurate written statement setting forth the dollar volume of net sales during the preceding calendar quarter with respect to which the Royalty is payable to the Licensors.

(E) The Licensee agrees to keep full, accurate and complete records and books of account relating to its operations under this Agreement, to be kept available for at least three years. All of said records and books of account of the Licensee as shall be maintained shall be open at all reasonable times during business hours throughout the term of this Agreement and for a period of two years thereafter for the inspection and audit by any duly authorized auditor of the Licensors, at the latter's expense, and not more often than once in each three-month period, to ascertain the accuracy of Royalty payments made hereunder by the Licensee or claimed to be due hereunder by the Licensors.

(F) All payments of Royalties will be made to the Licensors at the addresses contained herein, or to such successive addresses, as Licensor shall make known to the Licensee by Certified Mail. The Royalties shall be divided by the Licensee and forwarded, the fraction of the total payment to each Licensor as follows: Graeco 2, Ltd. 50%, and AAB Corporation 50%.

(G) Notice and communications shall be sent to the parties and the address listed below. Parties agree to notify each other of any address changes by certified mail.


NovaMed Medial Products, Manufacturing Incorporated
623 Hoover Street N.E.
Minneapolis, Minnesota 55413

Graeco II, Ltd.
630 W. 34th St., Suite 201
Austin, Texas 78705

AAB Corporation
5009 Lake Avenue #304
White Bear Lake, Minn. 55110

(H) The royalties payable pursuant to this Agreement will continue for the longer of the term of any product Patent or twenty (20) years from the date of this Agreement.

 IV:     Term of License.

(A) The term of the license is perpetual, subject to the payment of royalties and the other conditions of the license, but the license may be terminated at any time by the mutual agreement of the Licensors and the Licensee.

(B) Ownership of Intellectual Proper and Patent Application Rights. Subject to the terms of this Agreement, all intellectual property related to breast implants including, without limitation all breast implants, intellectual property, breast implant patents, manufacturing processes, patent applications, and product improvements will be the property of the Licensors and the Licensee shall execute the assignment of Exhibit I attached hereto.

Said Assignments shall not be deemed and not intended by the parties to be security interests but are designed to reconvey all right, title and interest in said Patents, together with the rights to manufacture, use, sell develop and produce products thereunder.

(C) Upon termination, all material on Exhibit II shall immediately become the property of the Licensors and all rights, title, and interest is hereby transferred to the Licensors and upon termination of this Agreement hereby pursuant to the provisions of the above section OR OTHERWISE, THE Licensee shall promptly return to the Licensors all data, records, testing results, product material, registrations, registration applications and other proprietary information to the Process, or any improvements thereof. If the License shall be terminated by the Licensors, other than by reason of a breach by the Licensee of its obligations hereunder, Licensors shall thereafter be free to enter into any license, assignment or other agreement which they deem appropriate in connection with the Material or any improvement thereof, and the Licensee shall not thereafter utilize the Material, or otherwise process, condition, distribute or sell the Material or any part thereof.

(D)      Warranties.  Licensors agree and warrant as follows:

a. Licensors have not transferred, disposed of or encumbered breast implant product intellectual property including product patents and patent applications.

b. Licensors have not filed, or caused to be filed, any other Patent Applications or Patents for the same or similar products, designs or applications in their name or in any other name in the United States or elsewhere with respect to the claims in the Gel Patent, or any related products, except as disclosed to NovaMed Medical Products, Mfg., Inc.

(E) Indemnification Claims. Licensees agree to indemnify, hold harmless and defend Licensors against any and all claims for death, illness, personal injury, property damage, or improper business practices arising out of the manufacture, use, sale or other disposition of inventions, Patents, Licensed Products or technology by Licensees or their customers.

(F) Disclaimer of Warranties. Except as expressly set forth in this Agreement,

LICENSORS MAKE NO REPRESENTATIONS AND EXTEND NO WARRANTIES OF ANY KIND, EITHER EXPRESS OR IMPLIED. THERE ARE NO EXPRESS OR IMPLIED WARRANTIES OF
MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, OR THAT THE USE OF THE

LICENSED PRODUCTS WILL NOT INFRINGE ANY PATENT, COPYRIGHT, TRADEMARK OR OTHER RIGHTS OR ANY OTHER EXPRESSOR IMPLIED WARRANTIES.

(G) Infringement by Others. Licensees shall promptly inform Licensors of any suspected infringement of any Licensed Patents by a third party. During the exclusive period of this Agreement, Licensors and Licensees each shall have the right to institute an action for infringement of the Licensed Patents against such third party in accordance with the following, provided that neither party can settle such action without the consent of the other party, which consent shall not be unreasonable delayed or withheld:

 a. If Licensors and Licensees agree to institute suit jointly, the suit shall be brought in both their names, the out-of-pocket costs thereof shall be borne equally, and any recovery or settlement shall be shared equally. Licensees and Licensors shall agree to the manner in which they shall exercise control over such action. Licensors may, if they so desire, also be represented by separate counsel of their own selection, the fees for which counsel shall be paid by Licensors.

 b. In the absence of agreement to institute a suit jointly, Licensors may institute suit and, at their option, join Licensees as a plaintiff. If Licensors decide to institute suit, then it shall notify Licensees in writing. Licensees failure to notify Licensors in writing, within fifteen (15) days after the date of the notice, that it will join in enforcing the patent pursuant to the provisions hereof, shall be and be deemed conclusively to be Licensee's assignment to Licensors of all rights, causes of action, and damages resulting from any such alleged infringement. Licensors shall bear the entire cost of such litigation and shall be entitled to retain the entire amount of any recovery or settlement.

 c. In the absence of an agreement to institute a suit jointly and if Licensors notify Licensees that they have decided not to join in or institute a suit, as provided in (a) or (b) above, Licensees may institute suit and, at its option, join Licensors as plaintiffs. Licensees shall bear the entire cost of such litigation and shall be entitled to retain the entire amount of any recovery or settlement; provided, however, that any recovery in excess of litigation costs shall be deemed to be Net Sales and Licensee shall pay Licensors royalties thereon at the rates specified herein.

(H)      Default.  Licensors may terminate this Agreement as to the Licensee if
         Licensee:

 a.      Is in default in payment of royalties;

 b.      Is in breach of any provision hereof.

Provided, however, that in the event of an alleged default Licensor will provide written notice of the defaulting party by messenger or certified mail, return-receipt requested and the defaulting party shall have twenty (20) days from receipt of the notice by messenger or certified mail, return-receipt requested to cure the default.

Upon termination of the license, the Licensees shall promptly return to the Licensors all product, material, data, records, testing results, trade secrets, know-how, trademarks, foreign patents, regulatory submissions, and other proprietary information to the process, or an improvement thereof. If the Licensees shall be terminated by the Licensors, Licensors shall thereafter be free to enter into any license assignment or to any agreement which they deem appropriate in connection with the material or any improvement thereof, and the Licensees shall not thereafter utilize the material or otherwise process, condition, distribute or sell the material or any part thereof.

(I) Sublicense. Licensees shall not assign their rights and obligations hereunder, except to the extent that they may assign any marketing and selling obligations to a dealer, without the written consent of Licensors, which shall not be unreasonably withheld.

(J) Severability. If any of the terms of this Agreement are found unenforceable for any reason, those provisions shall be severed from the Agreement and all remaining provisions of the Agreement shall be deemed in full force and effect, except to the extent that the provisions severed render the substance or the effect of the Agreement impossible to carry out.

(K) Arbitration. The parties hereto agree that any and all disputes as to the validity or terms of this agreement, or any breach thereof will be decided by binding arbitration. An arbitration may be commenced by either party by making a written demand for arbitration and mailing such demand by first class mail, postage prepaid, to the other parties. The parties shall attempt to agree on an arbitrator, but if they are unable to do so after 30 days, then the matter shall be referred to the American Arbitration Association ("AAA") for resolution in accordance with the procedures of AAA. The arbitrator shall have the right to assess damages, render declaratory relief, order specific performance, and assess costs and disbursements, including the arbitrator's fees.

(L) Entire Agreement, Caption. This Agreement constitutes the entire agreement between the parties and there are no additional agreements or consideration offered or expected in support hereof. Captions included herein are for convenience only and shall not be considered a term hereof.

(M) Heirs and Assigns. This Agreement is binding on all current and former officers, directors, employees, heirs and assigns or the parties hereto.

(N) Applicable Law. This Agreement shall be construed according to the laws of the State of Minnesota.

(O) Graeco II, Ltd. and AAB Corp. The parties hereto agree that the royalties payable hereunder shall continue to be paid to Graeco II, Ltd. and AAB Corp.

(P) Verification of Comprehensive of Agreement. The parties executing this Agreement verify that they have reviewed the terms hereof and legal counsel of choice and understand the terms and effect of this Agreement and will execute any and all documentation necessary to carry out the goals, purposes and terms of this Agreement.

(Q) Cancellation of Prior/Royalty and Licensing Agreement. All prior Royalty Agreements by and between any of the parties hereto or their assignees are canceled effective upon execution of this agreement.

(R) Improvements. Licensors agree that they will provide NovaMed Medical Product, Inc. all information, know-how, technical data, improvements and suggested revisions to the Product. NovaMed Medical Product, Mfg., Inc. will provide the Licensors access to current manufacturing procedures, unpublished clinical data, regulatory agency submissions, and Product complaint files for the purpose of improving the Products. Licensors will submit all Product improvements to NovaMed Medical Product, Inc. and royalties will be paid to Licensors for all improved Products. NovaMed Medical product, Mfg., Inc. shall not be responsible to pay for the time Licensors spend designing or developing the improvement or Product revision, unless specifically requested as described elsewhere in this Agreement as consulting services.

(S) Patent Infringement Claims. NovaMed Medical Product, Mfg., Inc. agree that they will defend, hold harmless and indemnify Licensors on and from patent infringement claims against NovaMed Medical Products, Mfg., Inc. and/or Licensors on Patents or Products which are the subject of this Agreement. Licensors agree to provide technical assistance, exclusive of the services they are providing under other sections of this Agreement, to assist in the defense of such actions.

 V:      Regulator Approvals.

The Licensee agrees that it shall diligently prepare, submit to and prosecute with European regulators a CE Mark and the U.S. FDA of the Federal Government and all other federal, state and local regulatory bodies or agencies having jurisdiction, protocols or other applications, and all amendments and revisions thereto, covering the safety and advisability of utilizing the breast implant product or any other thereof, in connection with the breast implant products, the Licensee agrees to spend all sums reasonable necessary in connection with such preparation, submission and pursuit of government approvals.

 VI:     Technical Assistance.

The Licensee agrees promptly to reimburse each of the Licensors forany and all expenses incurred by each of the Licensors in connection with rendering services to the Licensee pursuant to the provisions of this Agreement upon the presentation of such the Licensors to the Licensee of appropriate invoices or vouchers therefore, provided, however, that approval for any such expenses is obtained in advance from the Licensee, which approval shall not be unreasonably withheld.

 VII:    Confidentially.

 The Licensees agree to maintain confidentiality of all technical know-how and all proprietary information related to the License herein throughout the term of this License and for a period of five years in the event this License is terminated for any reason.

 VIII:   Entire Agreement, Caption.

 This Agreement, including Exhibit I constitutes the entire agreement between the parties and there are no additional agreements or consideration offered or expected in support hereof. Captions included herein are for convenience only and shall not be considered a term hereof.

 IX.     Heirs and Assigns.

 This Agreement, including Exhibit I and exhibit II is binding on all current and former officers, directors, employees, heirs and assigns of the parties hereto.

Signatures:                                  /s/  Ruairidh Campbell
-----------------                           ----------------------------------

Dated                                         Ruairidh Campbell, Officer

NovaMed Medical Products
Manufacturing, Inc. (Licensee)
                                             /s/ Robert A. Ersek
-----------------                           ----------------------------------
Dated                                           Robert A. Ersek, MD, for


Graeco II, Ltd. (50% Licensor)              /s/ Arthur A. Beisang
------------------                          ----------------------------------
Dated                                       Arthur A. Beisang,  for
AAB Corp. (50% Licensor)

                                                EXHIBIT I

U.S. Patent                         4,955,909             September 11, 1990
  (S.N. 07/496,234)

U.S. Patent                         5,260,965              November 26, 1991
  (S.N. 07/304,764)

Canadian Patent application         2,057,044           filed March 20, 1991

European Patent Application 91905674.7 Patent No. 0521015 Issued in Austria, Belgium, Switzerland, Germany, Spain France, Denmark, Greece, Italy, Liechtenstein, Luxembourg, The Netherlands, Sweden and the United Kingdom


                                   EXHIBIT II

                  AGREEMENT FOR THE ISSUANCE, SALE AND PURCHASE
                                 OF COMMON STOCK
                                OF NOVAMED, INC.
Exhibit (xiv)

This Agreement for Issuance, Sale and Purchase of Common Stock of NovaMed, Inc., Inc, dated as of the 29th day of December, 2000 (the "Agreement") is made by and between AAB Corp., a corporation with offices located at 5009 Lake Avenue #304, White Bear Lake, Minnesota 55110 and Greaco II, Ltd. a corporation with offices located at 630 West 34th Street #201, Austin Texas 78705 (collectively the "Purchaser") and NovaMed, Inc. a corporation with offices located at 623 Hoover St. N.E. Minneapolis, MN 55413 (the "Company"), and provides as follows:

1. Agreement for the Issuance, Sale and Purchase of Shares. Subject to the terms and conditions of this Agreement, the Purchaser hereby agrees to purchase from the Company on December 29, 2000 (the "Closing Date"), in consideration for the settlement of debt in the amount of approximately $250,000 due, based upon the terms of a License Agreement executed March 1, 1998, and as an inducement to the Purchaser to enter into the new License Agreement(attached as Exhibit A to this Agreement) dated December 29, 2000, 17,500,000 shares of common stock, par value $0.001 per share, of the Company (the "Common Stock"). The Common Stock to be issued to the Purchaser in amounts of 8,750,000 to AAB Corp. and 8,750,000 to Graeco 2, Ltd.

2. Representations and Warranties of the Company. The Company hereby represents and warrants to the Purchaser as follows:

         a. Corporate Existence and Power. The Company is a corporation duly organized and validly existing under the laws of the State of Nevada with full corporate power and authority to enter into this Agreement and to perform its obligations hereunder and thereunder.

         b. Due Authorization. The Company has full power and authority to execute, deliver and perform this Agreement and to carry out the contemplated transaction contemplated hereby and thereby have been duly and validly authorized by all be necessary corporate action of the Company and constitute the valid and binding obligations of the Company enforceable against the Company in accordance with its terms.

         c.  Conflict With Instruments,  Governmental Consents and Approvals.

                  (i) The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby will not
                  (A) violate or result in any breach of any of the terms or conditions of, or constitute a default under, the Articles of Incorporation or By-Laws of the Company or (B) result in any violation of any order, writ, injunction or decree. of any court, administrative agency or governmental body.

                  (ii) The execution, delivery and performance of this Agreement by the Company do not and will not (A) require any consent, approval, authorization or other order of, action by, filing with or notification to any federal, state, local or foreign government, governmental, regulatory or administrative authority, agency or commission of any court, tribunal or judicial or arbitrary body, except for such filings as may be necessary with the Securities and Exchange Commission (the "SEC") to report the execution by the Company of this Agreement, or (B) violate or conflict with, or permit the cancellation of or constitute a default under any agreement to which the Company is a party.

          d. Capitalization of the Company. The authorized capital stock of the Company consists of 50,000,000 shares of common stock. As of the date hereof, 18,236,464 shares of common stock are issued and outstanding, all of which are validly issued, fully paid and nonassessable. None of the outstanding shares of common stock was issued in violation any preemptive rights.

          e. Subsidiaries. The Company is the direct or indirect owner of 100% of the outstanding capital stock of the following subsidiaries (the "Subsidiaries"): Novamed Medical Products Manufacturing, Inc. and Novamedical GmbH.

          f. Majority Ownership of Common Stock. Upon its purchase of the Common Stock as contemplated hereby, the Purchaser shall own approximately 49% of the total number of common stock of the
               Company that are issued and outstanding immediately upon consummation of the transaction contemplated by this Agreement.

3. Representation and Warranties of the Purchaser. The Purchaser hereby represents and warrants to the Company as follows:

          a. Corporate Existence, Etc. The Purchaser is comprised of a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota ("AAB Corp.) and a corporation duly organized, validly existing and in good standing under the laws of the British Virgin Islands ("Greaco 2, Ltd.") and are duly authorized, qualified and licensed under all applicable laws, regulations, ordinances and orders of public authorities to carry on their business'.

          b. Due Authorization, The Purchaser has full power and authority to execute, deliver and perform this Agreement and to carry out the transactions contemplated hereby.

The execution, delivery and performance of this Agreement and agreements related hereto, and the transaction contemplated hereby have duly and validly authorized by all necessary corporate actions of the Purchaser. This Agreement has been duly and validly executed and delivered by the Purchaser, and constitutes the valid and binding obligation of the Purchaser enforceable against the Purchaser, in accordance with its terms.

          c.   Conflict  With  Other  Instruments,   Governmental  Consents  and
               Approvals.


                  (i) The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby will not
                  (A) violate or result in any breach of any of the terms or conditions of, or constitute a default under, the Articles of Incorporation or By-Laws of the Purchaser or (B) result in any order, writ, injunction or decree of any court, administrative agency or governmental body.

                  (ii) The execution, delivery and performance of this Agreement by the Purchaser do not and will not (A) require any consent, approval, authorization or other order of, action by, filing with or notification to any federal, state, local or foreign government, governmental, regulatory or administrative authority, agency or commission of any court, tribunal or judicial or arbitral body, or (B) violate or conflict with, or permit the cancellation of or constitute a default under any agreement to which the Purchaser is a party.

          d.   Securities Laws Representations.


                  (i) The Purchaser has received and carefully read the audited consolidated balance sheet of the Company as of December 31, 1999 as reported in the Company's 10K filing and the unaudited financial statements as reported in the Company's most recent 10Q filing as of September 30, 2000 which reflects the financial condition of the Company. The Purchaser understands and acknowledges that an investment in the Company involves significant risk including the risk that the Purchaser will lose its entire investment.

                  (ii) The Purchaser has been furnished materials relating to the Company, its business and financial condition and any other matter which it has requested and its representatives have been afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the issuance and sale of Common Stock hereby and to obtain any additional information which the Company possesses or can acquire without unreasonable effort or expense.

                  (iii) The Company has answered all inquiries that the Purchaser's representatives have made of it concerning the Company, its business, and financial condition, or any other matter relating to the operation of the Company and the issuance and sale of the Common Stock.

                  (iv) The Purchaser is an "accredited investor" within the means of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Purchaser has such knowledge and experience in financial and business matters to enable it to utilize the information made available to it in connection with the issuance of the Common Stock, to evaluate the merits and risks of the prospective investment, and to make an informed investment decision with respect thereto.

                  (v) The Purchaser (A) has adequate means of providing for its current needs and possible contingencies, (B) has no need for liquidity in this investment, (C) is able to bear the economic risks of its investment in the Common Stock, and (D) at the present time, can afford a complete loss of such investment.

                  (vi) The Purchaser is purchasing the Common Stock for its own account, for investment, and not for distribution, assignment or resale to others, and no other person has any direct or indirect beneficial interest in such Common Stock.

                  (vii) The undersigned understands that (A) there is and will be no market for the Common Stock of the Company, (B) the sale of the Common Stock has not been and will not be registered under the Securities Act in reliance of the exemption for non-public offerings provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available; (C) the Company is under no obligation to register the Common Stock on behalf of the Purchaser or to assist it in complying with any exemption. from registration, and (D) the Common Stock may not be sold pursuant to Rule 144 promulgated by the SEC pursuant to the Securities Act unless all of the conditions of such Rule are met.

                  (viii) The Purchaser understands that no Federal or State agency has passed upon the Common Stock, or made any finding or determination as to the fairness of the investment or any recommendation or endorsement of the Common Stock, The Purchaser will not transfer the Common Stock without registering or qualifying the same under applicable state securities laws unless such transfer is exempt under such laws.

                  (xi) All information which the Purchaser has provided to the Company concerning itself, its financial position, and its knowledge of financial and business matters, including all information contained herein, is true and complete as of the date hereof, and if there should by any adverse change in such information prior to the closing of the sale of the Common Stock, the Purchaser will immediately provide the Company with accurate and complete information concerning any such change.

5. Compliance with Section 4(2). The Purchaser acknowledges and agrees that the following restrictions and limitations are applicable to its purchase of the Common Stock which are being sold to it in reliance on the exemption from registration contained in Section 4(2) of the Securities Act:

          a. The Common Stock may not be sold, pledged, hypothecated or otherwise transferred unless they are registered under the Securities Act and applicable state securities laws or are exempt therefrom.

          b.   A  legend  to  the  following   effect  will  be  placed  on  any
               certificates representing the Common Stock:

"THE SECURITIES EVIDENCED BY THE CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR APPLICABLE STATE LAW AND NO INTEREST THEREIN MAY BE SOLD,. DISTRIBUTED, ASSIGNED, OFFERED, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (1) THERE IS AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER THE SECURITIES ACT AND APPLICABLE' STATE SECURITIES LAWS OR (2) THIS CORPORATION RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL TO THE COMPANY) SATISFACTORY TO THE COMPANY TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED."

6.  Other Agreements.

         a. Directors' and Officers' Indemnification. The Purchaser agrees that the provisions of the Articles of Incorporation and By-Laws of the Company with respect to indemnification will not be amended, repealed or otherwise modified for a period of six years from the Closing Date in any manner that would adversely affect the rights there under of individuals who immediately prior to the Closing were directors, officers, employees or agents of the Company or any of its subsidiaries, unless such modification is required by law.

7. Conditions of Obligations of the Purchaser to Close. The obligations of the Purchaser to consummate the transaction contemplated hereby shall be subject to the fulfillment of each of the following conditions; (i) the approval by the Purchaser's shareholders of this Agreement and the transactions contemplated hereby; (ii) the representations and warranties of the Company contained in this Agreement shall have been true and correct as of the date they were deemed to have been made and shall be true and correct as of the Closing Date with the same force and effect as if made as of the Closing Date (iii) the covenants and agreements in this Agreement to be complied with by the Company on, before, or concurrent with the Closing shall have been complied with and the Purchaser shall have received a certificate from the Company to that effect (iv) no action shall have been commenced or threatened by or before any governmental authority against the Purchaser or the Company seeking to restrain or adversely alter this transaction.

8. Conditions of Obligations of the Company to Close. The obligations of the Company to consummate the transaction contemplated hereby shall be subject to the fulfillment of each of the following conditions: (i) the approval by the Company's Board of Directors of this Agreement and the transactions contemplated hereby; (ii) the representations and warranties of the Purchaser contained in this Agreement shall have been true and correct as of the date they were deemed to have been made as of the Closing Date; (iii) the covenants and agreements in the Agreement to be complied with by the Purchaser or, before, or concurrent with the Closing, shall have complied with the Company shall have received a certificate from the Company to that effect; (iv) no action shall have commenced or be threatened by or before any governmental authority against the Company or the Purchaser seeking to restrain or adversely alter the transaction contemplated hereby or which is likely to render it impossible or unlawful to consummate the transaction contemplated by this Agreement.

9. Closing. The closing of the transactions contemplated by this Agreement (the "Closing"), shall occur on the Closing Date, or such earlier or later date as the parties may agree, by facsimile and wire transfer, or otherwise as the parties may agree.

10. Entire Agreement; Modification. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof, and neither this Agreement nor any provisions hereof shall be waived, changed, discharged, or eliminated except by an instrument in writing signed by both parties.

11. Notices. Any notice, demand, or other communication which any party hereto in may be required, or may elect, to give to anyone interested hereunder shall be sufficiently given if (a) deposited, postage prepaid, in the United States mail, registered or certified mail, addressed to, in the case of the Company, 623 Hoover St. N.E., Minneapolis, MN 55413, Attention, Ruairidh Campbell, and in the case of the Purchaser, AAB Corp. 5009 Lake Avenue #304, White Bear Lake, MN 55110, Attention Art Beisang or Greaco 2, Ltd. 630 W. 34th St. #201, Austin, TX 78705, Attention Dr. Robert Ersek or (b) delivered personally at such addresses.

12. Binding Effect. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors, legal representatives and assigns.

13. Counterparts. This Agreement may be executed in one or more counterparts, all of which when taken together shall constitute one and the same instruments

14. Severability. If any term or other provision of this Agreement is declared by a court of competent jurisdiction to be invalid, all other terms and provisions of this Agreement shall, nevertheless, remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party.

15. Assignability, This Agreement may not be assigned by the Purchaser without the prior written consent of the Company.

16. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date set forth herein above.


PURCHASER:                                  THE COMPANY:

AAB Corp.                                   NOVAMED, INC.

    /s/ Art Biesang                            /s/ Ruairidh Campbell
By ----------------------                 By: ------------------------------
Name: Art Biesang                         Name: Ruairidh Campbell
Title:                                    Title: Chairman of the Board,
                                         President and Chief Executive Officer
      /s/ Dr. Robert Ersek
By: --------------------------
Name: Dr. Robert Ersek
Title:

                      AGREEMENT FOR ACCORD AND SATISFACTION
Exhibit 10(xv)

Agreement made on December 31, 2000 between NovaMed, Inc.. with principal offices located at 623 Hoover Street N.E., Minneapolis, Minnesota 55413 referred to as Debtor and Novamedical Vertriebs GmbH with principal offices located at _____________________________________, Dusseldorf, Germany referred to as
Creditor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION.

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of two hundred and twenty four thousand dollars ($224,000) for funds wired to Debtor between September 30 and December 31, 2000 in the form of short term loans.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and provisions for payment of the same short term loans described above in Section One.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

a. Method of payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, six million four hundred thousand (6,400,000) shares of the Debtor's restricted common stock.

b. Satisfaction: On full payment by Debtor to Creditor of the six million four hundred thousand (6,400,000) shares of Debtor's restricted common stock provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, shall forever be canceled and discharged.

In witness whereof, the parties have executed this Agreement in Dusseldorf, Germany on the date first mentioned above.

NovaMed, Inc.                               Novamedical Vertreibs, GmbH
/s/  Ruairidh Campbell                         /s/ Aydin Dogan
--------------------------                  --------------------------
By: Ruairidh Campbell, President            By: Dr. Aydin Dogan, President

                                    STOCK PURCHASE AND SALE AGREEMENT
Exhibit 10(xvi)

THIS STOCK PURCHASE AND SALE AGREEMENT (this "Agreement"), dated effective as of December 31, 2000, is between NovaMed, Inc., a Nevada corporation ("NovaMed") and Dr. Aydin Dogan, an individual residing in Cologne, Germany ("Dogan").

                                    RECITALS

         A. NovaMed is the sole shareholder and owner of Novamedical Products GmbH ("Subsidiary").

         B. NovaMed desires to sell and Dogan desires to purchase the Subsidiary pursuant to the terms and conditions of this Agreement.

                                    AGREEMENT

In consideration of the foregoing recitals and the mutual promises contained herein, NovaMed and Dogan hereby agree as follows:

1.       Purchase and Sale of Shares.

                  1.1 Subsidiary NovaMed agrees to sell and assign to Dogan and Dogan agrees to purchase (a) ownership of the Subsidiary; and (b) all of NovaMed's right, title and interest to the trade or business name "Novamedical"; and (c) all assets and liabilities of the Subsidiary with the following exceptions:

(i) All equipment and raw materials used in mixing, filling, packaging and otherwise manufacturing the NovaGold(TM) or NovaSaline(TM) breast implants shall remain the property of NovaMed. Dogan has agreed to ship all the above stated items as quickly as is practicable; and
(ii) All trade marks, foreign patents or patent applications associated with the NovaGold(TM) or NovaSaline(TM) breast implants shall remain the property of NovaMed, including the corresponding CE Mark certifications; and

                  1.2 Settlement Stock NovaMed agrees to issue a total amount of one million three hundred and fifty thousand (1,350,000) shares of restricted common stock to Dogan and certain individuals, to be used for the sole purpose of settling the outstanding obligations of the Subsidiary. A detail of the parties to which settlement stock is to be issued is attached hereto.

In consideration for the sale, Dogan will pay ten dollars ($10) and other valuable consideration, the receipt of which is hereby acknowledged.

2.       Closing Date; Delivery.

                  2.1 Closing Date. The Closing Date for the purchase and sale of the Subsdiary is December 31, 2000, or at such earlier date as may be agreed in writing by NovaMed and Dogan.

                  2.2        Deliveries at Closing.

                 (a) Deliveries of NovaMed to Dogan. At the Closing, NovaMed will deliver to Dogan (1) an executed copy of this Stock Sale and Purchase Agreement evidencing the transfer of ownership in the Subsidiary from NovaMed to Dogan and (2) all of NovaMed's documents of title pertaining to its rights to an interest in the trade or business name "Dogan". NovaMed will also deliver such other documents and instruments as Dogan may reasonably request to confirm that NovaMed has performed all of its obligations and fulfilled all of the conditions of this Agreement.

                  (b) Deliveries of Dogan to NovaMed. At the Closing, Dogan will deliver to NovaMed ten dollars ($10) and other valuable consideration. Dogan will also deliver such other documents and instruments as NovaMed may reasonably request to confirm that Dogan has performed all of its obligations and fulfilled all of the conditions of this Agreement.

3. Representations and Warranties of NovaMed. NovaMed hereby represents and warrants to Dogan that the matters set forth in the this Section 3 are true and correct:

                  3.1        Organization, Standing and Authority of NovaMed.

                  (a) Organization. NovaMed is a corporation duly organized and validly existing under the laws of the State of Nevada and is in good standing as a domestic corporation under the laws of said State.

                  (b) Charter Documents. NovaMed has furnished counsel for Dogan with true and complete copies of its Articles of Incorporation, as amended to date, and its Bylaws as currently in effect.

                  (c) Corporate Power. NovaMed has all requisite corporate power to enter into this Agreement and to carry out and perform its obligations hereunder.

                  (d) Authorization for Agreement. The execution and performance of this Agreement by NovaMed has been duly authorized by its Board of Directors. Upon execution and delivery of this Agreement on behalf of NovaMed, this Agreement will constitute the valid and legally binding obligation of NovaMed, enforceable in accordance with its terms and conditions. The execution, delivery and performance of this Agreement and compliance with the provisions hereof by NovaMed does not and will not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, NovaMed's Articles of Incorporation, as amended, NovaMed's current Bylaws, or any statute, law, rule or regulation or any order, judgment, decree, indenture, mortgage lease or other agreement or instrument to which NovaMed is subject.

                  (e) Financial Statements. The unaudited financial statements of the Subsidiary as of December 31, 2000 are attached hereto. The financial statement is complete and correct in all material respects and presents fairly the financial condition of the Subsidiary as of the period covered in conformity with generally accepted accounting principles.

                  3.2    Organization, Standing and Ownership of the Subsidiary.


                  (a) The Subsidiary is a corporation duly organized and validly existing under the laws of the Republic of Germany and is in good standing as a domestic corporation under the laws of said Republic.

                  (b) Charter Documents. NovaMed has furnished counsel for Dogan with true and complete copies of the Articles of Incorporation, as amended to date, and the Bylaws as currently in effect, of the Subsidiary.

                  (c) Corporate Power. The Subsidiary has all corporate power and authority to own and lease property and to conduct its business as such is presently conducted.

                  (d) Capitalization. The authorized, issued and outstanding capital stock of the Subsidiary is set forth in the Articles of Incorporation.

                  (e) Title to Property. NovaMed is the sole shareholder of the Subsidiary, and owns all right, title and interest in and to the stock.

                  3.3  Financial and Operating Status of the Subsidiary.

                  (a) Tax Returns. The Subsidiary has duly filed all federal, state and local tax returns required to be filed by it, and all taxes, assessments and penalties set forth in such returns have been timely and fully paid or adequately reserved against in the financial statement.

                  (b) Employees. The Subsidiary has no collective bargaining agreements with any of its employees. The Subsidiary is not a party to any contract with any of its employees, consultants, advisors, sales representatives, distributors or customers that is not terminable by Subsidiary without liability, penalty or premium on 30 days' notice.

                  (c) Inventory. All inventory of the Subsidiary is saleable and in good condition, subject to CE Mark certification, the value of which as of December 31, 2000 has been written down or reserved to amounts not in excess of realizable market value.

4. Representations and Warranties of Dogan. Dogan hereby represents and warrants to NovaMed that the matters set forth in the following subsections of this
Section 4 are true and correct.

         4.1      German Residence.  Dogan is a resident of Cologne, Germany.

         4.2 Due Execution and Enforceability. The execution, delivery and performance of this Agreement has been agreed by Dogan. Upon execution and delivery of this Agreement by Dogan, this Agreement shall constitute the valid and legally binding obligation of Dogan enforceable in accordance with its terms and conditions.

5.Closing.

                  5.1 Obligations of Dogan. The obligations of Dogan to purchase the Subsidiary and to consummate any other transactions contemplated by this Agreement are subject to the fulfillment to Dogan's satisfaction of the following conditions, which have been satisfied or waived in whole or in part as of the Closing Date by Dogan.

                  (a) Representations and Warranties True at Closing. The representations and warranties made by NovaMed in Section 4 above shall be true and correct in all materials respects as of the Closing Date, and NovaMed shall have performed and complied with all agreements and obligations to be performed by it under this Agreement.

                  (b) Authorization. NovaMed shall have obtained the Board of Directors approval necessary to authorize its participation in the transaction described in this agreement.

                  (c) 2000 Financial Statements. NovaMed shall have provided to Dogan the unaudited financial statement of the Subsidiary as of December 31, 2000.

                  (d) Due Diligence Satisfactory. Dogan has received all of the information reasonably requested by it from NovaMed in connection with this transaction, and, based on its due diligence investigation, is satisfied with the financial and operating condition of the Subsidiary.

                  (e) Documents and Instruments Satisfactory. All documents and instruments to be provided by NovaMed or the Subsidiary in connection with the transactions contemplated by this Agreement are satisfactory in form and substance to counsel for Dogan.

                  5.2 Conditions to Obligations of NovaMed. The obligations of NovaMed to consummate this Agreement and carry out and perform its obligations hereunder are subject to the satisfaction of all of the following conditions which have been satisfied or waived in whole or in part as of the Closing Date by NovaMed.

                  (a) Representations and Warranties True at Closing. The representations and warranties made by Dogan in this Agreement shall be true and correct in all material respects on and as of the Closing Date. Dogan shall have performed and complied in all material respects with all agreements and obligations to be performed by it under this Agreement on or before the Closing Date.

                  (b) Documents and Instruments Satisfactory. All documents and instruments to be provided by Doganl in connection with the transactions contemplated by this Agreement are satisfactory in form and substance to counsel for NovaMed.

6.Covenants and Agreements of NovaMed.

                  6.1 Access to Information. NovaMed warrants that Dogan has had access during normal business hours to the properties, facilities, books, records, contracts and documents of the Subsidiary and NovaMed has furnished or caused to be furnished to Dogan all documents and all information with respect to the affairs and businesses of the Subsidiary that Dogan's representatives have reasonably requested.

                  6.2 Conduct of Business Pending the Closing. Unless expressly consented to by Dogan or otherwise permitted or required under this Agreement:

                  (a) Business in the Ordinary Course. The Subsidiary will (i) conduct its business only in the ordinary course in the same manner as before date of this Agreement, (ii) will not institute any unusual or novel methods of manufacture, purchase, sale, lease, service, accounting or operation, (iii) will not grant any increase in the rate of pay or other benefits or compensation of any officers or employees, and (iv) will not enter into, amend or terminate any contract or commitment not in the usual and ordinary course of business and consistent with the Subsidiary's past practice.

                  (b) Indebtedness. The Subsidiary will not (i) incur or assume or guarantee any indebtedness other than indebtedness incurred in the usual and ordinary course of business for goods or services or pursuant to existing commitments or agreements previously disclosed in writing to Dogan under this Agreement, or (ii) enter into, execute or deliver any agreement or writing to the release or settlement of claims, except as otherwise provided by this Agreement.

                  (c) Corporate Structure. The Subsidiary will not (i) amend its articles of incorporation or bylaws or change its officers or directors or (ii) issue any additional capital stock or other securities of the Subsidiary or grant any warrants, options or rights to purchase or acquire any capital stock or other securities of the Subsidiary, or (iii) merge or consolidate with any other corporation or acquire all or substantially all of the stock, business or assets of any other person or entity or sell, assign or transfer substantially all of its assets or outstanding securities to any other person or entity.

                  (d)  Dividends and Capital Stock. The Subsidiary will not
(i) declare or pay any dividend or make any stock split or stock dividend or other distribution with respect to its capital stock, or (ii) directly or indirectly redeem, purchase or otherwise acquire for value any of its capital stock.

                  (e) Banking Relationships.No change will be made affecting the Subsidiary's banking relationships and the Subsidiary shall open no new bank or other deposit accounts.

                  (f) Insurance. The Subsidiary will maintain in full force and effect all policies of insurance now in effect and will give all notices and present all claims under all policies in a timely fashion.

7.Miscellaneous.

                  7.1 Successors and Assigns. This Agreement and the terms and conditions contained herein are binding upon, and will inure to the benefit of, the parties hereto and their respective representatives, executors, administrators, heirs, successors and assigns, but, except as otherwise specifically provided herein, neither this Agreement nor any rights or obligations hereunder may be assigned, directly, indirectly, voluntarily or involuntarily, except by operation or law, by any party to this Agreement.

                  7.2 Governing Law; Severability. This Agreement will be governed by and construed in accordance with the laws of the State of Minnesota. If any provision of this Agreement is found to be invalid, illegal or unenforceable in any respect, such provision will be enforced to the maximum extent possible and the remaining provisions of this Agreement will continue unaffected.

                  7.3 Waivers. No waiver by any party hereto of any term or condition of this Agreement will be effective unless set forth in a writing signed by such party. No waiver of any provision of this Agreement will be deemed a waiver of any other provision, or constitute a continuing wavier unless otherwise expressly provided in writing by the waiving party. No failure or delay on the part of any party in exercising any right, power or privilege under this Agreement will operate as a waiver thereof, nor will a single or partial exercise thereof preclude any other or further exercise of any other rights, powers or privileges.

                  7.4 Entire Agreement; Modifications. This Agreement, together with the exhibits and schedules attached hereto, each of which is incorporated herein by this reference, constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes in its entirety all prior and contemporaneous agreements, understandings, negotiations and discussions between the parties, whether oral or written, with respect to the subject matter of this Agreement. No supplement, modification or amendment to this Agreement will be binding unless executed in writing by Dogan and NovaMed.

                  7.5 Notices. All notices and other communications required or permitted under this Agreement will be in writing and may be hand delivered, mailed by first-class mail, postage prepaid, or sent via facsimile. Unless otherwise agreed to in writing by the parties, such notices and other communications shall be addressed as follows:

If to NovaMed:                          If to Dogan:

Ruairidh Campbell, President            Dr. Aydin Dogan
NovaMed, Inc.                           Klause 20
623 Hoover Street NE                    Cologne
Minneapolis, MN  55413                  Germany D-51063
Facsimile: (612) 378-0110               Facsimile (49) 2173 95 38 55



                  7.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one instrument.

                  7.7 Headings; References. Headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.


IN WITNESS WHEREOF, the parties have executed this Agreement on the dates set forth below, to be effective for all purposes as of the date first written above.


NOVAMED, INC., a Nevada corporation        Dr. Aydin Dogan


       Ruairidh Campbell                          Aydin Dogan
By--------------------------------          By:  ------------------------
     Ruairidh Campbell, President               Dr. Aydin Dogan