Form 10QSB
period 2001-03-31
NOVAMED INC
filed 2001-05-21
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .


         Commission file number: 0-26927
                                 -------


                                  NOVAMED, INC.
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


                                  (612)378-1437
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes XX           No
                                  --             -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 21, 2001 was 43,486,464.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............5


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................8

SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                                                   NOVAMED, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                            Page

Consolidated balance sheet at March 31, 2001 (unaudited)                     F-1



Consolidated statement of operations for three months
ended March 31, 2001 and 2000 (unaudited)                                    F-2



Consolidated statement of cash flows for the three months
ended March 31, 2001 and 2000 (unaudited)                                    F-3



Notes to consolidated financial statements                                   F-4




                                                                        NOVAMED, INC.
                                                           Consolidated Balance Sheet

                                                           March 31, 2001 (Unaudited)
-------------------------------------------------------------------------------------




                      Assets
Current assets:
              Cash                                                      $       8,843
              Inventories, net of allowances                                  129,204
                                                                        -------------

                           Current assets                                     138,047

Property and equipment, net                                                    50,995

                           Total assets                                 $     189,042
                                                                        -------------

-------------------------------------------------------------------------------------
                      Liabilities and Stockholders' Equity

Current liabilities:
              Accounts payable and accrued liabilities                  $     100,935
              Notes payable                                                    20,000
                                                                        -------------

                           Total current liabilities                          120,935
                                                                        -------------

Convertible Debentures                                                        100,000

Stockholders' equity:
              Common stock, par value $.001 per share;
                authorized 50,000,000 shares, issued and
                outstanding 43,486,464 shares                                  43,487
              Additional paid-in capital                                    6,668,710
              Stock subscription receivable                                  (430,010)
              Accumulated deficit                                          (6,314,080)
                                                                        -------------

                           Total stockholders' equity                         (31,893)
                                                                        -------------

                           Total liabilities and stockholders' equity   $     189,042
                                                                        -------------



                                                                      NOVAMED, INC.
                                               Consolidated Statement of Operations

-----------------------------------------------------------------------------------
                                                           Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                   --------------------------------
                                                         2001             2000
                                                   --------------------------------
Net sales                                          $               $ -      371,000
                                                   --------------------------------

Costs and expenses:
  Cost of sales/manufacturing                               8,306           259,000
  Selling, general and administrative                     340,398           385,000
  Research and development                                      -            12,000
                                                   --------------------------------

                                                          348,704           656,000
                                                   --------------------------------

Loss before income taxes                                 (348,704)         (285,000)

Provision for income taxes                                      -                 -
                                                   --------------------------------

              Net loss                             $     (348,704$         (285,000)
                                                   --------------------------------

Loss per common share -
  basic and diluted                                $           (.$1)           (.02)
                                                   --------------------------------

Weighted average common shares - basic and
  diluted                                              43,486,000        15,200,000
                                                   --------------------------------



                                                                                              NOVAMED, INC.
                                                                       Consolidated Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                    March 31,
                                                                                   (Unaudited)
                                                                       ------------------------------------
                                                                             2001              2000
                                                                       ------------------------------------
Cash flows from operating activities:
              Net loss                                                 $        (348,704    $      (285,000)
              Adjustments to reconcile net loss to
                net cash used in operating activities:
                  Depreciation                                                         -             8,000
                  Stock issued for royalties and license fees                    262,500                 -
                  (Increase) decrease in:
                      Receivables                                                      -            60,000
                      Inventories                                                      -           229,000
                      Prepaid expenses                                                 -            (6,000)
                      Other assets                                                     -            38,000
                  Increase (decrease) in:
                      Cash overdraft                                                   -           (40,000)
                      Accounts payable and accrued liabilities                   (16,732)         (125,000)
                      Related party payables                                           -            94,000
                                                                       -----------------------------------

                           Net cash used in
                           operating activities                                 (102,936)          (27,000)
                                                                       -----------------------------------

Cash flows from investing activities:                                                  -                 -
                                                                       -----------------------------------

Cash flows from financing activities:
              Collection of stock subscription receivable                              -            33,000
              Issuance of convertible debentures                                 100,000                 -
              Issuance of common stock                                                 -            98,000
                                                                       -----------------------------------

                           Net cash provided by
                           financing activities                                  100,000           131,000
                                                                       -----------------------------------

Effect of exchange rate changes on cash                                                -           (12,000)
                                                                       -----------------------------------

Net increase (decrease) in cash                                                   (2,936)           92,000

Cash, beginning of period                                                         11,779            16,000
                                                                       -----------------------------------

Cash, end of period                                                    $           8,843    $      108,000
                                                                       -----------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations and cash flows for the three months March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 2001 and 2000, respectively.

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

General

As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. The Company is a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures.

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

Results of Operations

Net sales were $0 for the three months ended March 31, 2001, compared to $371,000 for the comparable period in 2000, a decrease of 100% for the three month period ended March 31, 2001. The decrease in net sales was the result of a suspension of sales of the Company's products due to the MDA alert notice and the refusal of German regulatory authorities to re-certify our products for sale in Europe.

Cost of Sales

Cost of sales were $8,036 for the three months ended on March 31, 2001, compared to $259,000 for the comparable period in 2000, a decrease of 97% for the three month period ended March 31, 2001. The decrease in cost of sales was a result of limited operations in the period.

Losses

The Company recorded net losses of $348,704 for the three months ended March 31, 2001, compared to $285,000 for the comparable period in 2000, an increase of 22% for the three month period ended March 31, 2000 . The increase was the result of limited operations coupled with expenses relating to elimination of the German subsidiary and buyout of the license fees and royalties relating to that subsidiary.

The Company expects to continue to incur losses at least through fiscal 2001 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses were $340,398 for the three months ended March 31, 2001 as compared to $385,000 for the comparable period in 2000, a decrease of 12% for the three month period ending March 31, 2000. The decrease in selling, general and administrative costs was the result of limited operations and the lack of costs that were associated with the operation of the Company's former German subsidiary.

Capital Resources and Liquidity

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses and marketing. The trend is likely to continue into the near future, should funds become available, as the Company plans to re-certify regulatory compliance for its products in Europe and continue in its efforts to introduce products into the United States. Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the last quarter in 2001 when the Company once again anticipate sales while controlling costs.

At March 31, 2001, the Company had current assets of $138,047 and total assets of $189,042. At March 31, 2001 the Company had net working capital of $17,112.

Net cash flow used in operations were $102,936 for three months ended March 31, 2001 as compared to cash flows used in operations of $27,000 for the comparable period in 2000. The increase in cash flows used in operations for the three months ended March 31, 2001, was the result of the elimination of revenues in the period.

Cash flow generated from financing activities was $100,000 for the three months ended March 31, 2001 and $131,000 for the comparable period in 2000. The Company's financing activities consisted of issuing four convertible debentures.

The Company has funded its cash needs from inception through March 31, 2001 with a revenues from operations, a series of debt and equity transactions, including several private placements and issuance of convertible debentures. The Company expects its cash needs over the next twelve months will be meet primarily by new cash infusions.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

              The Company is not a party to any material legal proceedings.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)           Reports on Form 8-K.   The Company filed the following report on
              Form 8-K.

              The Company filed a Form 8K dated January 11, 2001, disclosing the issuance of 17,500,000 shares of common stock to AAB Corp.
              and Greaco II, Ltd. in settlement of royalties due on the Company's licensed technology, as a pre-payment on royalties due through May 1, 2001and as an inducement to the licencee's to enter into a new technology licence agreement with the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May 2001.




NOVAMED, INC.

/s/ Ruairidh Campbell
-----------------------------------------------         ------------------
Ruairidh Campbell                                       May 21 , 2001
President, Chief Executive Officer and Director

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

3(ii)         *            By-laws of the Company adopted on November 12, 1996.
                           (Incorporated herein by reference to the Company's
                           Form 10SB/A-1 filed on as exhibit 2(iv)).


                           MATERIAL CONTRACTS

No Material Contracts were entered into during the quarter ended March 31, 2001.