Form 10QSB
period 2001-06-30
NOVAMED INC
filed 2001-08-20
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number: 000-26927
                                 ---------


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

                                    Yes   X          No
                                        ---            -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 18, 2001 was 43,486,464.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................4


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................7

SIGNATURES...................................................................8

INDEX TO EXHIBITS............................................................9











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                  NOVAMED, Inc.
                      Unaudited Consolidated Balance Sheet
                               As of June 30, 2001
                                                               June 30, 2001
                                                                (unaudited)
                                                              --------------

ASSETS
      Cash                                                 $           5,748
      Inventories, net of allowances                                 129,204
                                                            ----------------

      AssetsCurrent Assets                                           134,952

      Property and equipment, net                                     42,033

TOTAL ASSETS                                                         176,985
                                                            ================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts payable and accrued liabilities $         109,364
                  Notes payable                                       20,000
                                                            ----------------
            Total Current Liabilities
                Total Current Liabilities                            129,364

      Convertible Debentures                                         150,000

      Stockholders' equity
            Common stock, $.01 par value,
              50,000,000 shares authorized;
              43,486,464 shares issued and
              outstanding June 30, 2001                               43,487
            Additional paid in capital                             6,668,710
            Stock subscription receivable                           (430,010)
            Accumulated deficit                                   (6,384,566)
                                                            ----------------

                 Total stockholders' equity                         (102,379)
                                                            ----------------

TOTAL LIABILITIES AND EQUITY                               $         176,985
                                                            ================

                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000

                                                      Three                Three                Six                  Six
                                                      Months              Months               Months              Months
                                                      Ended                Ended               Ended                Ended
                                                     June 30,            June 30,             June 30,            June 30,
                                                       2001                2000                 2001                2000
                                                  --------------      ---------------      --------------      ---------------
Net Sales                                      $               -     $        375,000    $              -     $        746,000

Costs and expenses:
      Cost of sales/manufacturing                         20,130              111,000              28,436              370,000
      Selling, general and administrative                 50,357              413,000             390,755              798,000
      Research and development                                 -               44,000                   -               56,000
                                                  --------------      ---------------      --------------      ---------------
Total costs and expenses                                  70,487              568,000             419,191            1,224,000

Net Income ( Loss) Before Income Taxes         $         (70,487)    $       (193,000)   $       (419,191)    $       (478,000)
                                                  ==============      ===============      ==============      ===============

Provision for income taxes                                     -                    -                   -                    -

Net Income (Loss)                              $         (70,487)    $       (193,000)   $       (419,191)    $       (478,000)
                                                  --------------      ---------------      --------------      ---------------

Loss per common share-basic and diluted        $            0.00     $          (0.01)   $          (0.01)    $          (0.03)
                                                  ==============      ===============      ==============      ===============

Weighted average common shares - basic and
diluted                                               43,486,000           15,749,000          43,486,000           15,341,000
                                                  ==============      ===============      ==============      ===============

    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 2001 and 2000

                                                                                    Six Months                  Six Months
                                                                                      Ended                   Ended June 30,
                                                                                  June 30, 2001                    2000
                                                                               --------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                   $           (419,191)                   (478,000)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operations:
       Depreciation                                                                           8,962                      13,000
       Stock issued for royalties and license fees                                          262,500                      41,000
       (Increase) decrease in:
             Receivables                                                                          -                    (46,000)
             Inventories                                                                          -                     315,000
             Prepaid expenses                                                                     -                           -
             Other assets                                                                         -                      37,000
       Increase (decrease) in:
             Cash overdrafts                                                                      -                     (13,000)
             Accounts payable and accrued expenses                                           (8,302)                   (198,000)
             Related party payables                                                               -                     127,000
                                                                               --------------------        --------------------
    Net cash provided by (used in ) Operating Activities                                   (156,031)                   (202,000)
                                                                               --------------------        --------------------


CASH FLOWS FROM INVESTING ACTIVITIES                                                              -                           -
                                                                               --------------------        --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Collection of stock subscription receivable                                                   -                           -
    Issuance of convertible debentures                                                      150,000                           -
    Issuance of common stock                                                                      -                     145,000
                                                                               --------------------        --------------------
Net cash provided by Financing Activities                                                   150,000                     145,000

Effect of exchange rates on cash                                                                  -                      59,000
                                                                               --------------------        --------------------

NET CASH INCREASE (DECREASE) FOR PERIOD                                                     (6,031)                       2,000

CASH, BEGINNING OF PERIOD                                                                    11,779                      16,000

CASH, END OF PERIOD                                                            $              5,748                      18,000
                                                                               ====================        ====================


    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on April 2, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statement

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On April 22, 1999, the Company submitted a 510k application to obtain clearance from the FDA for the NOVASALINE(TM) inflatable breast implant. On June 8, 1999, the Company submitted a 510k application to obtain clearance for the NOVASALINE(TM) pre-filled breast implant. The Company subsequently obtained scientific clearance to market both products subject to an audit of the designated manufacturing facility. However, the FDA announced on August 18, 1999 (21 CFR Part 878), that all companies involved in the sale of saline filled implants in the United States must evidence the collection of sufficient clinical information through the submission of a Pre- Market Approval (PMA) document by November 17, 1999 in order to continue or commence the distribution of saline filled implants. Since the Company had not commenced the sale of saline filled implants in the United States, it was unable to produce the requisite clinical data that would satisfy the FDA's requirement. The Company is currently not in the position to pursue an IDE for either of its NOVASALINE(TM) breast implants due to the high cost of conducting appropriate clinical trials, in addition to continuing regulatory and competitive marketing developments.

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

Results of Operations

Net sales were $0 for the three and six months ended June 30, 2001, compared to $375,000 for the three months and $746,000 for the six months ended June 30, 2000, a decrease of 100% for the three and six month periods ended June 30, 2001. The decrease in net sales was the result of a suspension of sales of the Company's products due to the MDA alert notice and the refusal of German regulatory authorities to re-certify our products for sale in Europe.

Cost of Sales

Cost of sales were $20,130 for the three months ended on June 30, 2001, compared to $111,000 for the comparable period in 2000, a decrease of 82% for the three month period ended June 30, 2001. Cost of sales were $28,436 for the six months ended on June 30, 2001, compared to $370,000 for the comparable period in 2000, a decrease of 92% for the six month period ended June 30, 2001. The decrease in cost of sales was a result of limited operations.

Losses

The Company recorded net losses of $70,487 for the three months ended June 30, 2001, compared to $193,000 for the comparable period in 2000, a decrease of 63% for the three month period ended June 30, 2001. The decrease was the result of limited operations coupled with a corresponding reduction in expenses .

The Company recorded net losses of $419,191 for the six months ended June 30, 2001, compared to $478,000 for the comparable period in 2000, an decrease of 12% for the six month period ended June 30, 2001. The decrease was the result of limited operations coupled with a corresponding reduction in expenses .

The Company expects to continue to incur losses at least through fiscal 2001and there can be no assurance that the Company will achieve or maintain profitability or that revenue will be forthcoming in the future.

Expenses

Selling, general and administrative expenses were $50,357 for the three months ended June 30, 2001, as compared to $413,000 for the comparable period in 2000, a decrease of 88% for the three month period ending June 30, 2001. The decrease in selling, general and administrative costs was the result of limited operations and the lack of costs that were associated with the operation of the Company's former German subsidiary. Selling, general and administrative expenses were $390,755 for the six months ended June 30, 2001, as compared to $798,000 for the comparable period in 2000.

Capital Resources and Liquidity

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses and marketing. The trend is likely to continue into the near future, should funds become available, as the Company plans to re-certify regulatory compliance for its products in Europe and continue in its efforts to introduce products into the United States. Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the last quarter in 2001 when the Company once again anticipates sales while controlling costs.

At June 30, 2001, the Company had current assets of $134,952 and total assets of $176,985. At June 30, 2001 the Company had net working capital of $5,588.

Net cash flow used in operations were $156,031 for six months ended June 30, 2001 as compared to cash flows used in operations of $202,000 for the comparable period in 2000. The decrease in cash flows used in operations for the six months ended June 30, 2001, was the result of the elimination of operating expenses in the period.

Cash flow generated from financing activities was $150,000 for the six months ended June 30, 2001 and $145,000 for the comparable period in 2000. The Company's financing activities consisted of issuing six convertible debentures with a face value of $25,000 each.

The Company has funded its cash needs from inception through June 30, 2001 with revenues from operations, a series of debt and equity transactions, including several private placements and issuance of convertible debentures. The Company expects its cash needs over the next twelve months will be meet primarily by new cash infusions.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file a Form 8-K during the quarter covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August, 2001.




NOVAMED, INC.


    s/ Ruairidh Campbell
   --------------------------------
      Ruairidh Campbell                                 August 20, 2001
President, Chief Executive Officer and Director

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


                                    MATERIAL CONTRACTS

No Material Contracts were entered into during the quarter ended June 30, 2001.