Form 10QSB
period 2001-09-30
NOVAMED INC
filed 2001-11-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 5, 2001 was 43,486,464.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                  NOVAMED, Inc.
                      Unaudited Consolidated Balance Sheet
                            As of September 30, 2001

                                                                                                     September 30, 2001
                                                                                                        (unaudited)
                                                                                                  ------------------------
ASSETS
      Cash                                                                                     $                     3,598
      Inventories, net of allowances                                                                                79,204
                                                                                                  ------------------------

      AssetsCurrent Assets                                                                                          82,802

      Property and equipment, net                                                                                   37,552

TOTAL ASSETS                                                                                                       120,354

                                                                                                  ------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts payable and accrued liabilities                                     $                   122,373
                  Notes payable                                                                                     20,000
                                                                                                  ------------------------
            Total Current Liabilities
                Total Current Liabilities                                                                          142,373

      Convertible Debentures                                                                                       200,000

      Stockholders' equity
            Common stock, $.01 par value, 50,000,000 shares authorized;
                 43,486,464 shares issued and outstanding September 30, 2001                                        43,487
            Additional paid in capital                                                                           6,668,710
            Stock subscription receivable                                                                         (430,010)
            Accumulated deficit                                                                                 (6,504,206)
                                                                                                  ------------------------

                 Total stockholders' equity (deficit)                                                             (222,019)
                                                                                                  ------------------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                         $                   120,354
                                                                                                  =========================



                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000

                                                          Three                Three               Nine                 Nine
                                                          Months              Months              Months               Months
                                                          Ended                Ended               Ended               Ended
                                                        September            September           September           September
                                                         30, 2001            30, 2000            30, 2001             30, 2000
                                                      --------------      ---------------     ---------------      --------------
Net Sales                                          $               -    $         245,000   $               -   $         990,000

Costs and expenses:
      Cost of sales/manufacturing                                622              116,000              29,058             486,000
      Selling, general and administrative                     69,017              213,000             459,772           1,011,000
      Research and development                                     -                4,000                   -              60,000
                                                      --------------      ---------------     ---------------      --------------
Total costs and expenses                                      69,639              333,000             488,830           1,557,000

Other Income (Expense)                                             -                8,000                   -               8,000

Extraordinary Items
      Write-down of inventory value                           50,000                    -              50,000                   -

Net Income ( Loss) Before Income Taxes             $        (119,639)   $         (80,000)  $        (538,830)  $        (559,000)

                                                      --------------      ---------------     ---------------      --------------

Provision for income taxes                                         -                    -                   -                   -

Net Income (Loss)                                  $        (119,639)   $         (80,000)  $        (538,830)  $        (559,000)
                                                      --------------      ---------------     ---------------      --------------

Loss per common share-basic and diluted            $            0.00    $           (0.01)  $           (0.01)  $           (0.04)
                                                      --------------      ---------------     ---------------      --------------

Weighted average common shares - basic
and diluted                                               43,486,000           15,516,000          43,486,000          15,400,000
                                                      ==============      ===============     ===============      ==============


    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Cash Flows
              For The Six Months Ended September 30, 2001 and 2000

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                       2001                       2000
                                                                               ---------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                 $             (538,830)       $           (559,000)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operations:
       Depreciation                                                                          13,443                      21,000
       Stock issued for royalties and license fees                                          262,500                      41,000
       (Increase) decrease in:
             Receivables                                                                          -                      46,000
             Inventories                                                                     50,000                     281,000
             Prepaid expenses                                                                     -                           -
             Other assets                                                                         -                      35,000
       Increase (decrease) in:
             Cash overdrafts                                                                      -                     (7,000)
             Accounts payable and accrued expenses                                            4,706                   (359,000)
             Related party payables                                                               -                     209,000
                                                                               --------------------        --------------------
    Net cash provided by (used in ) Operating Activities                                   (208,181)                   (292,000)
                                                                               --------------------        --------------------


CASH FLOWS FROM INVESTING ACTIVITIES                                                              -                           -
                                                                               --------------------        --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Collection of stock subscription receivable                                                   -                           -
    Proceeds from notes payable                                                                   -                      20,000
    Issuance of convertible debentures                                                      200,000                           -
    Issuance of common stock                                                                      -                     145,000
                                                                               --------------------        --------------------
Net cash provided by Financing Activities                                                   200,000                     165,000

Effect of exchange rates on cash                                                                  -                     111,000
                                                                               --------------------        --------------------

NET CASH INCREASE (DECREASE) FOR PERIOD                                                      (8,181)                    (16,000)

CASH, BEGINNING OF PERIOD                                                                    11,779                      16,000

CASH, END OF PERIOD                                                          $                3,598        $                  -
                                                                               ====================        ====================

    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


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

The MDA device alert stated that the MDA had not identified any definite risk associated with the NOVAGOLD(TM) implant and did not recommend explanation for the approximately 250 patients in Britain. The device alert further provided that there was no information to indicate that there were specific risks to women or their children, either during pregnancy or from breast feeding associated with the NOVAGOLD(TM) breast implant.

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

Results of Operations

Net sales were $0 for the three and nine months ended September 30, 2001, compared to $245,000 for the three months and $990,000 for the nine months ended September 30, 2000, a decrease of 100% for the three and nine month periods ended September 30, 2001. The decrease in net sales was the result of a suspension of sales of the Company's products due to the MDA alert notice and the refusa l of German regulatory authorities to re-certify our products for sale in Europe.

Cost of Sales

Cost of sales were $662 for the three months ended on September 30, 2001, compared to $116,000 for the comparable period in 2000, a decrease of 99% for the three month period ended September 30, 2001. Cost of sales were $29,058 for the nine months ended on September 30, 2001, compared to $486,000 for the comparable period in 2000, a decrease of 94% for the nine month period ended September 30, 2001. The decrease in cost of sales was a result of limited operations.
Losses

The Company recorded net losses of $119,639 for the three months ended September 30, 2001, compared to $80,000 for the comparable period in 2000, a decrease of 50% for the three month period ended September 30, 2001. The increase was the result of write downs of the inventory valuation, limited operations coupled with a corresponding reduction in expenses. .

The Company recorded net losses of $538,830 for the nine months ended September 30, 2001, compared to $559,000 for the comparable period in 2000, an decrease of 4% for the nine month period ended September 30, 2001. The decrease was the result of limited operations coupled with a corresponding reduction in expenses
 .

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that revenue will be forthcoming in the future.

Expenses

Selling, general and administrative expenses were $69,017 for the three months ended September 30, 2001, as compared to $213,000 for the comparable period in 2000, a decrease of 68% for the three month period ending September 30, 2001. The decrease in selling, general and administrative costs was the result of limited operations and the lack of costs that were associated with the operation of the Company's former German subsidiary. Selling, general and administrative expenses were $459,772 for the nine months ended September 30, 2001, as compared to $1,011,000 for the comparable period in 2000.

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

Therefore, the Company does not expect a change from using cash in operating activities to providing cash from operating activities until the Company is able to rectify its products and generate sales while controlling costs.

At September 30, 2001, the Company had current assets of $82,802 and total assets of $120,354. At September 30, 2001 the Company had a net working deficit of $59,571.

Net cash flow used in operations were $208,181 for nine months ended September 30, 2001 as compared to cash flows used in operations of $292,000 for the comparable period in 2000. The decrease in cash flows used in operations for the nine months ended September 30, 2001, was mainly the result of the issuances of stock for royalties and licenses as well as increases in inventory reserves.

Cash flow generated from financing activities was $200,000 for the nine months ended September 30, 2001 and $165,000 for the comparable period in 2000. The Company's financing activities consisted of issuing eight convertible debentures with a face value of $25,000 each.

The Company has funded its cash needs from inception through September 30, 2001 with revenues from operations, a series of debt and equity transactions, including several private placements and issuance of convertible debentures. The Company expects its cash needs over the next twelve months will be meet primarily by new cash infusions.


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         The Company did not file a Form 8-K during the quarter covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2001.




NOVAMED, INC.


/s/ Ruairidh Campbell
----------------------------------
Ruairidh Campbell                                       November 14, 2001
President, Chief Executive Officer and Director

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


                                    MATERIAL CONTRACTS

No Material Contracts were entered into during the quarter ended September 30, 2001.