Form 10KSB
period 2001-12-31
NOVAMED INC
filed 2002-04-16
CIK 1036478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 (No fee required) for the transition period from       to   .

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

                 1403 East 900 South, Salt Lake City, Utah 84105
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 582-9609
            ---------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's net sales for the year ended December 31, 2001, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $155,314 based on the average closing bid and asked prices for the common stock on April 15, 2002.

At April 15, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,486,464.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................7

Item 3.           Legal Proceedings............................................7

Item 4.           Submission of Matters to a Vote of Security-Holders..........7


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....7

Item 6.           Management's Discussion and Analysis or Plan of Operation....8

Item 7.           Financial Statements........................................10

Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................11


                                    PART III

Item 9.           Directors and Executive Officer.............................11

Item 10.          Executive Compensation......................................12

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................12

Item 12.          Certain Relationships and Related Transactions..............13

Item 13.          Exhibits, List and Reports on Form 8-K......................14

                  Signatures .................................................15

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

A.   Corporate Organization.

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

The Company is a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures.The Company through the period ended December 31, 2000, derived substantially all of its sales revenue from the sale of prosthesis products outside of North America.

B.       Corporate History.

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

Concurrent with the MDA device alert, which was relevant only to sales in Britain, the Company was in the process of re-certifying its approval to sell the NOVAGOLD(TM) product throughout the European Union. Permission to sell throughout the European Union requires a CE Mark awarded by a notified body from one of the member nations. Notified bodies are certified by government health authorities and given the responsibility of examining products for safety and efficacy before allowing sales within the European Union. Once the device alert was issued in Britain, the MDA's justifications for issuing the alert were published throughout the European Union. The ECM (the Company's notified body certified by the German government) learned of the MDA's device alert and decided not to re-certify the NOVAGOLD(TM) product for sale in the European Union until such time as the Company provided new testing data and a new CE Mark application to support the contention that the product was safe. Further, the ECM advised the Company to discontinue its sale of the NOVAGOLD(TM) until such time as a new CE Mark was obtained. The loss of the CE mark on the NOVAGOLD(TM) breast implant precluded the Company from generating any significant sales revenues.

The Company also submitted a Investigational Device Exemption (IDE) application to the Food and Drug Administration ("FDA") on January 9, 1999 for the purpose of obtaining permission from the FDA to start a clinical trial of the NOVAGOLD(TM) breast implant in the United States. The FDA responded on February 11, 1999 with certain deficiencies related to the IDE submission that required a Company response. The Company resubmitted its NOVAGOLD(TM) IDE submission on March 28, 2000 with responses to the FDA's noted deficiencies and additional information pertaining to the NOVAGOLD(TM). The Company's application for an IDE has been abandoned.

C.       Relocation and Closing of Operating Facilities.

The Company decided to relocate and consolidate its German operating facilities to the Company's headquarters in Minneapolis, Minnesota in December 2000. The decision was made due to the lack of substantial revenues at year end from sales in Europe with an indefinite prospect of future revenues coupled with the expense of operating two manufacturing facilities in two separate countries. The MDA device alert, and the Company's inability to re-certify the CE Mark for the NOVAGOLD(TM) breast implant product were added factors crucial to the decision. Management agreed that in order to increase manufacturing efficiencies and faithfully address quality control issues that a consolidation of all activities in Minneapolis would be in the best interests of the Company. The Company then devoted its limited resources on improving its facilities at 623 Hoover Street, Minneapolis, Minnesota. Despite efforts to fund operations, the Company was evicted from the premises located in Minneapolis on November 21, 2001 due to non-payment of rent.

D.       Disposition of German Subsidiary.

The decision to consolidate the Company's business to Minneapolis, Minnesota necessarily caused the disposition of Novamedical Products GmbH. Further to a Stock Purchase and Sales Agreement ("Sales Agreement") effective December 31, 2000, the Company sold its 100% ownership in Novamedical Products GmbH to Dr. Aydin Dogan. The sale involved the disposition of all the assets and liabilities of Novamedical Products GmbH with certain exceptions to Dr. Dogan in exchange for one million three hundred fifty thousand (1,350,000) shares of its common stock issued to Dr. Dogan and certain individuals or entities for the sole purpose of satisfying the outstanding third party liabilities of Novamedical Products GmbH. All assets excepted under the Sales Agreement were shipped to NovaMed's Minneapolis facililty subsequent to December 31, 2000.

E.       Technology License Agreement.

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

On December 29, 2000, the Company entered into a new License Agreement with the Inventors that once again enabled the Company to use certain patented technology in the production of the NOVAGOLD(TM) and NOVASALINE(TM) products. The license is perpetual and permits the use of the technology on an exclusive worldwide basis. The terms of the License Agreement cause the Company to pay a royalty equal to 7.5% of net revenue on sales of the products. A minimum royalty payment of $21,000 was to be made every six month period with additional royalties, if warranted based on sales, made payable at the beginning of each month subsequent to the royalty period. The first minimum royalty payment of $21,000 was to be made on May 1, 2001. The Company has failed to make any payments under the terms of the License Agreement and on August 21, 2001 the Inventors placed the Company in default of the License Agreement.

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

F.       Operations.

The Company was not able to generate any revenues in 2001. As of December 31, 2001 the Company had ceased attempts to resolve the MDA device alert and renew the CE Mark application. The Company is considering the viability of continuing in the business of developing, manufacturing and marketing breast implant products.

G.   Selection of a Business.

The Company considering the viability of its breast implant business and also is considering other business opportunities either through merger or acquisition that might create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential  for the future  because of the  necessity  to  substantially  shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and Internet industry segments.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

H.   Acquisition of Business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

I.   Operation of Business After Acquisition.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

J.   Government Regulation.

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

K.   Competition.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

L.   Employees.

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

M.   Reports to Security Holders.

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

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company was headquartered at 623 Hoover St. N.E., Minneapolis, Minnesota 55413 where it leases office and manufacturing space totaling 15,000 square feet. The Company leased these facilities for $6,679 per month. The lease was subject to incremental increases and expires in January 2003. The Company was evicted from the premises on November 21, 2001 for non-payment of rent and currently occupies limited office space, for which it pays no rent, owned by the Company's president, at 1403 East 900 South, Salt Lake City, Utah 84105

The Company believes that its current office space is generally suitable and adequate to accommodate its current operations.

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

The table below sets forth the high and low sales prices for the Company's common stock for each quarter of 2000 and 2001. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


Year           Quarter Ended                High                   Low
               -------------                ----                   ---

2000           March 31                     $2.12                  $0.40
----
               June 30                      $1.31                  $0.27
               September 30                 $0.28                  $0.14
               December 31                  $0.25                  $0.02
2001           March 31                     $0.06                  $0.02
----
               June 30                      $0.05                  $0.01
               September                    $0.02                  $0.01
               December 31                  $0.03                  $0.01

A.  Record Holders

As of April 15, 2002, there were approximately 330 shareholders of record holding a total of 43,486,464 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures.

The Company manufactured and marketed two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLDTM and the NOVASALINETM . These products were designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products were used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company has realized no sales revenues during 2001, due to the prohibition placed on the sale of the Company's products and the default on the License Agreement related to the Company's use of patented technology in its products.

A.   Results of Operations

Sales

Sales for the year ended December 31, 2001 decreased to $ 0 from $1,141,033 for the year ended December 31, 2000. The decrease in revenues is primarily attributable to the Company's failure to re- certify the NOVAGOLD(TM) product in the Europe which prohibited new sales in 2001.

International sales accounted for 100% of total net sales in 2000. The absence of sales in 2001 is directly related to the MDA's device alert for the NOVAGOLD(TM) product and the advice of the Company's notified body that all further shipment of the NOVAGOLD(TM) product be suspended. Sales of the NOVAGOLD(TM) breast implant accounted for over 98% of all Company revenues in 2000.

Losses

The net loss for the year ended December 31, 2001 was $475,564 as compared to a loss of $1,500,351 for the year ended December 31, 2000, which is a decrease in losses of $1,024,787. The decrease was attributable primarily to the suspension of product sales in Europe and the default on the License Agreement which terminated the Company's right to its products. The effect of these events resulted in limited operations through 2001 causing a decrease in costs.

The Company expects to incur losses through fiscal 2002 and there can be no assurance that the Company will establish a profitable revenue stream until such time as a new business opportunity is adopted through merger or acquisition.

Selling, general and administrative expenses for the year ended December 31, 2001, decreased to $566,959 from $1,681,128 for the year ended December 31,
2000, a decrease of $1,114,169. The decrease in selling general and administrative expenses resulted from limited operations through the period.

The Company was obligated to pay a royalty equal to 5% of net revenue of the product. A minimum royalty payment of $21,000 is made for each six month period. Royalty expense for the year ended December 31, 2001 and 2000 was approximately $ 42,000 and $53,000, respectively. The Company did not make royalty payments under the License Agreement and therefore lost all rights to continue the sale of its products.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $ 17,924 and $40,327 respectively.

Cost of Sales

The largest factors in the variation from year to year in the cost of sales as a percentage of net sales were the cost of raw materials and the yield of finished goods from the Company's manufacturing facilities.

The cost of sales for the year ended December 31, 2001 was $0 compared to $812,870 for the year ended December 31, 2000. The decrease was attributable primarily to the suspension of product sales in Europe and the default on the License Agreement which terminated the Company's right to its products. The effect of these events resulted in limited operations through 2001 causing a decrease in cost of sales.

B.   Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any operating profit.

C.   Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

D.   Liquidity and Capital Resources

The Company has expended significant resources on research and development in the past. The Company does not expect to expend any sum on research or development.

Cash flow used in operations was $211,745 for the year ended December 31, 2001, as compared to cash flow used in operations of $137,229 for the year ended December 31, 2000. Negative cash flows from operating activities for the year ended December 31, 2001 are primarily attributable to losses from operations.

Cash flow generated from financing activities was $200,000 for the year ended December 31, 2001 and $173,990 for the year ended December 31, 2000. The Company issued convertible debentures in the amount of $25,000 each through the period ended December 31, 2001. The debentures were subsquently assigned to a third party in connection with the sale of a former subsidiary.

The Company has funded its cash needs from inception through December 31, 2001 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently no revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

E.   Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the year ended December 31, 2001 and expenditures of approximately $41,000 for the year ended December 31, 2000.

F.  Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $6,440,940 as of December 31, 2001. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from private placement sources; (2)obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto as pages F-1 through F-21.

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


Notes to consolidated financial statements                                   F-7











--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors
and Stockholders of
NovaMed, Inc.


We have audited the accompanying consolidated balance sheet of NovaMed, Inc., as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaMed, Inc., as of December 31, 2001, and the results of their consolidated operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER + CO
Salt Lake City, Utah
April 10, 2002

                                                                   NOVAMED, INC.
                                                      Consolidated Balance Sheet
                                                                    December 31
--------------------------------------------------------------------------------




                                                                     2001
                                                                -------------

         Assets

Current assets:
     Cash                                                       $      10,034
     Note receivable                                                   15,000
                                                                -------------

                  Total current assets                                 25,034

Property and equipment, net                                            33,071
                                                                -------------

                                                                $      58,105
                                                                -------------

-----------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
     Note payable                                               $      20,000
     Accounts payable                                                 142,953
     Accrued royalties                                                 42,000
     Accrued liabilities                                               11,905
                                                                -------------

                  Total current liabilities                           216,858
                                                                -------------

Commitments and contingencies                                               -

Stockholders' deficit:
     Common stock, $.001 par value, 50,000,000 shares
       authorized; 43,486,464 shares issued and outstanding            43,487
     Additional paid-in capital                                     6,238,700
     Accumulated deficit                                          (6,440,940)
                                                                -------------

                  Total stockholders' deficit                       (158,753)
                                                                -------------

                                                                $      58,105
                                                                -------------



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-3

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Operations
                                                        Years Ended December 31,
--------------------------------------------------------------------------------




                                                            2001         2000
                                                        ----------  ------------

Net sales                                               $        -  $  1,141,033
                                                        ----------  ------------

Costs and expenses:
     Cost of sales                                               -       812,870
     Selling, general and administrative                   566,959     1,681,128
     Research and development                                    -        45,320
     Write down of inventory                               129,204       125,000
                                                        ----------  ------------

                                                           696,163     2,664,318
                                                        ----------  ------------

         Loss from operations                            (696,163)   (1,523,285)

Gain on sale of subsidiary                                 225,000             -
Other income                                                 3,099        31,808
Interest expense                                           (7,500)       (8,874)
                                                        ----------  ------------

         Loss before income taxes                        (475,564)   (1,500,351)
                                                        ----------  ------------

Benefit from income taxes                                        -             -
                                                        ----------  ------------

         Net loss                                       $(475,564)  $(1,500,351)
                                                        ----------  ------------

Loss per common share-basic and diluted                 $    ($01)         (.09)
                                                        ----------  ------------

Weighted average common shares - basic and diluted      43,486,000    15,872,000
                                                        ----------  ------------





--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-4

                                                                   NOVAMED, INC.
                                  Consolidated Statement of Stockholders' Equity
                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                     Foreign     Stock
                                                         Additional  Currency   Subscrip-
                                     Common Stock         Paid-in   Translation  tion       Accumulated
                                  Shares      Amount      Capital   Adjustment Receivable     Deficit        Total
                                ----------   --------   ----------   --------  -----------  ------------   -----------

Balance at
January 1, 2000                 15,196,464     15,197    5,170,635      1,208    (440,000)   (4,465,025)       282,015

Issue Common Stock for:
  Cash                             320,000        320      143,680          -            -             -       144,000
  Services                      11,470,000     11,470      379,375          -            -             -       390,845
  Sale of foreign subsidiary
    to related party             1,350,000      1,350      503,670     (1,208)           -             -       503,812
  Settlement of accounts
    payable                      6,400,000      6,400      217,600          -            -             -       224,000


Collection of stock
  subscription receivable                -          -            -          -        9,990             -         9,990

Stock subscription
  receivable                     8,750,000      8,750      253,750          -    (262,500)             -             -

Net loss                                 -          -            -          -            -   (1,500,351)   (1,500,351)
                                ----------   --------   ----------   --------  -----------  ------------   -----------

Balance at
December 31, 2000               43,486,464     43,487    6,668,710   $           (692,510)   (5,965,376)        54,311

Services exchanged for
  subscriptions receivable               -          -            -          -      262,500             -       262,500

Write-off of subscription
  receivables                            -          -    (430,010)          -      430,010             -             -

Net Loss                                 -          -            -          -            -     (475,564)     (475,564)
                                ----------   --------   ----------   --------  -----------  ------------   -----------

Balance at
December 31,                    43,486,464   $ 43,487   $6,238,700   $         $         -  $(6,440,940)    $(158,753)

                                ----------   --------   ----------   --------  -----------  ------------   -----------



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-5

                                                                   NOVAMED, INC.
                                            Consolidated Statement of Cash Flows
                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                               2001           2000
                                                            ----------    ------------

Cash flows from operating activities:
     Net loss                                               $ (475,564    $(1,500,351)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                           17,924          40,327
         Stock subscriptions satisfied for services            262,500         390,845
         Gain on sale of subsidiary                          (225,000)               -
         Write down of inventory                               129,204         125,000
         (Increase) decrease in:
              Receivables                                            -         160,270
              Inventories                                            -         502,589
              Other assets                                           -          54,328
         Increase (decrease) in:
              Cash overdraft                                         -        (16,736)
              Accounts payable and accrued liabilities          79,191         106,499
                                                            ----------    ------------

                  Net cash used in
                  operating activities                       (211,745)       (137,229)
                                                            ----------    ------------

Cash flows from investing activities :
     Purchase of property and equipment                              -        (41,219)
     Proceeds from the sale of subsidiary                       10,000               -
                                                            ----------    ------------

                  Net cash provided by (used in)
                  investing activities                          10,000        (41,219)
                                                            ----------    ------------

Cash flows from financing activities:
     Proceeds from convertible debentures                      200,000               -
     Proceeds from note payable                                      -          20,000
     Issuance of common stock                                        -         144,000
     Collection of stock subscription receivable                     -           9,990
                                                            ----------    ------------

                  Net cash provided by
                  financing activities                         200,000         173,990
                                                            ----------    ------------

Net decrease in cash                                           (1,745)         (4,458)

Cash, beginning of year                                         11,779          16,237
                                                            ----------    ------------

Cash, end of year                                           $   10,034    $     11,779
                                                            ----------    ------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements
                                                                             F-6

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------






1.   Organization   The consolidated  financial  statements  consist of NovaMed,
     and            Inc. (formerly Conceptual Technologies, Inc.) and its wholly
     Presentation   owned subsidiaries.

                    On December 31, 2000 the Company sold its wholly owned subsidiary Novamedical Products, GmbH and issued 1,350,000 shares of the Company's common stock to a significant shareholder and former officer in exchange for ten dollars and the assumption of all Novamedical Products, GmbH net liabilities. After the sale of Novamedical Products, GmbH the Company has had no foreign operations or sales.

                    The Company was engaged primarily in the development, manufacture and sale of mammary prostheses products. The flagship product is NOVAGOLD, a pre-filled hydrogel textured single lumen breast implant that utilizes a unique water based filling material that is designed to be biocompatible. The ability of the Company to further sale, development, and manufacture this product is permanently impaired due to the Company's default on its Royalty Agreement for certain technology rights related to the development, manufacturing and sale of the pre-filled hydrogel textured single lumen breast, which rights have been terminated (See note 13).

                    Through the period ended December 31, 2000, the Company derived substantially all of its sales revenue from the sale of prosthesis products outside of North America. The Company has not yet obtained FDA approval for its product in the United States and must obtain that approval before domestic sales will be feasible.

                    Effectively On December 11, 2000, the Medical Device Agency ("MDA") of the British Department of Health issued a device alert in connection with the recall of the Company's NOVAGOLDTM breast implant product. The decision to issue a device alert was made after discussions with the Company's subsidiary, Novamedical Products GmbH, which voluntarily agreed to suspend any further shipment or sale of the NOVAGOLDTM product in Britain until such time as the MDA is satisfied that the Company has completed an "adequate" biological safety assessment of the Company's hydrogel filling material. The device alert did not advise that the NOVAGOLDTM breast implant was unsafe, rather the MDA's position is that the Company did not satisfy the European device regulations for selling breast implants.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization   The MDA device alert stated that the MDA had not  identified
     and            any definite risk associated with the NOVAGOLDTM implant and
     Presentation did not recommend explantation for the approximately 250 Continued patients in Britain. The device alert further provided that there  was  no  information  to  indicate  that  there  were specific  risks to women or their  children,  either  during
                    pregnancy  or  from  breast  feeding   associated  with  the
                    NOVAGOLDTM breast implant.

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


                    Due to the above-noted items, the Company was not able to generate any revenues in 2001. As of December 31, 2001 the Company had ceased attempts to resolve the MDA devise alert and renew the CE Mark application. The Company is considering the viability of continuing in the business of development, manufacture and sale of mammary prostheses product.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Going          At  December  31,  2001 the  Company  had a working  capital
     Concern        deficit,  an  accumulated  deficit and has  incurred  losses
                    since   inception  as  well  as  negative   cash  flow  from
                    operations.   Further,   the  License   Agreement  has  been
                    terminated  rendering  the  Company  unable to use  patented
                    technology  with  its  products.   These   conditions  raise
                    substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    The  Company's  ability to  continue  as a going  concern is subject to the obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these efforts.

3.   Significant    Principles of Consolidation
     Accounting     The consolidated  financial  statements include the accounts
     Policies       of the  Company,  and  its  wholly-owned  subsidiaries.  All significant intercompany balances and transactions have been eliminated.

                    Cash Equivalents
                    For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                    Inventories
                    Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method. During the year ended December 31, 2001 the Company determined that $129,204 its inventory was impaired based on the inability of the Company to sell its products and based on a default of license agreement ( See note 13).

                    Property and Equipment
                    Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment is determined using the straight-line method over the estimated useful lives of the assets which is approximately 4 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3.   Significant    Revenue Recognition
     Accounting     Revenue is recognized  when a valid  purchase order has been
     Policies       received,  product has been  shipped,  the selling  price is
     Continued      fixed or  determinable,  and  collectibility  is  reasonably assured.

                    Income Taxes
                    Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are not recognized unless it is more likely than not that the asset will be realized in future years.

                    Earnings Per Share
                    The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

                    The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options to purchase 550,000 shares of common stock at $1.30 per share were outstanding at December 31, 2000, but were not included in the diluted earnings per share calculation because their effect would have been antidilutive. There were no outstanding options as of December 31, 2001.

                    Concentration of Credit Risk
                    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade and note receivables. In the normal course of business, the Company provides on-going credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3.   Significant    Concentration of Credit Risk - Continued
     Accounting     The  Company  maintains  its cash in bank  deposit  accounts
     Policies       which, at times,  may exceed federally  insured limits.  The
     Continued      Company has not  experienced  any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                    Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                    Reclassifications
                    Certain amounts in the 2000 financial statements have been reclassified to conform with the current year presentation.

4.   Note           The  Company  has a note  receivable  of $15,000 due from an
     Receivable     individual,  with  interest at 6%, and due on or before July
                    2002.

5.   Property and   Property and equipment consist of the following:
     Equipment
                        Equipment and fixtures            $         71,694

                        Less accumulated
                        depreciation                              (38,623)
                                                          ----------------

                                                          $         33,071
                                                          ----------------

6.   Note Payable   The Company  has a note  payable of $20,000 due to an entity which is unsecured, non-interest bearing, and due on demand.

7.   Related Party  The  Company  incurred  consulting  expenses  of $24,000 and
     Transactions   $67,000  to an Officer of the  company  for the years  ended
                    December 31, 2001 and 2000, respectively.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7. Related Party During the year ended December 31, 2000 the Company leased a Transactions facility from a shareholder. The lease required monthly Continued payments of approximately $8,000. Rent expense for the year
                    ended   December   31,  2000  was   approximately   $80,000,
                    respectively.

8.   Income         The  provision  for income taxes is  different  than amounts
     Taxes          which would be provided by applying  the  statutory  federal income tax rate to loss before the provision for income taxes for the following reasons:


                                                               Years Ended
                                                               December 31,
                                                          ----------------------
                                                               2001       2000
                                                          ----------------------

                   Federal income tax benefit at
                   statutory rate                        $   161,000  $  510,000
                   Gain on sale of subsidiary                      -   (163,000)
                   Change in valuation allowance           (161,000)   (347,000)
                                                          ----------------------

                                                          $        -  $        -
                                                          ----------------------



                    Deferred tax assets (liabilities) are comprised of the following:


                    Net operating loss carryforward        $       1,431,000
                    Impairment on Inventory                           86,000
                    Valuation allowance                          (1,517,000)
                                                           -----------------

                                                           $               -
                                                           -----------------


                    A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.


                    At December 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $4,208,000, which begins to expire in 2010. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. The change in ownership of the Company may reduce the amount of loss allowable.



--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Supplemental   During  the  year  ended   December  31,  2001  the  Company
     Cash Flow determined that $430,010 of its stock subscriptions Information receivable were uncollectible and determined not to cancel the related issued shares. Accordingly $430,000 has been off-set to additional paid-in-capital.


                    During the year ended December 31, 2001 the Company sold to an individual a wholly-owned subsidiary which was formed in 2001. The company had no cost basis in the subsidiary and sold the subsidiary for a gain of $225,000 as follows:


                    Cash                                   $    10,000
                    Note receivable                             15,000
                    Assignment of convertible debentures       200,000
                                                           -----------

                    Gain on sale of minority interest      $   225,000
                                                           -----------



                    On December 31, 2000 the Company sold its foreign wholly owned subsidiary, Novamedical Products GmbH, and issued 1,350,000 of the Company's common stock to a stockholder and former officer in exchange for ten dollars and assumption of all Novamedical Products GmbH net liabilities as follows:


                    Receivables                        $        (71,931)
                    Inventories                                  (1,075)
                    Property and equipment, net                 (26,677)
                    Other assets                                 (4,980)
                    Cash overdraft                                23,479
                    Payables                                     584,854
                    Issuance 1,350,000 Novamed, Inc.
                     common shares                                 1,350
                    Foreign currency adjustment, net             (1,208)
                                                       -----------------

                    Gain on sale to related party      $         503,812
                                                       -----------------



                    During the year ended December 31, 2000 the Company issued 6,400,000 of its common shares for settlement of $224,000 of accounts payable.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental   During the year ended  December 31, 2000 the Company  issued
     Cash Flow      common stock for stock subscription receivables of $262,500.
     Information
     Continued

                    During the years ended December 31, 2001 and 2000, the Company paid interest of $800 and $9,000, respectively. The Company did not pay any income taxes in 2001 or 2000.

10. Stock Options During the year ended December 31, 1999 the Company and Warrants established a stock option plan (the Plan), which allowed a maximum of 1,315,000  options be granted to purchase  common stock at  prices  generally  not less  than the fair  market value of common stock at the date of grant.  Under the Plan,
                    grants  of  options  may  be  made  to  selected   officers,
                    employees   and   non-employees   without   regard   to  any
                    performance   measures.   The  options  may  be  immediately
                    exercisable or may vest over time as determined by the Board of Directors.


                    Information regarding the stock options and warrants is summarized below:


                                                                       Weighted
                                                                        Average
                                                          Number of    Exercise
                                                           Options       Price
                                                           -------------------

                    Outstanding at January 1, 2000            500,000    $1.30
                    Granted                                   370,000      .45
                    Exercised                                (320,000)     .45
                                                           -------------------

                    Outstanding at December 31, 2000          550,000     1.22
                    Granted                                        -
                    Expired                                  (550,000)    1.22
                                                           -------------------

                    Outstanding at December 31, 2001       $             $   -
                                                           -------------------




--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10. Stock Options The Company has adopted the disclosure only provisions of and Warrants Statement of Financial Accounting Standards (SFAS) No. 123, Continued "Accounting for Stock-Based Compensation." Accordingly, no
                    compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                         Years Ended
                                                         December 31,
                                                   -------------------------
                                                       2001         2000
                                                   -------------------------

                    Net loss - as reported         $ (475,564  $ (1,500,351)
                    Net loss - pro forma           $ (475,564  $ (1,675,768)
                    Loss per share - as reported   $     (.$1)         (.09)
                    Loss per share - pro forma     $     (.$1)         (.11)
                                                   -------------------------

                    The fair value of each option grant During the ended December 31, 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                    Expected dividend yield                 $              -
                    Expected stock price volatility                     381%
                    Risk-free interest rate                               7%
                    Expected life of options                          1 year
                                                          ------------------

                    The weighted average fair value of options granted during 2000, was $.47

                    As of December 31, 2001, there were no options or warrants to purchase common stock outstanding.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11. Gain On Sale During the year ended December 31, 2001 the Company sold to Of Subsidiary an individual a wholly-owned subsidiary which was formed in
                    2001. The company had no cost basis in the subsidiary which it sold for a gain of $225,000. In exchange for the subsidiary, the Company assigned $200,000 of convertible debentures, received $10,000 cash and obtained a note receivable for $15,000 which bears interest at 6% and is due on or before July 1, 2002. The note receiveable was paid in February 2002.

12. Disposal of On December 31, 2000, the Company sold its wholly owned Subsidiary foreign subsidiary Novamedical Products GmbH to an officer and shareholder of the Company. The Company realized a net contribution to its equity of $503,812 from the sale by issuing 1,350,000 shares of the Company's common shares in exchange for the extinguishment of net liabilities of $505,162.

                    Royalty Agreement
13.  Commitments    The  Company  had a license  agreement  which  assigned  the
     and            intellectual property,  technology and patent rights used in
     Contingencies  and around manufacturing  breast implants.  The term of this
                    license  was   perpetual   and  allowed  for  the  worldwide
                    exclusive rights to manufacture and market the product. As part of this agreement, the Company agreed to pay a royalty equal to 5% of net revenue of the product and a minimum royalty payment of $21,000 for each six month period beginning May 1, 2001. During the year ended December 31,
                    2001 the Company was in default of the agreement from not remitting minimum royalty payments as required by the agreement and the Company's rights to the technology were terminated. The termination of these rights prohibits sales of the Company's traditional product which accounts for substantially all product sales in 2000 and preceding years.
                    During the years ended December 31, 2001 and 2000, the Company had royalty expense relating to this agreement of approximately $42,000 and $53,000, respectively. At December
                    31, 2001 the Company had accrued royalty expense of $42,000.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

                    Operating Lease
13. Commitments    The  Company's  wholly  owned  subsidiary   NovaMed  Medical
    and             Products  Manufacturing,  Inc.,  leased a  facility  under a
    Contingencies   non-cancelable  operating  lease which expires January 2004.
    Continued       Rental expense incurred under this lease for the years ended
                    December 31, 2001 and 2000 totaled approximately $80,000 and
                    $58,000, respectively At December 31, 2001 the Company was in default of its lease payments and had been evicted from the facility. Under the lease obligation the Company may be liable for future minimum lease payments for the residue of the stated term less the fair rental value of the leased facility taking into account the time and expenses necessary for the leassor, to re-let the facility. Minium lease payments for which the Company was obligated according to the agreement at December 31, 2001 for this operating lease is as follows:

                    Year                                      Amount
                                                         -----------------

                      2002                               $          62,000
                      2003                                          62,000
                      2004                                           5,200
                                                         -----------------

                    Total future minimum lease payments  $         129,200
                                                         -----------------

                    Operating Lease- Continued
                    At December 31, 2001 the Company had recorded a liability related to this lease of $28,856 which is included in accounts payable.

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



--------------------------------------------------------------------------------

                                                                  NOVAMED, INC.
                                     Notes to Consolidated Financial Statements
                                                                      Continued
--------------------------------------------------------------------------------


14. Fair Value of The Company's financial instruments consist of cash, a note Financial receivable, payables, and a notes payable. The carrying Instruments amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

15.  Recent         In August 2001,  the Financial  Accounting  Standards  Board
     Accounting issued Statement of Financial Accounting Standards No. 144 Pronounce- "Accounting for the Impairment of Long-Lived Assets". This
     ments          Statement addresses  financial  accounting and reporting for the  impairment  of  long-lived  assets  and for  long-lived assets to be disposed  of. This  Statement  supercedes  FASB
                    Statement 121 and APB Opinion No. 30. This Statement retains certain  fundamental  provisions of Statement  121,  namely;
                    recognition  and measurement of the impairment of long-lived assets to be held and used,  and  measurement  of long-lived assets to be disposed of by sale. The Statement also retains
                    the  requirement  of  Opinion  30  to  report   discontinued
                    operations  separately  from  continuing  operations.   This
                    Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary.
                    The provisions of this statement are effective for financial statements issued for fiscal years beginning after December
                    15, 2001.


--------------------------------------------------------------------------------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


15.  Recent         In June  2001,  the  Financial  Accounting  Standards  Board
     Accounting issued Statement of Financial Accounting Standards No. 143, Pronounce- "Accounting for Asset Retirement Obligations". This
     ments          Statement addresses  financial  accounting and reporting for
     Continued      obligations  associated  with  the  retirement  of  tangible long-lived assets and the associated asset retirement costs.
                    This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                    Statement addresses financial accounting and reporting for the disposal of long- lived assets

                    Management does not expect the adoption of SFAS No. 144 or 143 to have a significant impact on the financial position or results of operations of the Company.In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141)and No. 142 "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. Management does not expect the adoption of SFAS No. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

                    SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM  9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS

The officers and directors of the Company as of December 31, 2001 are as follows:

          Name                   Age     Position

     Ruairidh Campbell           39      president and director

Ruairidh Campbell has lead the Company since his appointment as president in 1995. He estimates that he will spend approximately 20 percent of his time, approximately 10 hours per week, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: InvestNet, Inc., a company involved in exploration for precious metals in British Columbia, Canada from March 2000 to present, Allied Resources Inc., a Canadian based oil and gas development company from June 1998 to present, EnterNet, Inc., a wholesale distributor of vitamins through the Internet from March 2000 to July 2001, and Canadian Metals Exploration Ltd., formally known as Bren-Mar Minerals, Ltd., a Canadian mineral resource development company from 1995 to June 2001. Mr. Campbell is also the president and sole director of Aswan Investments, Inc., Cairo Acquisitions, Inc. and Alexandria Holdings, Inc., three shell companies that are fully reporting under the Exchange Act of 1934.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of three individuals or entities who during the transitional period ended December 31, 2001 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Dr. Aydin Dogan - Dr. Dogan was appointed to the board of directors in 1998. He resigned from the board of directors and as an officer on December 18, 2000. Further, Dr. Dogan owns 8,245,000 or 18.96% of the Company's common stock. Dr. Dogan failed to file a Form 3 in a timely manner. Dr. Dogan further failed to file a Form 5 for the year ended December 31, 2001. Dr. Robert Ersek - Dr. Ersek and his wholly owned corporation, Graeco II, Ltd. own 8,810,000 or 20.26% of the Company's common stock. Dr. Ersek failed to file a Form 3 in a timely manner. Dr. Ersek further failed to file a Form 5 for the year ended December 31, 2001.

Art Beisang - Mr. Beisang and his wholly owned corporation, AAB Corporation own 8,750,000 or 20.12%. Dr. Ersek failed to file a Form 3 in a timely manner. Dr. Ersek further failed to file a Form 5 for the year ended December 31, 2001.

ITEM  10.       EXECUTIVE COMPENSATION

The following table provides summary information for the years 2001, 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.


                                             SUMMARY COMPENSATION TABLE

                      Annual Compensation                         Long Term Compensation
                                                               Awards                 Payout
                                                   Restricted     Securities
Name and                             Other Annual   Stock         Underlying      LTIP        All Other
Principal    Year    Salary   Bonus  Compensation  Award(s)       Options/       payouts    Compensation

Position     ($)      ($)      ($)       ($)         ($)           SARs(#)        ($)           ($)


Ruairidh     2001     24,000    -         -            -              -            -
Campbell     2000     67,000    -         -        2,000,000       30,0001         -
President    1999    120,000    -         -                        55,0002         -            -

Dr. Aydin,
President of 2001          -    -         -            -              -            -            -
NovaMedical  1999     80,000    -         -            -           20,0003   -     -
Products     1998    160-000    -         -                       100,0004    -    -
GmbH

Compensation of Directors

The Company's director is not currently compensated for their services as directors of the Company.

1 Shares under option at $0.45 a share expired as of March 2001 2 Shares under option at $1.30 a share expired as of March 2001 3 Shares under option at $0.45 a share expired as of March 2001 4 Shares under option at $1.30 a share expired as of March 2001

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of April 15, 2002, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


  Title of Class             Name and Address of                 Amount and nature of        Percent of Class
                            Beneficial Ownership                 Beneficial Ownership
-------------------  ----------------------------------- -------------------------------- -----------------------
      Common                  Ruairidh Campbell                        2,150,000                   4.9%
       Stock                600 Westwood Terrace
                             Austin, Texas 78746
      Common                   Dr. Aydin Dogan                         8,245,000                   18.9%
       Stock               3 Heinestrasse D-40789
                              Monheim, Germany
      Common                   Graeco II, Ltd.                         8,810,000                  20.0%*
       Stock              630 West 34th Street #201
                             Austin, Texas 78705

      Common                   AAB Corporation                         8,750,000                  20.1%**
       Stock                5009 White Bear Lake
                               Minnesota 55110

      Common             All Executive Officers and                    2,150,000                   4.9%
       Stock                Directors as a Group


* Dr. Robert Ersek is the legal and beneficial owner of Greaco II, Ltd. ** Art Beisang is the legal and beneficial owner of AAB Corporation.

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed no Form 8K's during the last quarter of the period covered by this Form 10-KSB.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                    SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2002


NovaMed, Inc.


         /s/    Ruairidh Campbell
---------------------------------------------
Ruairidh Campbell, President/CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                       Date
    /s/ Ruairidh Campbell            President and Director       April 15, 2002
--------------------------
 Ruairidh Campbell

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

Material
Contracts

10(i)             *          Stock Purchase and Sale Agreement between Conceptual Technologies, Inc. and
                             NovaMed Medical Products Incorporated, dated February 25, 1998, pursuant to which the Company acquired all its current operations (incorporated herein by reference from Exhibit 6(i) of the Company's Form 10SB12G/A as filed with the Securities and Exchange Commission on November 29, 1999).

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

10(ix)            *          Stock Option Agreement between the Company and Dr. Aydin Dogan, dated
                             February 29, 2000, granting him the option to purchase 20,000 shares of the
                             Company for $0.45 a share (incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Securities and Exchange Commission on May 21,
                             2001).

10(x)             *          Stock Option Agreement between the Company and Dr. Howard Bellin, dated
                             February 29, 2000, granting him the option to purchase 20,000 shares of the
                             Company for $0.45 a share (incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Securities and Exchange Commission on May 21,
                             2001).

10(xi)            *          Stock Option Agreement between the Company and Ruairidh Campbell, dated
                             February 29, 2000, granting him the option to purchase 30,000 shares of the
                             Company for $0.45 a share (incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Securities and Exchange Commission on May 21,
                             2001).


10(xii)           *          Stock Option Agreement between the Company and Dr. Franz Schain, dated
                             February 29, 2000, granting him the option to purchase 300,000 shares of the
                             Company for $0.45 a share (incorporated herein by reference to the Company's
                             Form 10-KSB filed with the Securities and Exchange Commission on May 21,
                             2001).

10(xiii)          *          License Agreement between the Company and AAB Corp. Ltd. and Greaco II
                             Ltd. ("Inventors") dated December 27, 2000 for the use of patented technology in the manufacture of the Company's products (incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange
                             Commission on May 21, 2001).

10(xiv)           *          Agreement for the Issuance, Sale and Purchase of NovaMed Common Stock
                             between the Company and AAB Corp. and Greaco II, Ltd. dated December 29,
                             2001 for the issuance of a combined total of 17,500,000 shares to the Inventors as a means to induce them to enter into a new license agreement, settle debt owed on royalties and pre-pay royalty payments (incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and
                             Exchange Commission on May 21, 2001).

10(xv)            *          Agreement for Accord and Satisfaction between the Company and Dr. Aydin
                             Dogan dated December 31, 2000 for the issuance of 6,400,000 shares to settle obligations Dr. Dogan had against the Company and settle obligations the
                             Company had against Dr. Dogan pursuant to a promissory note (incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on May 21, 2001).

10(xvi)           *          Stock Purchase and Sale Agreement between the Company and Dr. Aydin
                             Dogan dated December 31, 2000 to effect the sale of Novamedical Products
                             GmbH to Dr. Dogan, the terms of which included the issuance of 1,350,000 shares of common stock to settle creditors of Novamedical Products GmbH
                             (incorporated herein by reference to the Company's Form 10-KSB filed with the
                             Securities and Exchange Commission on May 21, 2001).

10(xvii)                     *      Stock Sale Agreement between the Company and John Olson dated December
                                    17, 2001 to effect the sale of the Company's interest in a former subsidiary
                                    (incorporated herein by reference to the Company's Form 8-K filed with the
                                    Securities and Exchange Commission on March 4, 2002).

         * Incorporated by reference from previous filings of the Company.