Form 10QSB
period 2002-03-31
NOVAMED INC
filed 2002-06-07
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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


                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582 9609
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  XX                    No
                             ----                     -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 31, 2002 was 869,858

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............5


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                                                   NOVAMED, INC.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------





                                                                            Page

Consolidated balance sheet at March 31, 2002 (unaudited)                    F-1



Consolidated statement of operations for three months
ended March 31, 2002 and 2001 (unaudited)                                   F-2



Consolidated statement of cash flows for the three months
ended March 31, 2002 and 2001 (unaudited)                                   F-3



Notes to consolidated financial statements                                   F-4

                                                                   NOVAMED, INC.
                                                      Consolidated Balance Sheet

                                                      March 31, 2002 (Unaudited)
--------------------------------------------------------------------------------



Assets

Current assets:
           Cash                                                            $      19,982
                                                                           -------------

                  Current assets                                                  19,982

Property and equipment, net                                                       28,590
                                                                           -------------

                      Total assets                                         $      48,572
                                                                           -------------

                                                                           -------------

                                                                           -------------
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
           Accounts payable and accrued liabilities                        $     144,357
           Accrued royalty payments                                               42,000
           Accrued payroll taxes and related items                                 5,144
           Notes payable                                                          20,000
                                                                           -------------

                           Total current liabilities                             211,501
                                                                           -------------


Stockholders' equity (deficit):
      Common stock, par value $.001 per share; authorized 50,000,000
           shares, issued and outstanding 869,858 shares                             870
      Additional paid-in capital                                               6,281,317
      Accumulated deficit                                                     (6,445,116)
                                                                           -------------

           Total stockholders' equity (deficit)                                 (162,929)
                                                                           -------------

                  Total liabilities and stockholders' equity (deficit)     $      48,572
                                                                           -------------


                                                                   NOVAMED, INC.
                                            Consolidated Statement of Operations

--------------------------------------------------------------------------------





                                                                                       Cumulative
                                                                                      Amounts since
                                                                                      inception of
                                                            Three Months Ended        Development
                                                                 March 31,                Stage
                                                               (Unaudited)          (January 1, 2002)
                                                       ---------------------------    ------------

                                                           2002           2001
                                                       ----------   --------------

Net sales                                              $        -   $            -    $          -
                                                       ----------   --------------    ------------

Costs and expenses:
  Cost of sales/manufacturing                                 330            8,306             330
  Selling, general and administrative                      10,607          340,398          10,607
  Research and development                                      -                -               -
                                                       ----------   --------------    ------------

                                                           10,937          348,704          10,937
                                                       ----------   --------------    ------------

Loss before income taxes and extraordinary items         (10,937)        (348,704)        (10,937)

Extraordinary items
      Gain on settlement of accrued interest                6,761                -           6,761
                                                       ----------   --------------    ------------

Loss before income taxes                                  (4,176)        (348,704)         (4,176)

Provision for income taxes                                      -                -               -
                                                       ----------   --------------    ------------

      Net loss                                         $  (4,176)   $    (348,704)    $    (4,176)
                                                       ----------   --------------    ------------

Loss per common share - basic and diluted              $     0.00   $       (0.40)
                                                       ----------   --------------

Weighted average common shares - basic and                869,858          869,858
diluted
                                                       ----------   --------------


                                                                   NOVAMED, INC.
                                            Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------



                                                               Three Months Ended        Cumulative
                                                                    March 31,              Amounts
                                                                  (Unaudited)           since inception
                                                                                        of Development
                                                                                           Stage
                                                                                      (January 1, 2002)
                                                             ------------------------  -----------

                                                                 2002         2001
                                                             ---------- -------------  -----------
Cash flows from operating activities:
      Net loss                                               $ (4,176)  $   (348,704)  $   (4,176)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                            4,481              -        4,481
          Gain on settlement of accrued interest               (6,761)              -      (6,761)
         Stock issued for royalties and license fees                 -        262,500            -
         (Increase) decrease in:
              Receivables                                       15,000              -       15,000
         Increase (decrease) in:
              Accounts payable and accrued liabilities           1,404       (16,732)        1,404
                                                             ---------  -------------  -----------

Net cash provided by (used in) operating activities              9,948      (102,936)        9,948
                                                             ---------  -------------  -----------


Cash flows from investing activities:                                -              -            -
                                                             ---------  -------------  -----------


Cash flows from financing activities:
      Issuance of convertible debentures                             -        100,000            -
                                                             ---------  -------------  -----------

Net cash provided by financing activities                            -        100,000            -
                                                             ---------  -------------  -----------


Net increase (decrease) in cash                                  9,948        (2,936)        9,948

Cash, beginning of period                                       10,034         11,779       10,034
                                                             ---------  -------------  -----------

Cash, end of period                                          $  19,982  $       8,843  $    19,982
                                                             ---------  -------------  -----------

                                                                   NOVAMED, INC.
                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of NovaMed, Inc. and NovaMed Manufacturing, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations and cash flows for the three months March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 2002 and 2001, respectively.

(3) On May 7, 2002, subsequent to the end of the period, Novamed effected a 1 for 50 reverse stock split. The number of shares issued and outstanding before the split was 43,486,464 shares and after the split, taking into account slight rounding differences, the number outstanding was 869,858 shares. Presented financial statements reflect retroactive adjustments for the reverse split.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products that were used in primary augmentations, revisions, or reconstructive procedures.

The Company manufactured and marketed two different pre-filled single lumen mammary prostheses (breast implants), the NOVAGOLDTM and the NOVASALINETM . These products were designed to address the safety concerns associated with silicone gel-filled implants, as voiced by the FDA's decision in April of 1992 which mandated that silicone gel implants would thereafter only be available under controlled clinical studies. Both products were used for routine cosmetic breast augmentation and for breast reconstruction following either subcutaneous or modified radical mastectomy. The Company has realized no sales revenues since October of 2000, due to the prohibition placed on the sale of the Company's products and the default on the License Agreement related to the Company's use of patented technology in its products.

Since the Company was not able to generate any revenues in 2001 it is now considering the viability of continuing in the business of developing, manufacturing and marketing breast implant products. While considering the viability of its breast implant business, management is also considering other business opportunities either through merger or acquisition that might create value for our shareholders.

Results of Operations

Net sales were $0 for the three months ended March 31, 2002, compared to $0 for the comparable period in 2001. The lack of sales was due to having no significant operations.

Cost of Sales

Cost of sales were $330 for the three months ended on March 31, 2002, compared to $8,036 for the comparable period in 2001, a decrease of 95% for the three month period ended March 31, 2001. The decrease in cost of sales was a result of no significant operations in the period.

Losses

The Company recorded net losses of $4,176 for the three months ended March 31, 2002, compared to $348,704 for the comparable period in 2001, an decrease of 99% for the three month period ended March 31, 2001. The decrease was the result of no significant operations coupled with a lack of expenses relating to the elimination of the German subsidiary and buyout of the license fees and royalties relating to that subsidiary.

The Company expects to continue to incur losses at least through fiscal 2002 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses were $10,607 for the three months ended March 31, 2002 as compared to $340,398 for the comparable period in 2001, a decrease of 97% from the three month period ending March 31, 2001. The decrease in selling, general and administrative costs was the result of no significant operations and the lack of costs that were associated with the operation of the Company's former German subsidiary.

Capital Expenditures

The Company expended no amounts on capital expenditures for the quarterly period ending March 31, 2002.

Capital Resources and Liquidity

The Company had current assets of $19,982 and total assets of $48,572 as of the quarterly period ending March 31, 2002. These assets consist of cash on hand of $19,982 and equipment, net of depreciation, of $25,590. Stockholders' deficit in the Company was $162,929 at March 31, 2002.

Cash flow provided by operating activities was $9,948 for the three months ending March 31, 2002 compared to cash flow used in operating activities of $102,936 for three months ended March 31, 2001. The increase in cash flows from operations for the three months ended March 31, 2002, was the result of a significant drop in losses, mentioned above, coupled with the receipt of receivables and a lack of royalty payments.

The Company has a working capital deficit of $191,519 on March 31, 2002. The Company's plan for liquidity resources include delaying payments on accounts payable and debts by renegotiated terms, obtaining equity or debt financing and selling assets of the Company. Management can provide no assurance that these efforts will be successful. The Company believes that its owners, affiliates and consultants will provide sufficient additional capital to continue operations through debt or equity financing, though the Company can provide no assurance that this assumption can be realized if necessary.

The Company has no intention of conducting any research or development until such time as resolution is reached in connection with the viability of its breast implant business or another business opportunity is acquired through merger or acquisition.

The Company currently has no employees and does not believe that employees will be added until such time as funding is obtained for its breast implant business or another business opportunity is pursued.

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern on their report dated April 10, 2002, for the period ended December 31, 2001, as a result of accumulated deficits. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                                     PART II

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the period ended March 31, 2002.

          1. The Company reported on March 1, 2002 on Form 8-K that it had entered into a Stock Sale Agreement ("Agreement") for the sale of 450,000 shares of Cryogenic Laboratories Incorporated to Mr. John Olson, in exchange for $25,000 and Mr. Olson's assumption of liabilities, including principal and interest amounting to over $200,000 in the form of debentures. On February 27, 2002, the Company acknowledged the receipt of the $25,000 and the written agreement of the debenture holders to the assignment of all liabilities attached thereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of June 2002.




NOVAMED, INC.

  /s/ Ruairidh Campbell
-----------------------------------------------
Ruairidh Campbell                                       June 6, 2002
President, Chief Executive Officer and Director

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