Form 10QSB
period 2002-06-30
NOVAMED INC
filed 2002-08-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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





                 1403 East 900 South, Salt Lake City, Utah 84105
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 582 9609
                          -----------------------------
                           (Issuer's telephone number)


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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2002 was 869,858.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS......................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................4


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  . 6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................6

SIGNATURES.........................................................7

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  . 7

INDEX TO EXHIBITS..................................................8











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                      NOVAMED, Inc.
                                           Unaudited Consolidated Balance Sheet
                                                   As of June 30, 2002

                                                                                                       June 30, 2002
                                                                                                        (unaudited)
                                                                                                  ------------------------

ASSETS
      Cash                                                                                     $                    10,757
                                                                                                  ------------------------

      AssetsCurrent Assets                                                                                          10,757

TOTAL ASSETS                                                                                                        10,757

                                                                                                  ------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts payable and accrued liabilities                                     $                   120,585
                  Notes payable                                                                                     20,000
                                                                                                  ------------------------
            Total Current Liabilities

                Total Current Liabilities                                                                          140,585


      Stockholders' equity
            Common stock, $.01 par value, 50,000,000 shares authorized;
                 869,858 shares issued and outstanding June 30, 2002                                                   870
            Additional paid in capital                                                                           6,281,317
            Accumulated deficit                                                                                (6,412,015)
                                                                                                  ------------------------

                 Total stockholders' equity                                                                      (129,828)
                                                                                                  ------------------------

TOTAL LIABILITIES AND EQUITY                                                                   $                    10,757
                                                                                                  ------------------------

                                                                                                  ------------------------




               The accompaning notes are an integral part of these
                             financial statements.

                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Operations
                   For the Three and Six Months Ended June 30,
                  2002 and 2001, and since the inception of the
                      Development Stage on January 1, 2002

                                                                                                                     Cumulative
                                                                                                                       Amounts
                                                                                                                    since inception
                                                                                                                    of Development
                                                                                                                        Stage
                                                           Three Months Ended              Six Months Ended         (January 1,
                                                                 June 30,                       June 30,               2002)
                                                                                                                   ---------------
                                                            2002          2001            2002           2001
                                                       -------------  ------------    ------------  -------------  ---------------

Net Sales                                            $             -  $          -    $         -   $          -  $              -

Costs and expenses:
           Cost of sales/manufacturing                             -        20,130             330         28,436              330
           Selling, general and administrative                14,050        50,357          24,657        390,755           24,657
                                                       -------------  ------------    ------------  -------------  ---------------
Total costs and expenses                                      14,050        70,487          24,987        419,191           24,987

Net Income (Loss) from operations                    $      (14,050)  $   (70,487)    $    (24,987) $    (419,191)$        (24,987)

                                                       -------------  ------------    ------------  -------------  ---------------

Extraordinary items
           Gain on settlement of accrued interest                  -             -           6,761              -            6,761
           Gain on settlement of debt in exchange
           for manufacturing equipment                        47,151             -          47,151              -           47,151
                                                       -------------  ------------    ------------  -------------  ---------------

Net Income (Loss) before Income taxes                         33,101      (70,487)          28,925      (419,191)           28,925

Provision for income taxes                                         -             -               -              -                -

Net Income (Loss)                                    $        33,101  $     (70,487)  $     28,925  $   (419,191) $          28,925
                                                       -------------  ------------    ------------  -------------  ---------------

Loss per common share-basic and diluted              $          0.04  $      (0.08)   $       0.03  $      (0.48)$

                                                       -------------  ------------    ------------  -------------

Weighted average common shares - basic and
diluted                                                      869,900       869,900         869,900        869,900

                                                       =============  ============    ============  =============




    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, Inc.
                 Unaudited Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 2002 and 2001


                                                                                                                      Cumulative
                                                                                                                        Amounts
                                                                                                                    since inception
                                                                                                                    of Development
                                                                                   Six Months Ended                      Stage
                                                                                       June 30,                    (January 1, 2002)
                                                                                                                   -----------------
                                                                                  2002               2001
                                                                              ------------      -------------      -----------------

                                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                $       28,925    $     (419,191)   $             28,925
    Adjustments to reconcile net loss to net cash provided by (used
    in) operations:
       Depreciation                                                                  4,481              8,692                  4,481
       Gain on settlement of accrued interest                                      (6,761)                  -                (6,761)
       Gain on disposition of assets and debt settlement                          (47,151)                  -               (47,151)
       Stock issued for royalties and license fees                                       -            262,500                      -
       (Increase) decrease in:
             Receivables                                                            15,000                  -                 15,000
       Increase (decrease) in:
             Accounts payable and accrued expenses                                   6,229            (8,302)                  6,229
                                                                              ------------      -------------      -----------------
    Net cash provided by (used in ) Operating Activities                               723          (156,031)                    723
                                                                              ------------      -------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                                         -                  -                      -
                                                                              ------------      -------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible debentures                                                   -            150,000                      -
    Issuance of common stock                                                             -                  -                      -
                                                                              ------------      ------------- ---  -----------------
Net cash provided by Financing Activities                                                -            150,000                      -

NET CASH INCREASE (DECREASE) FOR PERIOD                                                723            (6,031)                    723

CASH, BEGINNING OF PERIOD                                                           10,034             11,779                 10,034

CASH, END OF PERIOD                                                         $       10,757    $         5,748   $             10,757
                                                                              ============      =============      =================


    The accompanying notes are an integral part of these financial statements

                                  NOVAMED, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002


1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements filed on Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Changes in securities and stock splits

The Company effected a reverse 1 for 50 stock split on May 7, 2002. The action was approved by holders of 61% of the shares issued and outstanding on April 26, 2002 by consent resolution in lieu of a special shareholders meeting. All partial shares were rounded up to the nearest share. Prior to the reverse split, there were 43,486,464 shares outstanding and after the split there were 869,858 shares outstanding. All per share amounts have been retroactively adjusted to reflect this reverse split. For more information see the Company's Form 8-K filed with the Commission on May 21, 2002.

3.  Disposition of Assets and Debt Settlement

The Company disposed of all its fixed assets through an Assets Sale and Assignment of Liabilities Agreement with Kingsley Corporation ("Kingsley") through which Kingsley acquired all of the Company's manufacturing equipment and patents in exchange for the assumuption of $75,741 of the Company's liabilities. In conjunction with this transaction, the Company booked an extraordinary gain on the settlement of debt and disposition of assets in the amount of $47,151.

4.  Additional footnotes included by reference

Except as indicated in notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2002. Therefore, those notes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statement

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

The Company was a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products. Due to an inability to obtain funding or generate revenues, the Company made the decision to abandon the breast implant business during the current quarter. The Company's remaining assets were sold to relieve some of its outstanding liabilities and the process of seeking out new business opportunities was undertaken.

The Company's plan of operation for the remainder of the year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Results of Operations

Net sales were $0 for the three and six months ended June 30, 2002, compared to $0 for the comparable periods in 2001. The lack of sales was due to having no significant operations.

Cost of Sales

Cost of sales were $330 for the six months ended on June 30, 2002, compared to $28,436 for the comparable period in 2001. The decrease in cost of sales was a result of no significant operations in the period.

Gains and Losses

The Company recorded a net income of $33,101 for the three months ended June 30, 2002, compared to a net loss of $70,487 for the comparable period in 2001. The Company recorded net income of $28,925 for the six months ended June 30, 2002 compared to a net loss of $419,191 for the comparable period in 2001. The change is due to the reduction of operations in 2002 and the sale of the Company's operating assets in the settlement of debts.

The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses were $24,657 for the six months ended June 30, 2002 as compared to $390,755 for the comparable period in 2001. The decrease in selling, general and administrative costs was the result of no significant operations

Capital Expenditures

The Company expended no amounts on capital expenditures for the quarterly period ending June 30, 2002, and in fact disposed of essentially all of its capital assets during the quarter in assets sale and assignment of debt agreement. (For more information regarding this transaction see the Company's Form 8-K filed with the SEC on June 18, 2002).

Capital Resources and Liquidity

The Company had current and total assets of $10,757 as of the six month period ending June 30, 2002. These assets consisted of cash on hand of $10,757. Stockholders' deficit in the Company was $129,828 at June 30, 2002.

Cash flow provided by operating activities was $723 for the six months ending June 30, 2002, compared to cash flow used in operating activities of $156,031 for six months ended June 30, 2001. The decrease in cash flows used in operations for the six months ended June 30, 2002, was the result of a significant reduction in operations, coupled with the receipt of receivables and a lack of royalty payments.

The Company has a working capital deficit of $129,828 on June 30, 2002. The Company's plan for liquidity resources include delaying payments on accounts payable and debts by renegotiated terms, and obtaining equity or debt financing. Management can provide no assurance that these efforts will be successful. The Company believes that its owners, affiliates and consultants will provide sufficient additional capital to continue operations through debt or equity financing, though the Company can provide no assurance that this assumption can be realized if necessary.

The Company has no intention of conducting any research or development until such time as a new business opportunity is identified and acquired.

The Company currently has no employees and does not believe that employees will be added until such time as another business opportunity is identified and acquired.

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

                                                        PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders was held on April 26, 2002 to consider a reverse split of the Company's common shares on a one for five (1-5) basis. The proposal was adopted by 26,725,000 pre-reverse shares or approximately a majority of 61% of the Company's then issued and outstanding shares. The shareholder action did not involve the election of directors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter covered by this report. They are as follows:

                  1.) A Form 8-K was filed with the Commission on May 21, 2002 detailing the 1 for 50 reverse stock split.

                  2.) A Form 8-K was filed with the Commission on June 18, 2002 reflecting the assets disposition and debt settlement agreement with Kingsley and the Company, wherein the Company disposed of essentially all its property and equipment in exchange for Kingsley's assumption of $71,065 of the Company's liabilities.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 14th day of August, 2002.




NOVAMED, INC.

/s/ Ruairidh Campbell
------------------------------
Ruairidh Campbell                                       August 14, 2002
President, Chief Financial Officer and Director



                                  CERTIFICATION

In connection with the accompanying Form 10Q of NovaMed, Inc. for the quarter ended June 30, 2002, the following sole officer of NovaMed, Inc. does hereby certify that, to the best of their knowledge and belief:

1.
 Said Form 10Q fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act of 1934; and

2.
 The information contained in said Form 10Q fairly presents, in all material respects, the financial condition and results of NovaMed, Inc.



     -/s/ Ruairidh Campbell---------------
     Ruairidh Campbell
     President, Chief Financial Officer and Director

                                INDEX TO EXHIBITS


EXHIBIT PAGE
NO.     NO.       DESCRIPTION

3(i)    *    Articles of Incorporation of the Company formerly known as
             Conceptual Technologies,  Inc., a  Nevada  corporation dated
             November 26, 1996.(Incorporated herein by reference to the Company's Form 10SB/A-1 filed on November 2, 1999 as exhibit 2(i)).

3(ii)   *    By-laws of the Company adopted on November
             12, 1996.(Incorporated herein by reference to the Company's Form 10SB/A-1 filed on as exhibit 2(iv)).

             MATERIAL CONTRACTS

10      *    Contract for the disposition of assets and settlement of $71,065 in liabilities with Kingsley (incorporated by reference to the Company's Form 8-K as exhibit A, filed with the Commission on June 18, 2002)


 * Incorporated by reference to previously filed reports with the Commission as individually noted.