Form 10QSB
period 2002-09-30
NOVAMED INC
filed 2002-11-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2002 was 869,858.

                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................................4

ITEM 4.  CONTROLS AND PROCEDURES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

                                                      PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS . . . . . . . . . . . . . .         . . . . . . . 6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................6

SIGNATURES........................................................................................................7

INDEX TO EXHIBITS.................................................................................................9











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]





                                                      PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.
Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim periods up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


























                                                      NOVAMED, Inc.
                                              (A Development Stage Company)
                                           Unaudited Consolidated Balance Sheet
                                                 As of September 30, 2002
                                                                                                     September 30, 2002
                                                                                                        (unaudited)
                                                                                                  ------------------------

ASSETS
         Cash                                                                                  $                     9,262
                                                                                                  ------------------------

      Assets    Current Assets                                                                                       9,262

TOTAL ASSETS                                                                                                         9,262

                                                                                                  ------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
      Current Liabilities:
                 Accounts payable and accrued liabilities                                      $                   126,964
                 Notes payable                                                                                      20,000
                                                                                                  ------------------------
            Total Current Liabilities

                Total Current Liabilities                                                                          146,964


      Stockholders' (deficit)
            Common stock, $.001 par value, 50,000,000 shares authorized;
                 869,858 shares issued and outstanding September 30, 2002                                              870
            Additional paid in capital                                                                           6,281,317
            Accumulated deficit                                                                                (6,440,609)
                                                                                                  ------------------------
            Earnings retained during the development stage                                                          20,720
            Total Stockholders' (Deficit)                                                                        (158,422)
                                                                                                  ------------------------

TOTAL LIABILITIES AND STOCKHOLDER' (DEFICIT)                                                   $                  (11,458)
                                                                                                  ------------------------

                                                                                                  ------------------------




              The accompanying notes are an integral part of these
                             financial statements.




























                                                          NOVAMED, Inc.
                                                  (A Development Stage Company)
                                         Unaudited Consolidated Statements of Operations
                                 For the Three and Nine Months Ended September 30, 2002 and 2001,
                               and since the inception of the Development Stage on January 1, 2002
                                                                                                                     Cumulative
                                                                                                                       Amounts
                                                                                                                    ince inception
                                                                                                                    f Development
                                                                                                                        Stage
                                                           Three Months Ended              Nine Months Ended       s (January 1,
                                                              September 30,                  September 30,         o    2002)
                                                                                                                   ---------------
                                                            2002          2001            2002           2001
                                                       -------------  ------------    -----------   -------------  ---------------

Net Sales                                            $             -             -              -               -                -

Costs and expenses:
           Cost of sales/manufacturing                             -           622              -          29,058                -
           Selling, general and administrative                 7,875        69,017         32,887         459,772           32,887
               Write down of inventory value                       -        50,000              -          50,000                -
                                                       ---------------------------------------------------------------------------
Total costs and expenses                                       7,875       119,639         32,887         538,830           32,887

Income (Loss) from operations                                (7,875)     (119,639)       (32,887)       (538,830)         (32,887)

                                                       -------------  ------------    -----------   -------------  ---------------

Other Income
           Gain on legal settlement                               25             -             25               -               25
           Gain on settlement of accrued interest                  -             -          6,761               -            6,761
           Gain on settlement of debt in exchange for
           manufacturing equipment                                 -             -         47,151               -           47,151
                                                       -------------  ------------    -----------   -------------  ---------------
Total Extraordinary Items                                         25             0         53,937               0           53,937

Income (Loss) before Income taxes                            (7,850)     (119,639)         21,050       (538,830)           21,050

Provision for income taxes                                         -             -              -               -                -
                                                       -------------  ------------    -----------   -------------  ---------------

Net Income (Loss)                                    $       (7,850)     (119,639)         21,050       (538,830)           21,050
                                                       -------------  ------------    -----------   -------------  ---------------

Loss per common share-basic and diluted              $        (0.01)        (0.14)           0.02          (0.62)

                                                       -------------  ------------    -----------   -------------

Weighted average common shares - basic and
diluted                                                      870,000       870,000        870,000         870,000

                                                       =============  ============    ===========   =============




    The accompanying notes are an integral part of these financial statements






















                                                           NOVAMED, Inc.
                                                   (A Development Stage Company)
                                          Unaudited Consolidated Statements of Cash Flows
                                       For The Nine Months Ended September 30, 2002 and 2001
                                                                                                                      Cumulative
                                                                                                                        Amounts
                                                                                                                    since inception
                                                                                                                    of Development
                                                                                                                         Stage
                                                                                  Nine Months Ended                   (January 1,
                                                                                    September 30,                        2002)
                                                                                                                   -----------------
                                                                                  2002               2001
                                                                              ------------      -------------      -----------------

                                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                       $       21,050          (538,830)                 21,050
    Adjustments to reconcile net loss to net cash provided by (used in)
    operations:
       Depreciation                                                                  4,481             13,443                  4,481
       Gain on settlement of accrued interest                                      (6,761)                  -                (6,761)
       Gain on disposition of assets and debt settlement                          (47,151)                  -               (47,151)
        Write-down of inventory value                                                    -             50,000                      -
       Stock issued for royalties and license fees                                       -            262,500                      -
       (Increase) decrease in:
             Receivables                                                            15,000                  -                 15,000
       Increase (decrease) in:
             Accounts payable and accrued expenses                                  12,609              4,706                 12,609
                                                                              ------------      -------------      -----------------
    Net cash provided by (used in ) Operating Activities                             (772)          (208,181)                  (772)
                                                                              ------------      -------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                                         -                  -                      -
                                                                              ------------      -------------      -----------------
   Net cash provided by (used in ) Investing Activities                                  -                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of convertible debentures                                                   -            200,000                      -
                                                                              ------------      -------------      -----------------
Net cash provided by Financing Activities                                                -            200,000                      -

NET CASH INCREASE (DECREASE) FOR PERIOD                                              (772)            (8,181)                  (772)

CASH, BEGINNING OF PERIOD                                                           10,034             11,779                 10,034
                                                                              ------------      -------------      -----------------

CASH, END OF PERIOD                                                         $        9,262              3,598                  9,262
                                                                              ============      =============      =================


    The accompanying notes are an integral part of these financial statements





                                  NOVAMED, INC
                           A Development Stage Company
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2002
1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's financial statements filed on Form 10-KSB, filed with the Securities and Exchange Commission ("Commission") on April 16, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

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

3.  Disposition of Assets and Debt Settlement

The Company disposed of all its fixed assets through an Assets Sale and Assignment of Liabilities Agreement with Kingsley Corporation ("Kingsley") through which Kingsley acquired all of the Company's manufacturing equipment and patents in exchange for the assumption of $75,741 of the Company's liabilities.
In conjunction with this transaction, the Company recognized an extraordinary gain on the settlement of debt and disposition of assets in the amount of $47,151. For more information see the Company's Form 8-K filed with the Commission on June 16, 2002.

4. Going Concern

At September 30, 2002 the Company had a working capital deficit, an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations and the termination of its licensing agreement for its breast implants. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these effort

5.  Additional footnotes included by reference

Except as indicated in notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Commission on April 16, 2002.
Therefore, those notes are included herein by reference.





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

General

The Company was a medical device holding company that developed, manufactured, and marketed hydrogel and saline filled breast implant products. Due to an inability to obtain funding or generate revenues, the Company made the decision to abandon the breast implant business during January of the current fiscal year. The Company's assets were sold to relieve some of its outstanding liabilities and the process of seeking out new business opportunities was undertaken.

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

Results of Operations

Net sales were $0 for the three and nine months ended September 30, 2002, compared to $0 for the comparable periods in 2001. The lack of sales was due to having no significant operations.

Cost of Sales

Cost of sales was $0 for the nine months ended on September 30, 2002, and 0 for the comparable period in 2001. The lack of any cost of sales was the result of no significant operations in the period.











Gains and Losses

The Company recorded a net loss of $7,785 for the three months ended September
30, 2002, compared to a net loss of $119,639 for the comparable period in 2001.
The Company recognized net income of $21,050 for the nine months ended September
30, 2002 compared to a net loss of $538,830 for the comparable period in 2001.
The change is due to the reduction of operations in 2002 and the sale of the Company's operating assets in the settlement of debts.

The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will ever achieve or maintain profitability.

Expenses

Selling, general and administrative expenses were $32,887 for the nine months ended September 30, 2002 as compared to $459,772 for the comparable period in 2001. The decrease in selling, general and administrative costs was the result of no significant operations

Capital Expenditures

The Company expended no amounts on capital expenditures for the quarterly period ending September 30, 2002, and in fact disposed of essentially all of its capital assets during the second quarter of the current fiscal year pursuant to an assets sale and assignment of debt agreement. (For more information regarding this transaction see the Company's Form 8-K filed with the Commission on June
18, 2002).

Capital Resources and Liquidity

The Company had current and total assets of $9,262 as of the nine month period ending September 30, 2002. These assets consisted of cash on hand of $9,262.
Stockholders' deficit in the Company was $137,702 at September 30, 2002.

Cash flow used in operating activities was $772 for the nine months ending
September 30, 2002, compared to cash flow used in operating activities of $208,181 for nine months ended September 30, 2001. The decrease in cash flows used in operations for the nine months ended September 30, 2002, was the result of a significant reduction in operations.

The Company has a working capital deficit of $137,702 on September 30, 2002. The
Company's plan for liquidity resources include delaying payments on accounts payable and debts by renegotiated terms, and obtaining equity or debt financing.
Management can provide no assurance that these efforts will be successful. The
Company believes that its owners, affiliates and consultants will provide sufficient additional capital to continue operations through debt or equity financing, though the Company can provide no assurance that this assumption can be realized if necessary.

The Company has no intention of conducting any research or development until such time as a new business opportunity is identified and acquired.

The Company currently has no employees and does not believe that employees will be added until another business opportunity is identified and acquired.





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

ITEM 4.           CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and proceedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                                        PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Shareholders Action in Lieu of an Extraordinary Special Meeting of the
Shareholders was held on April 26, 2002 to consider a reverse split of the Company's common shares on a one for fifty (1:50) basis. The proposal was adopted by 26,725,000 pre-reverse shares or approximately a majority of 61% of the Company's then issued and outstanding shares. The shareholder action did not involve the election of directors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the period covered by this quarterly
         -------------------
         report.







                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 13th day of November, 2002.




NOVAMED, INC.


/s/ Ruairidh Campbell
Ruairidh Campbell                                       November 13,
President, Chief Financial Officer and                  2002
Director










































CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of NovaMed, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NovaMed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer





                                                    INDEX TO EXHIBITS


EXHIBIT           PAGE
NO.               NO.       DESCRIPTION

3(i)(a)           *                 Articles of Incorporation of the Company formerly known as Conceptual
                                    Technologies,  Inc., a  Nevada  corporation dated November 26, 1996.
                                    (Incorporated herein by reference to the Company's Form 10SB/A-1 filed on
                                    November 2, 1999 as exhibit 2(i)).

3(i)(b)                             * Certificate of Amendment of Articles of
                                    Incorporation of the Company, formally known as Conceptual Technologies, Inc., a Nevada corporation dated August 29, 1997
                                    (Incorporated herein by reference to the Company's Form 10SB/A-1 filed on November 2,
                                    1999 as exhibit 2(i)).

3(i)(c)                             * Certificate of Amendment of Articles of
                                    Incorporation of the Company, formally known as Conceptual Technologies, Inc., a Nevada corporation approved April 9, 1998
                                    (Incorporated herein by reference to the Company's Form 10SB/A-1 filed on November 2,
                                    1999 as exhibit 2(i)).

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

99.1              10                Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the
                                    Sarbanes-Oxley Act of 2002


* Incorporated by reference to previously filed reports with the Commission as individually noted.
























Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ending September 30, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, sole executive officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, that:

(1) This 10-QSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company.












