Form 10KSB
period 2002-12-31
NOVAMED INC
filed 2003-03-28
CIK 1036478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number:000-26927
                                ---------

                                  NOVAMED, INC
                                  -------------
                 (Name of Small Business Issuer in Its Charter)


                     Nevada                         58-2027283
                     -------                        -----------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


       Title of Each Class        Name of each Exchange on Which Registered
       -------------------        ------------------------------------------
 Common Stock ($0.001 Par Value)                     None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

The registrants's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $54,925 based on the average closing bid and asked prices for the common stock on March 14, 2003.

At March 14, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 1,299,858.


                                                 TABLE OF CONTENTS
                                                      PART I

                                                                                                 Page
Item 1.           Description of Business..........................................................3

Item 2.           Description of Property..........................................................6

Item 3.           Legal Proceedings................................................................6

Item 4.           Submission of Matters to a Vote of Security-Holders..............................6


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.........................7

Item 6.           Management's Discussion and Analysis or Plan of Operation........................8

Item 7.           Financial Statements.............................................................9

             Item 8. Changes in and Disagreements With Accountants o
                  Accounting and
                   Financial Disclosure...........................................................10

                                                    PART III n

Item 9.           Directors and Executive Officer.................................................10

Item 10.          Executive Compensation..........................................................11

Item 11.          Security Ownership of Certain Beneficial Owners and Management..................11

Item 12.          Certain Relationships and Related Transactions..................................12

Item 13.          Exhibits, List and Reports on Form 8-K..........................................13

Item 14.          Controls and Procedures.........................................................13

                               Signatures.........................................................14









                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Corporate History.

As used herein the term Company refers to NovaMed, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. NovaMed, Inc. was incorporated in Nevada on November 26, 1996, as Conceptual Technologies, Inc. On
April 9, 1998, the Company changed its name to reflect the acquisition of the operating subsidiaries of NovaMed Medical Products Incorporated (NMMP), and the resultant operational focus to the development, manufacture, and sale of mammary prosthesis devices. The Company developed, manufactured and sold mammary prosthesis devices outside of North America until such efforts were abandoned in October of 2000 due to regulatory concerns and questions of adequate funding.

Selection of a Business.

The Company is now considering other business opportunities either through merger or acquisition that might create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high- technology.
However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

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

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits. While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, communication technologies, information services and biotechnology industry segments.

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

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

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

Reports to Security Holders.

The Company's annual report will contain audited financial statements. The
Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The
Company files all of its required information with the Securities and Exchange
Commission ("SEC").


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

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.
Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake
City, Utah 84105. The office space is owned by Ruairidh Campbell, our sole officer, director, and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS








No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                                      PART II

                  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE
                  REGISTRANT'S COMMON
                  EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol NOMD.OB.

The table below sets forth the high and low sales prices for the Company's common stock for each quarter of 2002 and 2001, reflecting a one for fifty
(1:50) reverse split that was implemented on May 7, 2002. The high and low sales prices for each quarter of 2002 have been adjusted to reflect a one for fifty
(1:50) reverse split that was implemented on May 7, 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


Year           Quarter Ended                High                   Low
               -------------                ----                   ---
2002           March 31                     $0.02                  $0.00
----
               June 30                      $0.12                  $0.10
               September 30                 $0.20                  $0.10
               December 31                  $0.10                  $0.10
2001           March 31                     $0.06                  $0.02
----
               June 30                      $0.05                  $0.01
               September                    $0.02                  $0.01
               December 31                  $0.03                  $0.01

Record Holders

As of March 14, 2003, there were approximately 331 shareholders of record holding a total of 1,299,858 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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








                     Recent Sales of Unregistered Securities

 On November 18, 2002, the Company issued 420,000 shares of common stock to Ruairidh Campbell valued at $0.10 a share in consideration for services rendered in 2001 and 2002 as president of the Company, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering.
The Company issued the shares to Mr. Campbell as part of a plan to reduce or eliminate amounts due to creditors. Mr. Campbell's services had not been compensated and therefore the decision was taken to settle all obligations to Mr. Campbell as of the period ended September 30, 2002.

 On November 18, 2002 the Company  issued  10,000 shares of common stock to Adam
Kredovski valued at $0.10 a share in consideration of services rendered to the Company in 2001, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The Company issued the shares to Mr. Kredovski as part of a plan to reduce or eliminate amounts due to creditors. Mr. Kredovski's services had not been compensated and therefore the decision was taken to settle all obligations to Mr. Kredovksi.

                      ITEM 6 MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed $5,000.
Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $6,425,892 as of December
31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.







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

                          ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-15.








NOVAMED, INC.
(A DEVELOPMENT STAGE COMPANY)
                           Consolidated Financial Statements
December 31, 2002 and 2001








NOVAMED, INC. (A DEVELOPMENT STAGE COMPANY)
                                Index to Consolidated Financial Statements







                                                                                                      Page

Independent auditors' report                                                                           F-2


Consolidated balance sheet                                                                             F-3


Consolidated statement of operations                                                                   F-4


Consolidated statement of stockholders' equity (deficit)                                               F-5


Consolidated statement of cash flows                                                                   F-6


Notes to consolidated financial statements                                                             F-7













INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
NovaMed, Inc.

We have audited the accompanying consolidated balance sheet of NovaMed, Inc. (a development stage company), as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaMed, Inc. (a development stage company), as of December 31, 2002, and the results of their consolidated operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, a stockholders' deficit, and has incurred losses from operations since inception.
These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TANNER + CO.

Salt Lake City, Utah
March 4, 2003










                           Consolidated Balance Sheet

                                    December 31, 2002


Assets

Current assets:
         Cash                               $        9,145

Total assets                                 $       9,145


Liabilities and Stockholders Deficit

Current Liabilities
         Note payable                       $        20,000
         Accounts payable                            89,850

Total current liabilities                           109,850

Commitments and contingencies                             -

Stockholders deficit:
Common stock, $.001 par value, 50,000,000 shares
Authorized; 1,299,858 shares issued and outstanding               1,300
Additional paid-in capital                                    6,323,887
Accumulated deficit                                          6,440,940)
Equity accumulated during development stage                      15,048

Total stockholdersdeficit:                                   (100,705)

Total liabilities and stockholders deficit              $        9,145


                                      F-3

                                  NOVAMED, INC
                         (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statement of Operations

                                                         Years Ended December 31

                                                         2002              2001

Net sales                                            $      -          $      -

Costs and expenses
General and administrative                             38,890           566,959
Write down of inventory                                     -           129,204

                                                       38,890           696,163

Loss from operations                                 (38,890)          (696,163)

Gain on sale of subsidiary                                  -           225,000
Gain on disposition of assets                          47,151                 -
Other income                                            6,787             3,099
Interest expense                                            -           (7,500)

Income (loss) before income taxes                      15,048         (475,564)

Income tax (expense) benefit                                -                 -

Net income (loss)                                    $ 15,048       $ (475,564)

Earnings (loss) per common share
Basic and diluted                                         .02             (.55)

Weighted average common shares
Basic and diluted                                     979,000           870,000



                                      F-4

                                 NOVAMED, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            Consolidated Statement of Stockholders Equity (Deficit)
                                                                                                                   Equity
Years Ended December 31, 2002 and 2001                                                                             Accumulated
                                                                       Additional       Stock                      During
                                            Common stock      Paid-in           Subscription     Accumulated       Development
                                    Shares           Amount   Capital           Receivable       Deficit           Stage      Total

Balance at January 2, 2001          869,858  $ 870            $ 6,711,327       $ (692,510)      $ (5,965,376)     $ -     $ 54,311

Services exchanged for
Subscriptions receivable                 -       -                      -           262,500             -            -      262,500

Write-off of subscription
Receivables                              -       -              (430,010)           430,010             -            -            -

Net loss                                 _       _                                                   (475,564)            (475,564)

Balance at December
31, 2001                           869,858     870              6,281,317                 -        (6,440,940)       _    (158,753)

Common stock issued
For services                        430,000    430                 42,570                 -                  -       -       43,000

Net Income                          -            -                      -                 -                  -       15,048  15,048

Balance at December
31, 2002                          1,299,858  $ 1,300          $ 6,323,687               $ -     $ (6,440,940)   $ 15,048 $ (100,705)

                                      F-5



                      Consolidated Statement of Cash Flows
                            Years Ended December 31,

2002     2001
Cash flows from operating activities:
Net income (loss)                                                      $ 15,048         $ (475,564)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation                                                               4,481              17,924
Gain on disposal of assets                                              (47,151)                   -
Gain on settlement of accrued interest                                   (6,761)                   -
Stock issued to related party for services                               36,000
Stock subscriptions satisfied for services                                     -             262,500
Gain on sale of subsidiary                                                     -            225,000)
Write down of inventory                                                        -             129,204
(Increase) decrease in:
Receivables                                                               15,000                   -
(Decrease) increase in:
Accounts payable and accrued liabilities                                (17,506)              79,191

Net cash used in operating activities                                      (889)           (211,745)

Cash flows from investing activities
Proceeds from the sale of subsidiary                                           -              10,000

Net cash provided by investing activities                                      -              10,000

Cash flows from financing activities
Proceeds from convertible debentures                                           -             200,000

Net cash provided by financing activities                                      -             200,000

Net decrease in cash                                                       (889)             (1,745)

Cash, beginning of year                                                   10,034              11,779

Cash, end of year                                                        $ 9,145            $ 10,034





                                                                                              NOVAMED, INC.
                                                                              (A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

                                        December 31, 2002 and 2001


1.   Organization          The consolidated financial statements consist of NovaMed, Inc.
     and                   (formerly Conceptual Technologies, Inc.) and its wholly owned
     Presentation          subsidiaries.

                           The Company was formerly engaged primarily in the development, manufacture and sale of hydrogel and saline filled breast implant products. Due to an inability to obtain funding or generate sufficient revenues, the Company made the decision to abandon the breast implant business during 2002. The
                           Company's remaining inventory and property and equipment were sold in exchange for the assumption of certain liabilities and the Company began the process of seeking other business opportunities. During 2002, the Company did not generate any revenues and is considered a development stage company subsequent to January 1, 2002. Cumulative amounts since the inception of the development stage have not been presented in the statement of operations or the statement of cash flows because such amounts were the same as those presented for the year ended December
                           31, 2002. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                           During 2002, the Company's common stock was reverse split with a 50 to 1 ratio. The shares of common stock, par value of common stock, and additional paid-in capital have been retroactively restated to reflect the reverse stock split.


2.   Going                 At December 31, 2002 the Company had a working capital deficit, a
     Concern               deficit in stockholders' equity, and has incurred losses from operations since inception as well as negative cash flow from
                           operations. These conditions raise substantial doubt
                           about the ability of the Company to continue as a
                           going concern. The financial statements do not
                           include any adjustments that might result from the
                           outcome of this uncertainty.



See accompanying notes to consolidated financial statements





                                                                                              NOVAMED, INC.
                                                                              (A DEVELOPMENT STAGE COMPANY)










                                                                                              NOVAMED, INC.
                                                                              (A DEVELOPMENT STAGE COMPANY)

                                                                                                   2.Going

     Concern               The Company's ability to continue as a going concern is subject to
     Continued             obtaining necessary funding from outside sources.  The Company intends to begin seeking a potential merger partner
                           and cash infusion through a reverse acquisition
                           transaction. There can be no assurance that the
                           Company will be successful in these efforts.


3.   Significant           Principles of Consolidation
                           The consolidated financial statements include the accounts of the
Accounting                 Company, and its wholly-owned subsidiaries.  All significant
Policies                   intercompany balances and transactions have been eliminated.

                           Cash Equivalents
                           For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                           Inventories
                           Inventories were recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method. During the year ended
                           December 31, 2001 the Company determined that
                           $129,204 its inventory was impaired based on the inability of the Company to sell its products and based on a default of license agreement ( See note
                           10). In 2002, the Company sold all remaining inventory in exchange for the assumption of certain liabilities.

                           Property and Equipment
                           Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment is determined using the straight-line method over the estimated useful lives of the assets which is approximately 4 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations. In 2002, the Company sold all property and equipment in exchange for the assumption of certain liabilities.













NOVAMED, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Continued
3.                  Significant
                    Accounting
                    Policies
                    ContinuedRevenue Recognition
Revenue is recognized when a valid purchase order has been received, product has been shipped, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

                           The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. There were no outstanding options to purchase stock at December 31, 2001 or December 31, 2002.

                           Concentration of Credit Risk
                           The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.













NOVAMED, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Continued
3.                  Significant
                    Accounting
                    Policies
     Continued
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                           Reclassifications
                           Certain amounts in the 2001 financial statements have been reclassified to conform with the current year presentation.


4.   Note                  The Company has a note payable of $20,000 due to an entity, which is
     Payable               unsecured, non-interest bearing, and due on demand.


5.   Related Party         The Company incurred consulting expenses of $24,000 per year to an
     Transactions          Officer of the Company for the years ended December 31, 2002 and
                           2001.  These expenses were paid through the issuance of 420,000 shares of common stock.


6. Income Taxes The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before the provision for income taxes for the following reasons:


                                  Years Ended
                                  December 31,


                                        2002                 2001

 Federal income tax
Continued  (provision) benefit at
statutory rate                          $ (5,000)            $ 161,000
Change in valuation allowance              5,000               (161,000)

                                        $     -              $    -












                           NOVAMED, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           Notes to Consolidated Financial Statements
















NOVAMED, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
Continued
6.                  Income Taxes

Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforward

                                                                                       $            1,512,000
Valuation allowance

                                                                                        $         (1,512,000)

                                                                                        $               -









                           A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

                           At December 31, 2002, the Company has a net operating loss carryforward available to offset future taxable income of approximately $4,400,000, which begins to expire in 2010. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized.
                           The change in ownership of the Company may reduce the amount of loss allowable.


7.   Supplemental          During the year ended December 31, 2002:
     Cash Flow
                                    Information The Company
                                    equipment with a net
                                    book value of $28,590 for the buyer's assumption of $75,741 in accounts payable and accrued liabilities.  The Company
                                    recorded a gain of $47,151 in connection with this transaction.

                                    The Company
                                    common stock as
                                    payment for services rendered in the amount of $43,000, $7,000 of which was included in accounts payable at December 31, 2001.











                                    NOVAMED, INC.
                                    (A DEVELOPMENT STAGE COMPANY) Notes to
                                    Consolidated Financial Statements Continued
                                    During the year ended December 31, 2001 the Company determined that $430,010 of its stock subscriptions receivable were uncollectible and determined not to cancel the related issued shares. Accordingly
                                    $430,010 has been off-set to additional
                                    paid-in-capital.












         NOVAMED, INC.
         (A DEVELOPMENT STAGE COMPANY)
         Notes to Consolidated Financial Statements
         Continued
         7.         Supplemental
              Cash Flow
              Information
              Continued
         During the year ended December 31, 2001 the Company sold to an individual a wholly-owned subsidiary which was formed in 2001. The
         Company had no cost basis in the subsidiary and sold the subsidiary for a gain of $225,000 as follows:



         Cash                                                                   $                   10,000
         Notes receivable                                                                           15,000
         Assignment of convertible debentures                                                       200,000


         Gain on sale of minority interest                                      $                   225,000



                                    During the years ended December 31, 2002 and 2001, the Company paid interest of $0 and $800, respectively. The Company did not pay any income taxes in 2002 or 2001.



         8.   Stock                 During the year ended December 31, 1999 the Company
         Options                    established a stock option plan (the Plan), which allowed a
              and                   maximum of 1,315,000 options be granted to purchase
         Warrants                   common stock at prices generally not less than the fair market value of common stock at the date of grant.
                                    Under the Plan, grants of options may be
                                    made to selected officers, employees and
                                    non-employees without regard to any
                                    performance measures. The options may be
                                    immediately exercisable or may vest over
                                    time as determined by the Board of
                                    Directors. As of December 31, 2002, there
                                    were no options or warrants to purchase
                                    common stock outstanding. No options were
                                    granted during 2002.












         9.   Gain on               NOVAMED, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         Settlement                 Notes to Consolidated Financial Statements
         of   Debt                  Continued
         and
         Disposal of                During the year ended December 31, 2002 the Company
                                    exchanged all property and equipment in exchange for the
         Property                   buyer's assumption of $75,741 in accounts payable and
         and                        accrued liabilities.  The difference between the debt assumed
         Equipment                  and the net book value of the assets  of $47,151 resulted in a gain on disposition of assets.














         NOVAMED, INC.
         (A DEVELOPMENT STAGE COMPANY)
         Notes to Consolidated Financial Statements
         Continued

         10.        Commitments
              and
              Contingencies
         Royalty Agreement
         The Company had a license agreement which assigned the intellectual property, technology and patent rights used in and around manufacturing breast implants. The term of this license was perpetual and allowed for the worldwide exclusive rights to manufacture and market the product.
         As part of this agreement, the Company agreed to pay a royalty equal to 5% of net revenue of the product and a minimum royalty payment of $21,000 for each six month period beginning May 1, 2001. During the year-ended December 31, 2001 the Company was in default of the agreement for failing to remit minimum royalty payments as required by the agreement and the Company's rights to the technology were terminated. The termination of these rights prohibits sales of the Company's traditional product, which accounts for substantially all product sales in 2000 and preceding years. During the years ended
         December 31, 2002 and 2001, the Company had royalty expense relating to this agreement of approximately $0 and $53,000, respectively.

                                    Operating Lease
                                    The Company's wholly owned subsidiary
                                    NovaMed Medical Products Manufacturing,
                                    Inc., leased a facility under a non-
                                    cancelable operating lease which expires
                                    January 2004. Rental expense incurred under this lease for the years ended December 31, 2002 and 2001 totaled approximately $0 and $80,000, respectively. At December 31, 2001 the Company was in default of its lease payments and had been evicted from the facility. Under the lease obligation the Company may be liable for future minimum lease payments for the residue of the stated term less the fair rental value of the leased facility taking into account the time and expenses necessary for the leaser, to re-let the facility. Minimum lease payments for which the Company was potentially obligated according to the agreement at December 31, 2001 for this operating lease is as follows:

                                        Year                    Amount

                                        2002                    $ 62,000
                                        2003                      62,000
                                        2004                       5,200

                Total future minimum lease payments             $ 129,200










                                                                                             NOVAMED, INC.
                                                                             (A DEVELOPMENT STAGE COMPANY)
                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued














         NOVAMED, INC.
         (A DEVELOPMENT STAGE COMPANY)
         Notes to Consolidated Financial Statements
         Continued

         10.        Commitments
              and
              Contingencies
              Continued
         Litigation
         The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to product safety and health, product liability, commercial transactions, etc. The Company is currently not aware of any such items, which it believes could have a material adverse effect on its financial position.


         11.  Fair                  The Company's financial instruments consist of cash,
         Value of                   payables, and a note payable.  The carrying amount of cash
         Financial                  and payables approximates fair value because of the short-
         Instrument                 term nature of these items.
         s

         12.  Recent                In April 2002, the Financial Accounting Standards Board
         Accounting                 (FASB) issued Statement of Financial Accounting Standards
                                    (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44,
         Pronounce-                 and 64, Amendment of FASB Statement No. 13, and
              ments                 Technical Corrections." This statement requires the
                                    classification of gains or losses from the
                                    extinguishments of debt to meet the criteria
                                    of Accounting Principles Board Opinion No.
                                    30 before they can be classified as
                                    extraordinary in the income statement. As a
                                    result, companies that use debt
                                    extinguishment as part of their risk
                                    management cannot classify the gain or loss
                                    from that extinguishment as extraordinary.
                                    The statement also requires sale-leaseback
                                    accounting for certain lease modifications
                                    that have economic effects similar to
                                    sale-leaseback transactions. The Company
                                    does not expect the adoption of SFAS No. 145
                                    to have a material impact on its financial
                                    position or future operations.













         NOVAMED, INC.
         (A DEVELOPMENT STAGE COMPANY)
         Notes to Consolidated Financial Statements
         Continued
         12.        Recent
              Accounting
              Pronounce-
              ments
              Continued
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
         Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                                    In December 2002, the FASB issued SFAS No.
                                    148 "Accounting for Stock-Based
                                    Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting
                                    Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro- forma effect of the fair value based method of accounting for stock-based compensation. The adoption of
                                    SFAS No. 148 by the Company did not have a material impact on the Company's financial position or operations.













             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS O
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                                PART III N

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                                     CONTROL
                                     PERSONS

The officers and directors of the Company as of December 31, 2002 are as follows:

 Name                       Age     Position

 Ruairidh Campbell           39      president, chief financial officer and director


Mr. Campbell was appointed as an officer and director of the Company in April of 1995. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company's shareholders and his successor is elected and qualified.
Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: InvestNet, Inc. a mineral resource exploration company from February
2000 to present (president, chief financial officer, director), Montana Mining
Corp. a mineral resource exploration company from December 1999 to present
(president, chief financial officer, director), Allied Resources Inc., an oil and gas development company from 1998 to present (president, chief financial officer, director), EnterNet, Inc.) an internet vitamin retailer from February
2000 to July 2001 (president, chief financial officer, director) and Bren-Mar
Minerals, Ltd. a mineral resource development company from 1995 to May 2001
(president, chief financial officer, director).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of three entities who during the transitional period ended
December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Novamedical Vertstrieb GmbH failed to file a Form 3 or Form 5 despite being the beneficial owner of in excess of 10% of the Company's common stock.  Graeco II, Ltd. failed to file a Form 3 or










Form 5 despite being the beneficial owner of in excess of 10% of the Company's common stock. AAB Corporation failed to file a Form 3 or Form 5 despite being the beneficial owner of in excess of 10% of the Company's common stock.


ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.

                                        SUMMARY COMPENSATION TABLE


                                         Annual Compensation                          Long Term Compensation
                                                                     --------------------------------------------------------

                                                                               Awards                       Payouts

   Name and Principal                                                      Restricted      Securities                   All Other
        Position                                         Other Annual        Stock         Underlying                  Compensation
                                    Salary     Bonus     Compensation       Award(s)        Options        LTIP            ($)
                           Year      ($)        ($)           ($)             ($)             SARs        payouts
                                                                                              (#)           ($)
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  ---------------
   Ruairidh Campbell,    2002         -          -             -            420,000            -             -              -
    President, Chief     2001       24,000       -             -               -               -             -              -
 Financial Officer and   2000       67,000       -             -           2,000,000*       30,000**         -              -
        Director
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  ---------------

* The shares issued to Mr. Campbell were issued prior to the 1 for 50 (1:50) reverse split that was implemented on May 7, 2002. ** The share options granted to Mr. Campbell at $0.45 a share expired unexercised in March of 2001.

Compensation of Directors

The Company's director is not currently compensated for his service as a director of the Company.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                       AND
                                   MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 14, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


  Title of Class             Name and Address of                 Amount and nature of              Percent of Class
                            Beneficial Ownership                 Beneficial Ownership
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common                  Ruairidh Campbell                         463,000                          35.6%
       Stock                600 Westwood Terrace                         Legal
                             Austin, Texas 78746
      Common                  Dr. Aydin Dogan*                          164,900                          12.7%
       Stock               3 Heinestrasse D-40789                Legal and Beneficial
                              Monheim, Germany










      Common               Novamedical Vertstrieb                       139,000                          10.7%
       Stock               GmbH, 3 Heinestrasse D-                       Legal
                           40789 Monheim, Germany
      Common                 Dr. Robert Ersek**                         178,618                          13.7%
       Stock              630 West 34th Street #201              Legal and Beneficial
                             Austin, Texas 78705
      Common                   Graeco II, Ltd.                          177,400                          13.6%
       Stock              630 West 34th Street #201                      Legal
                             Austin, Texas 78705
      Common                   AAB Corporation                          175,000                          13.5%
       Stock                5009 White Bear Lake                         Legal
                               Minnesota 55110
      Common             All Executive Officers and                     463,000                          35.6%
       Stock                Directors as a Group
*    The 164,900 shares held by Dr. Aydin Dogan include 139,000 shares held by Novamedical Verstrieb GmbH, a corporation owned by Dr. Dogan.
 ** The 178,618 shares held by Dr. Robert Ersek  include 177,400 shares held by Greaeco2, Ltd., a corporation owned by
Dr. Ersek.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 18, 2002, the Company issued 420,000 shares of common stock to Ruairidh Campbell valued at $0.10 a share in consideration for services rendered in 2001 and 2002 as president of the Company, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering.
The Company issued the shares to Mr. Campbell as part of a plan to reduce or eliminate amounts due to creditors. Mr. Campbell's services had not been compensated and therefore the decision was taken to settle all obligations to Mr. Campbell as of the period ended September 30, 2002.

On December 31, 2000, the Company issued 6,400,000 (pre-reverse split) shares of common stock to Dr. Aydin Dogan pursuant to an agreement for accord and satisfaction, for consulting services rendered in connection with his management of Novamedical Products GmbH and loans provided to the Company, pursuant to the exemptions provided by Regulation S of the Securities Act in a private transaction that did not include a public offering. Amounts due to Dr. Dogan under a consulting agreement with Novamedical Products GmbH and loans made to the Company were settled. The Company chose to issue the shares to Dr. Dogan in order satisfy his claims for compensation for services and loans made. Further, the Company canceled a promissory note due to the Company by Dr. Dogan.

On December 31, 2000, the Company issued 1,020,000 (pre-reverse split) shares of common stock to Dr. Aydin Dogan for debt settlement services in connection with the sale of Novamedical Products GmbH, rendered pursuant to the exemptions provided by Regulation S of the Securities Act in a private transaction that did not include a public offering. The share issuance to Dr. Dogan was part of a stock purchase and sale agreement pursuant to the terms of which the Company was to issue 1,350,000 shares to be used to settle the claims of creditors of Novamedical Products GmbH. The Company issued 330,000 (pre-reverse split) shares to creditors directly and 1,022,000 (pre-reverse split) shares to Dr. Dogan for his use in settling creditors.









On December 29, 2000, the Company issued 8,750,000 (pre-reverse split) shares of common stock to AAB Corporation for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre-payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The share issuance to AAB
Corporation induced it to enter into a new licence agreement with the Company executed on even date that enables the Company to utilize certain patented technology in the manufacture of its products.

On December 29, 2000, the Company issued 8,750,000 (pre-reverse split) shares of common stock to Greaco II, Ltd. for inducement to enter into a new license agreement with the Company, settlement of royalty debts and pre-payment on royalties, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The share issuance to Greaco
II, Ltd. induced it to enter into a new licence agreement with the Company executed on even date that enables the Company to utilize certain patented technology in the manufacture of its products.

On December 26, 2000, the Company issued 2,000,000 (pre-reverse split) shares of common stock to Ruairidh Campbell in consideration for services rendered in 2000 as president of the Company, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. The Company issued the shares to Mr. Campbell as part of a plan to reduce or eliminate amounts due to creditors. Mr. Campbell's services had not been adequately compensated and therefore the decision was taken to settle all obligations to Mr. Campbell as of year-end 2000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. Exhibits required to be attached by Item 601
                                    --------
              of Regulation S-B are listed in
              the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

             (b) Reports on Form 8-K. The Company filed no Form 8K's
                               -------------------
              during the last quarter of the
              period covered by this Form 10-KSB.

ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.












                                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2003



NovaMed, Inc.


/s/    Ruairidh Campbell
---------------------------------------------------------------------
Ruairidh Campbell, President/CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                                            Date
/s/ Ruairidh Campbell                   Director                                         March 14th , 2003
------------------------------
Ruairidh Campbell













        CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE
       ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell, president and chief financial officer of NovaMed, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of NovaMed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, president and chief financial officer












Index to Exhibits
EXHIBIT  PAGE
NO.      NO.          DESCRIPTION

3(i)   *        Articles of Incorporation of the Company formally known as Conceptual Technologies,
                Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to the Company's Form 10SB12G/A as filed with the SEC on
                November 29, 1999).
3(ii)  *        Bylaws of the Company adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of the Company's Form 10SB12G/A as filed with the SEC on November 29, 1999).
3(iii) *        Certificate of Amendment of the Articles of Incorporation of the Company filed on
                August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of the Companys
                Form 10SB12G/A as filed with the SEC on November 29, 1999).
3(iv)  *        Certificate of Amendment of the Articles of Incorporation of the Company changing the name from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of the Companys Form 10SB12G/A as filed with the
                SEC on November 29, 1999).

Material Contracts

10(i)  *        The Companys Stock Option Plan dated March 2, 2000, reserving a maximum of
                1,315,000 (pre-reverse split) shares of common stock to provide incentives to officers, directors and key employees (incorporated herein by reference to the Companys S-8 registration statement filed with the SEC on March 2, 2000).
10(ii)   *        Agreement for the Issuance, Sale and Purchase of NovaMed Common Stock between the
                  Company and AAB Corp. and Greaco II, Ltd. dated December 29, 2000 for the issuance of a combined total of 17,500,000 (pre-reverse split) shares to the Inventors as a means to induce them to enter into a new license agreement, settle debt owed on royalties and pre-
                  pay royalty payments (incorporated herein by reference to the Companys Form 10-KSB filed with the SEC on May 21, 2001).



10(iii)  *        Agreement for Accord and Satisfaction between the Company and Dr. Aydin Dogan dated December 31, 2000 for the issuance of 6,400,000 (pre-reverse split) shares to settle obligations Dr. Dogan had against the Company and settle obligations the Company had against Dr. Dogan pursuant to a promissory note (incorporated herein by reference to the
                  Companys Form 10-KSB filed with the SEC on May 21, 2001).
10(iv)   *        Stock Purchase and Sale Agreement between the Company and Dr. Aydin Dogan dated
                  December 31, 2000 to effect the sale of Novamedical Products GmbH to Dr. Dogan, the terms of which included the issuance of 1,350,000 shares of common stock to settle creditors of Novamedical Products GmbH (incorporated herein by reference to the
                  Companys Form 10-KSB filed with the SEC on May 21, 2001).
10(v)  *        Stock Sale Agreement between the Company and John Olson dated December 17, 2001 to effect the sale of the Companys interest in a former subsidiary (incorporated herein by reference to the Companys Form 8-K filed with the SEC on March 4, 2002).
99.1   18      Certification    Pursuant   to   18   U.S.C.    Section   1350,    Section   906   of   the
                  Sarbanes-Oxley         Act of 2002.
       *        Incorporated by reference from previous filings of the Company.









EXHIBIT 99.1

                             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the NovaMed, Inc. ("Company") on Form
10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities
Exchange Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer








