Form 10QSB
period 2003-03-31
NOVAMED INC
filed 2003-05-15
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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


                                 (801) 582-9609
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 1,299,858


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS............................................................  3

Unaudited Balance Sheet as of March 31, 2003.........................................      4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.............................                                                          5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and 2002 and the period since Date of Inception to March 31, 2003.................................  6

Notes to Unaudited Financial Statements................................................... 7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION..........................................          8

ITEM 3.  CONTROLS AND PROCEDURES......................................................     8

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................        9

SIGNATURES..............................................................................  10

INDEX TO EXHIBITS...................................................................      12














PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to NovaMed, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
















































                                                   NOVAMED, INC.
                                                   -------------
                                           (A Development Stage Company)
                                              UNAUDITED BALANCE SHEET
                                                   March 31, 2003


                                        ASSETS


Current assets - cash                                                                       $                6,135
                                                                                               -------------------


     Total assets                                                                           $                6,135
                                                                                               ===================


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                         $               94,152
   Note payable                                                                                             20,000
                                                                                               -------------------

     Total current liabilities                                                                             114,152
                                                                                               -------------------


Commitments                                                                                                      -

Stockholders' deficit:
   Common stock, $.001 par value, 50,000,000 shares

     authorized, 1,299,858 shares issued and outstanding                                                     1,300
   Additional paid-in capital                                                                            6,323,887
   Accumulated deficit                                                                                 (6,440,940)

   Retained earnings accumulated during the development stage                                                7,736
                                                                                               -------------------

     Total stockholders' deficit                                                                         (108,017)
                                                                                               -------------------


       Total liabilities and stockholders' deficit                                          $                6,135
                                                                                               ===================



    The accompanying notes are an integral part of these financial statements






                                                        NOVAMED, INC.
                                                        -------------
                                                (A Development Stage Company)
                                             UNAUDITED STATEMENTS OF OPERATIONS
                                                                            Three Months Ended
                                                                                March 31,                     Cumulative
                                                                      -------------------------------
                                                                          2003              2002            Amounts Since
                                                                                                             Inception of
                                                                                                          Development Stage
                                                                                                          (January 1, 2002)
                                                                      --------------    -------------    ---------------------


Revenue                                                           $               -                -                         -


General and administrative costs                                              7,312           10,937                    46,202
                                                                      --------------    -------------    ---------------------

     Loss from operations                                                   (7,312)         (10,937)                  (46,202)

Other income:

   Gain on disposal of assets                                                     -                -                    47,151

   Other income                                                                   -            6,761                     6,787
                                                                      --------------    -------------    ---------------------


                                                                                  -            6,761                    53,938
                                                                      --------------    -------------    ---------------------

     Income (loss) before income taxes                                      (7,312)          (4,176)                     7,736


Provision for income taxes                                                        -                -                         -
                                                                      --------------    -------------    ---------------------

     Net income (loss)                                            $         (7,312)          (4,176)                     7,736
                                                                      ==============    =============    =====================



Loss per common share - basic and diluted                         $               -                -
                                                                      ==============    =============

Weighted average common shares -
   basic and diluted                                                      1,300,000          870,000
                                                                      ==============    =============


    The accompanying notes are an integral part of these financial statements






                                                     NOVAMED, INC.
                                                     -------------
                                             (A Development Stage Company)
                                          UNAUDITED STATEMENTS OF CASH FLOWS
                                                                           Three Months Ended
                                                                                March 31,                 Cumulative
                                                                      ------------------------------
                                                                          2003             2002          Amounts Since
                                                                                                         Inception of
                                                                                                          Development
                                                                                                        Stage (January
                                                                                                           1, 2002)
                                                                      -------------    -------------    ----------------
Cash flows from operating activities:

   Net income (loss)                                              $        (7,312)          (4,176)              7,736
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:

       Depreciation                                                              -            4,481              4,481

       Gain on disposal of assets                                                -                -          (47,151)

       Gain on settlement of accrued interest                                    -          (6,761)            (6,761)

       Stock issued to related party for services                                -                -            36,000

       Decrease in receivables                                                   -           15,000            15,000
       Increase (decrease) in accounts payable                               4,302            1,404          (13,204)
                                                                      -------------    -------------    ----------------

       Net cash provided by (used in) operating

       activities                                                          (3,010)            9,948            (3,899)
                                                                      -------------    -------------    ----------------


Cash flows from investing activities:                                            -                -     -
-------------------------------------
                                                                      -------------    -------------    ----------------


Cash flows from financing activities:                                            -                -     -
-------------------------------------
                                                                      -------------    -------------    ----------------


       Net increase (decrease) in cash                                     (3,010)            9,948            (3,899)

Cash, beginning of period                                                    9,145           10,034            10,034
                                                                      -------------    -------------    ----------------
Cash, end of period                                               $          6,135           19,982              6,135
                                                                      =============    =============    ================

    The accompanying notes are an integral part of these financial statements




                                  NOVAMED, INC.
                          (A Development Stage Company)
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on January 1, 2002

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.


Note 3 - Going Concern

At March 31, 2003 the Company had a working capital deficit, an accumulated deficit, and has incurred losses since inception as well as negative cash flow from operations and the termination of its licensing agreement for its breast implants. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these efforts.












ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

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






The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed
$10,000. Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.












































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2003.




NOVAMED, INC.


/s/ Ruairidh Campbell
------------------------------------------------------------------
Ruairidh Campbell
President, Chief Financial Officer, and Director





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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT       PAGE
NO.      NO.          DESCRIPTION

3(i)(a)  *        Articles of Incorporation of the Company formally known as Conceptual Technologies,
                  Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to the Company's Form 10SB12G/A as filed with the SEC on
                  November 29, 1999).

3(i)(b) * Certificate of Amendment of the Articles of Incorporation of the Company filed on August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of the Company's Form 10SB12G/A as filed with the SEC on November
                  29, 1999).

3(i)(c)  *        Certificate of Amendment of the Articles of Incorporation of the Company changing the name from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of the Company's Form 10SB12G/A as filed with the
                  SEC on November 29, 1999).

3(ii)             * Bylaws of the Company adopted on November 12, 1996
                  (incorporated herein by reference from Exhibit 2(iv) of the Company's Form 10SB12G/A as filed with the SEC on November 29,
                  1999).

10 * Stock Sale Agreement between the Company and John Olson dated December 17, 2001 to effect the sale of the Company's interest in a former subsidiary (incorporated herein by reference to the Company's Form 8-K filed with the SEC on March 4, 2002).

99.1     12       Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         * Incorporated by reference from previous filings of the Company.




















EXHIBIT 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and (2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Sole Executive Officer
May 14, 2003

