Form 10QSB
period 2003-06-30
NOVAMED INC
filed 2003-07-25
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                    Yes XX No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 23, 2003 was 1,299,858

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................ 3

Unaudited Balance Sheet as of June 30, 2003................................   4

Unaudited Statement of Operations for the three and six months ended June 30, 2003 and 2002 and the period since Date of Inception of development stage to
June 30, 2003................................................................ 5

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception of development stage to June 30,
2003......................................................................... 6

Notes to Unaudited Financial Statements...................................... 7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.......................................8

ITEM 3.  CONTROLS AND PROCEDURES............................................. 8

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES...................................................................10

INDEX TO EXHIBITS............................................................12

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

                                  NOVAMED, INC.
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                  June 30, 2003


                               ASSETS

Current assets - cash                                                                   $              2,798
                                                                                           -----------------
                                                                                           -----------------

Total assets                                                                            $              2,798
                                                                                           =================
                                                                                           =================


                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                        $
                                                                                                      90,043
Note payable                                                                                          25,000
                                                                                           -----------------
                                                                                           -----------------

Total current liabilities                                                                            115,043
                                                                                           -----------------
                                                                                           -----------------

Commitments
                                                                                                           -

Stockholders' deficit:
Common stock, $.001 par value, 50,000,000 shares
authorized, 1,299,858 shares issued and outstanding
                                                                                                       1,300
Additional paid-in capital                                                                         6,323,887
Accumulated deficit                                                                              (6,440,940)
Earnings retained during the development stage                                                         3,508
                                                                                           -----------------
                                                                                           -----------------

Total stockholders' deficit                                                                        (112,245)
                                                                                           -----------------
                                                                                           -----------------

Total liabilities and stockholders' deficit                                             $              2,798
                                                                                           =================


    The accompanying notes are an integral part of these financial statements












                                  NOVAMED, INC.
                                  -------------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,                    Cumulative
                                                      --------------------------   --------------------------
                                                         2003              2002        2003         2002          Development Stage
                                                                                                                   Since January 1,
                                                                                                                       2002.
                                                      ------------    ----------   ------------ -------------    ------------------
Revenue                                           $
                                                                -              -          -            -                          -

General and administrative expenses                         4,228         14,050     11,540       24,987                     50,404
                                                      ------------    ----------   ------------ -------------    ------------------

          Loss from operations                            (4,228)       (14,050)   (11,540)     (24,987)                   (50,404)

Other income (expense):
   Gain on settlement of debt in exchange

     for manufacturing equipment                                -         47,151          -       47,151                     47,151

   Other income                                                 -              -          -        6,761                      6,761
                                                      ------------    ----------   ------------ -------------    -------------------
          Net income (loss) before income taxes           (4,228)         33,101   (11,540)       28,925                      3,508


Provision for income taxes                                      -              -          -            -                          -
                                                      ------------    ----------   ------------ -------------    ------------------

          Net Income (loss)                       $       (4,228)         33,101   (11,540)       28,925                      3,508
                                                      ============    ==========   ============ =============    ==================


Income(loss) per common share - basic and diluted $             -            .04      (.01)          .03
                                                      ============    ==========   ============ =============

Weighted average common shares -
   basic and diluted                                    1,300,000        870,000  1,300,000      870,000
                                                      ============    ==========   ============ =============
    The accompanying notes are an integral part of these financial statements





                                                    NOVAMED, INC.
                                                    -------------
                                            (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS
                                                                            Six Months Ended
                                                                                June 30,                 Cumulative
                                                                     -------------------------------
                                                                         2003             2002            Amounts
                                                                     -------------    --------------   ---------------
Cash flows from operating activities:

   Net (loss) income                                             $      (11,540)            28,925             3,508
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating
     activities:

       Depreciation                                                            -             4,481             4,481

       Gain on disposal of assets                                              -          (47,151)          (47,151)

       Gain on settlement of accrued interest                                  -           (6,761)           (6,761)

       Stock issued to related party for services                              -                 -            36,000

       Decrease in receivables                                                 -            15,000            15,000

       Increase (decrease) in accounts payable                               193             6,229          (17,313)
                                                                     -----------    --------------   ---------------

       Net cash (used in) provided by operating

       activities                                                       (11,347)               723          (12,236)
                                                                     -----------    --------------   ---------------

Cash flows from investing activities:                                          -                 -                 -
-------------------------------------
                                                                     -----------    --------------   ---------------

Cash flows from financing activities:

  Increase in notes payable                                                5,000                 -             5,000
                                                                     -----------    --------------   ---------------


       Net (decrease) increase in cash                                   (6,347)               723           (7,236)


Cash, beginning of period                                                  9,145            10,034            10,034
                                                                     -----------    --------------   ---------------


Cash, end of period                                              $         2,798            10,757             2,798
                                                                     ===========    ==============   ===============

    The accompanying notes are an integral part of these financial statements



                                  NOVAMED, INC.
                          (A Development Stage Company)

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on January 1, 2002

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At June 30, 2003 the Company had a working capital deficit, an accumulated deficit, and has incurred losses since inception as well as negative cash flows from operations and the termination of its licensing agreement for its breast implants. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital until a merger or acquisition candidate is identified.

The Company projects that if no acquisition candidate is found for the Company within the next twelve months that its operating requirements will not exceed
$10,000. Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing, except that letter of intent, disclosed on June
3, 2003, that anticipates the acquisition of WWA World Wide Auctioneers, Inc.
("Worldwide"), an international heavy equipment auction company based in Dubai.
The Company is in the process of completing a due diligence inquiry and expects to make a decision as to whether to proceed with the acquisition during the next quarterly reporting period.

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










































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of July, 2003.




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

Date: July 23, 2003


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

99.1     13       Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         * Incorporated by reference from previous filings of the Company.


















EXHIBIT 99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Sole Executive Officer
July 23, 2003
