Form 10QSB
period 2003-09-30
WWA GROUP INC
filed 2003-11-20
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-26927
WWA GROUP, INC.
(Formerly known as "NovaMed, Inc.")
(Exact name of small business issuer as specified in its charter)

NEVADA	77-0443643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2465 West 12th Street, Suite 2 Tempe, Arizona 85281
(Address of principal executive office) (Zip Code)
(480) 505-0070
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 15,967,803.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to WWA Group, Inc. (formerly known as NovaMed, Inc.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.

(Formerly NovaMed, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003

                                ASSETS

Current assets:

   Cash                                                                                             $  134,845
   Receivables                                                                                         104,388

   Inventories                                                                                          79,927

Prepaid and Other Assets                                                                               108,758
   Receivable from related parties                                                                     417,407
                                                                                              -----------------

                                                                                                       845,325

Property, plant and equipment, net                                                                     551,685
                                                                                              -----------------

  Total assets                                                                              $        1,397,010
                                                                                              =================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities                                                   $        1,420,722

 Payable to related parties                                                                             95,309
 Note payable                                                                                           25,000
                                                                                              -----------------

  Total current liabilities                                                                          1,541,031
                                                                                              -----------------

Commitments                                                                                                  -

Stockholders' deficit:
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 15,966,633 shares issued and outstanding                                                  15,967
 Additional paid-in capital                                                                            997,816
 Accumulated deficit                                                                               (1,157,804)
                                                                                              -----------------

  Total stockholders' deficit                                                                        (144,021)
                                                                                              -----------------

  Total liabilities and stockholders' deficit                                              $         1,397,010
                                                                                              =================
The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.

(Formerly NovaMed, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

September 30, 2003

                                                                                    Three Months Ended                        Nine Months Ended
                                                                                       September 30,                            September 30,
                                                                           --------------------------------------    ------------------------------------
                                                                                 2003                 2002                 2003               2002
                                                                           ------------------   -----------------    -----------------   ----------------
Revenue                                                                $           1,272,114             251,796            3,604,711          2,403,451

Costs of goods sold                                                                  392,489              66,685              433,708            382,387
                                                                           ------------------   -----------------    -----------------   ----------------

          Gross profit                                                               879,625             185,111            3,171,003          2,021,064

General and administrative expenses                                              (1,377,915)           (590,205)          (3,341,633)        (2,300,926)
                                                                           ------------------   -----------------    -----------------   ----------------

          Loss from operations                                                     (498,290)           (405,094)            (170,630)          (279,862)

Other income (expense):

   Interest expense                                                                  (5,251)             (5,670)           (27,828)              (6,270)

   Other income                                                                       19,542              11,530              30,594              35,102
                                                                           ------------------   -----------------    -----------------   ----------------
          Net loss before income taxes                                             (483,999)           (399,234)            (167,864)          (251,030)

Provision for income taxes                                                                 -                   -                    -                  -
                                                                           ------------------   -----------------    -----------------   ----------------
          Net loss                                                     $           (483,999)           (399,234)            (167,864)          (251,030)
                                                                           ==================   =================    =================   ================
Loss per common share
   - basic and diluted                                                 $               (.03)               (.03)                (.01)              (.02)
                                                                           ==================   =================    =================   ================
Weighted average common shares -
 basic and diluted                                                                15,511,000          14,866,000           15,296,000         14,866,000
                                                                           ==================   =================    =================   ================
The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.

(Formerly NovaMed, Inc.)

UNAUDITED STATEMENTS OF CASH FLOWS

September 30, 2003

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                             2003                2002
                                                                       -----------------    ---------------
Cash flows from operating activities:
 Net loss                                                          $         (167,864)          (251,030)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation                                                                 116,226             72,770

  Loss on disposal of assets                                                       463                  -

  Stock issued for services                                                    222,199       -

  Provision for losses on inventories                                            2,300                  -

  Provision for staff termination benefits                                       5,569                  -
  (Increase) decrease in:
  Receivables                                                                3,290,894            105,546
  Inventory                                                                    (45,840)           (6,975)

  Prepaids and Other Assets                                                   (108,758)                 -

  Receivable from related parties                                             (316,215)                 -
   Increase (decrease) in:

         Checks in excess of cash                                                    -            162,679
  Accounts payable and accrued liabilities                                 (7,364,969)            246,503
  Payable to related parties                                                 (288,833)          (184,553)

  Staff termination  benefits paid                                               (891)                  -
                                                                       -----------------    ---------------
  Net cash provided by (used) in operating
  activities                                                               (4,655,719)            144,940
                                                                       -----------------    ---------------

Cash flows from investing activities:
Acqusition of property, plant and equipment                                   (215,633)         (366,848)

Proceeds from the disposal of equipment                                            355                  -
                                                                       -----------------    ---------------
             Net cash used in investing activities                            (215,278)         (366,848)
                                                                       -----------------    ---------------

Cash flows from financing activities:

Proceeds from sale common stock                                                223,830                  -

Proceeds from contributed capital                                              200,000                  -
                                                                       -----------------    ---------------

             Net cash provided by financing activities                         423,830                  -
                                                                       -----------------    ---------------
             Net decrease in cash                                          (4,447,167)          (221,908)
Cash, beginning of period                                                    4,582,012            221,908
                                                                       -----------------    ---------------
Cash, end of period                                                $          134,845
                                                                                                        -
                                                                       =================    ===============
The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.

(Formerly NovaMed, Inc.)

UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Note 1 – Organization and Basis of Presentation

WWA Group, Inc. (formerly Novamed, Inc.)(the Company), a Nevada corporation, was incorporated on November 26, 1996. During the periods presented, the Company has been primarily engaged in seeking a potential merger opportunity with an operating company.

World Wide Auctioneers, Ltd. (WWA Dubai) was incorporated as a limited liability company in the territory of the British Virgin Islands under the International Business Companies Act, Cap 291 on March 20, 2000. WWA Dubai’s principal activities are the trading and auction of used and unused construction, transportation, and marine equipment.

On August 8, 2003, the Company completed a stock exchange agreement wherein the Company acquired 100% of WWA Dubai through the issuance of 13,887,447 shares of common stock in a transaction wherein WWA Dubai become a wholly-owned subsidiary of the Company. Upon closing of the transaction, the shareholders of WWA Dubai owned approximately 91% of the issued and outstanding shares of the Company. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock immediately following the transaction, the transaction has been accounted for as a reverse acquisition.

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002 and form 8K filed with the Securities and Exchange Commission on August 25, 2003. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 – Summary of Significant Accounting Policies

Net Loss Per Common Share— Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. Revenue Recognition-Revenue comprises the commission receivable on acting as agents in auction sales and revenue from trading of goods. Revenue is recognized when the goods are delivered, evidence of an arrangement exists and the auction commission is fixed or determinable, and collection is reasonably assured.

Stock-Based Compensation- The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company granted no options during the periods ending September 30, 2003 and 2002.

Principles of Consolidation-The consolidated financial statements include the accounts of the Company, and its subsidiary. All significant inter-company balances and transactions have been eliminated.

Note 3 — Going Concern

At September 30, 2003 the Company had a working capital deficit, an accumulated deficit, and negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources and/or achieving positive cash flows from operations. There can be no assurance that the Company will be successful in these efforts.

Note 4 — Prepaid Expenses and Other Assets

Prepaid expense of $108,758 consist primarily of travel and salary advances to officers and director’s of the Company of approximately $70,000. Other amounts consist of refundable deposits and other prepaid expenses.

Note 5 — Related Party Receivables and Payables.

Related party receivable of $417,407 consist or receivables which were transacted by WWA Dubai, before merging into the Company and are due from companies controlled by officer’s and director’s of the Company.

Related party payables of the Company include amounts due to entities controlled by officers and directors of the Company in the amount of $95,309 as of September 30, 2003.

Note 6 — Business Combination

On August 5, 2003, NovaMed, Inc., (“Company”) entered into a Stock Exchange Agreement (“Agreement”) with World Wide Auctioneers, Inc. (“WWA”) wherein the Company agreed to issue to the shareholders of WWA 13,887,447 shares of its common stock in exchange for the 50,000 shares that constitute all the issued and outstanding shares of WWA’s wholly owned subsidiary World Wide Auctioneers, Ltd. (“WWA Dubai”). The parties closed the Agreement on August 8, 2003 with the Company’s acquisition of WWA Dubai. The share issuances to the shareholders of WWA included the agreement to issue 7,525,000 shares of the Company’s common stock to Asia4Sale.com, Inc., the majority shareholder of WWA. The authorized share issuance to Asia4Sale.com, Inc. and the other shareholders of WWA effectively constitutes a change in control of the Company with Asia4Sale.com,Inc. alone exercising voting control over 47.8% of the Company’s issued and outstanding common stock on August 8, 2003.

Because the shares issued in the transaction represent control of the total shares of the outstanding common stock immediately following the transaction, the transaction has been accounted for as a reverse acquisition. Note 7 — Common Stock The Company issued the following shares during the nine months ended:

555,498 shares issued for commission services valued at $0.40 per share in conjunction with the reverse merger.

223,830 shares issued for cash at $1.00 per share

In addition, the Company received contributed cash of $200,000.

Note 8 – Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45‘s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No. 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Ethics” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In the event a variable interest entity is identified, this pronouncement may have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management is continually evaluating the effect that the adoption of SFAS No. 149 but believes it will have no material affect on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on results of operations or financial position.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, stock based compensation, and allowance for doubtful accounts we apply the following critical accounting policies in the preparation of our financial statements:

Revenue Recognition

Revenue comprises the commission receivable on acting as agents in auction sales and revenue from trading of goods. Revenue is recognized when the goods are delivered, evidence of an arrangement exists and the auction commission is fixed or determinable, and collection is reasonably assured.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivables. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company’s fiscal year end is December 31.

General

On August 8, 2003 the Company acquired World Wide Auctioneers, Ltd. (“WWA”) as a wholly owned subsidiary from WWA World Wide Auctioneers, Inc. and its shareholders in exchange for 13,887,447 of the Company’s common stock.

WWA is an international equipment auction company based in the United Arab Emirates that holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. WWA’s business focus is on selling on behalf of consignors rather than buying or selling on its own account, eliminating any conflict between its own interests and those of buyers or sellers.

WWA has conducted heavy equipment consignment auctions in Dubai and Jakarta, Indonesia using a sophisticated auction and mailing information system developed in-house over two years of holding auctions. Management is in the process of formalizing agreements to auction large packages of equipment in the U.S., South America and Australia. Equipment, once secured, will be auctioned either in Dubai or through a Company’s joint venture partner in Australia. Joint ventures to conduct auctions in China, South America and India are also under consideration.

Results of Operations

Sales

Sales for the three months ended September 30, 2003 increased to $1,272,114 from $251,796 for the three month period ended September 30, 2002, an increase of 405%. Sales for the nine months ended September 30, 2003 increased to $3,604,711 from $2,403,451 for the nine month period ended September 30, 2002, an increase of 50%. The increase in revenues over the three and nine month periods is primarily attributable to the increasing number of auctions in which the Company is involved. During 2003 the Company was involve in three major auctions as compared to two major auctions during 2002.

The Company experienced it lowest revenue period in the second and third quarters of 2002 and 2001, due to the off season for auctions in Dubai. Whereas the fourth quarters of 2002 and 2001 generated the highest revenue for the Company in 2002 and 2001. During 2003 to date, the Company has held major revenue producing auctions in Dubai over both the second and third quarters and has established a more consistent auction schedule going forward.

Revenue from two major auctions in Dubai, one in Australia, and one in Jakarta, Indonesia in the fourth quarter of 2003 are expected to produce additional revenue over that realized in the third quarter.

Losses

Net losses for the three months ended September 30, 2003 increased to $483,999 from $399,234 for the three month period ended September 30, 2002, an increase of 21%. Net losses over the three month periods increased primarily due to a significant increase in general and administrative expenses. Net losses for the nine months ended September 30, 2003 decreased to $167,864 as compared to a net lose of $251,030 for the nine month period ended September 30, 2002, a decrease of 33%. Comparative net losses over the nine month periods decreased from 2002 to 2003 due a significant increase in revenues in the third quarter.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 increased to $1,377,915 from $590,205 for the three month period ended September 30, 2002, an increase of 133%. The increase in selling, general and administrative expenses is a result of higher personnel costs, stock compensation expense associated with the business combination and the direct auction costs associated with holding a major auction in the third quarter. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased to $3,341,633 from $2,300,926 for the nine month period ended September 30, 2002, an increase of 45%. The Company expects that selling, general and administrative expenses will remain relatively consistent over the next twelve months, with an increase in selling costs directly associated with the increase in the number of auctions held.

Cost of goods sold for the three months ended September 30, 2003 increased to $392,489 from $66,685 for the three month period ended September 30, 2002, an increase of 489%. Cost of goods sold for the nine months ended September 30, 2003 increased to $433,708 from $382,387 for the nine month period ended September 30, 2002, an increase of 13%. The Company expects that the cost of goods sold will continue to rise with the number of auctions held over the next twelve months.

The Company engages in the limited purchases of equipment for resale. The cost of goods sold is primarily attributable to the purchase and sale of that equipment. Due to the variable nature of this practice the purchase and sale of equipment can fluctuate over every given period. During the current three month period presented, the Company sold a substantial number of its own equipment items in comparison with the same period in the prior year.

Depreciation and amortization expenses for the nine months ended September 30, 2003 and September 30, 2002 were $116,226 and $72,770 respectively.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operating activities was $4,655,719 for the nine months ended September 30, 2003, as compared to cash flow provided by operating activities of $144,940 for the nine months ended September 30, 2002. Negative cash flows from operating activities are primarily attributable to a significant decrease in accounts payable. There can be no assurance that the Company will be able to raise sufficient capital to meet its working capital needs. In addition, there can be no assurance that the operations will generate positive cash flows

Cash flow generated from financing activities was $423,830 for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002. The cash flows from financing activities resulted from private equity placements and cash contributions from shareholders.

The Company has funded its cash needs from inception through September 30, 2003 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company has a working capital deficit in which the Company may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Capital Expenditures

Cash flows used in investing activities in property and equipment decreased in the nine months ended September 30, 2003 and 2002 to $215,278 and $366,848 respectively.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On August 8, 2003 the Company authorized the issuance of 13,887,447 shares of common stock to WWA World Wide Auctioneers, Inc. for distribution to the shareholders of WWA World Wide Auctioneers, Inc. pursuant to the terms of a stock exchange agreement whereby the Company acquired World Wide Auctioneers, Ltd., relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company’s shares were then distributed to 476 individuals and entities defined as non-US persons in reliance on Regulation S and 3 individuals and entities defined as US persons in reliance on Section 4(2) of the Securities Act.

The Company made this offering to the US persons based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only three offerees who were issued the Company’s stock pursuant to the terms of a stock exchange agreement; (3) the offerees stated an intention not to resell the stock and have continued to hold same since the shares were acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to re-sales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time the stock exchange agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On August 8, 2003 the Company authorized the issuance of 555,498 shares of common stock to Pacific Seaboard Advisors as a finder’s fee pursuant to the terms of a stock exchange agreement whereby the Company acquired World Wide Auctioneers, Ltd relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act, as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock as a finders fee; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On September 30, 2003 the Company authorized the issuance of 223,830 shares of common stock to 16 individuals and entities valued at $1.00 a share pursuant to the terms of certain subscription agreements relying on exemptions provided by Regulation S.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time the subscription agreements were executed, and ensuring that the persons to whom the shares were issued were non-U.S. persons with addresses in foreign countries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2003, the Company’s board of directors adopted resolutions proposing and declaring advisable an amendment to our articles of incorporation. Specifically, the board of directors proposed that the Company’s articles of incorporation be amended to permit a change in the Corporation’s name from “NovaMed, Inc.” to “WWA Group, Inc.” and to confirm Eric Montandon, Cornelis van Lieshout and Digamber Naswa as comprising the Company’s board of directors.

On August 8, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, the amendment to the Company’s articles of incorporation was adopted by the written consent of holders of 10,025,000 or 63.7% of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon in accordance with the provisions set forth in the Nevada Revised Statutes Chapter 7 78.320(2) and Article II, Section 2.10 of the Company’s bylaws. The change in the Company’s name to WWA Group, Inc. was effected on September 28, 2003 on filing with the Nevada Secretary of State.

On August 8, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, Eric Montandon, Cornelis van Lieshout and Digamber Naswa were confirmed as comprising the Company’s board of directors by the written consent of holders of 10,025,000 or 63.7% of the Company’s common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the period covered by this report.

(i)	On August 25, 2003, the Company reported the acquisition of World Wide Auctioneers, Ltd., the change in control of the Company and the appointment of new officers and directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

WWA GROUP, INC.

/s/ Cornelis van Lieshout

Cornelis van LieshoutChief
Executive Officer and Director

/s/Digamber Naswa

Digamber NaswaChief
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

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

Certificate of Amendment of the Articles of Incorporation of the Company changing the name of the Company from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of the Company's Form 10SB12G/A as filed with the SEC on November 29, 1999).

3(i)(d)	Attached	Certificate of Amendment to the Articles of Incorporation of the Company changing the name of the Company from NovaMed, Inc. to WWA Group, Inc.
3(ii)	*	Bylaws of the Company adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of the Company's Form 10SB12G/A as filed with the SEC on November 29, 1999).
10	*	Stock Exchange Agreement between the Company and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the SEC on August 25, 2003).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings.