Form 10KSB
period 2003-12-31
WWA GROUP INC
filed 2004-03-30
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______

Commission file number: 000-26927
WWA GROUP, INC.
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

The registrant's net sales for the year ended December 31, 2003 were $6,233,803.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $7,927,580 based on the average closing bid and asked prices for the common stock on March 25, 2004.

On March 30, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 15,967,803.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History.

As used herein the term “WWA Group” refers to WWA Group, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. WWA Group, Inc. was incorporated in Nevada on November 26, 1996, as Conceptual Technologies, Inc. On April 9, 1998, Conceptual Technologies, Inc. changed its name to NovaMed, Inc. to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003 NovaMed, Inc. acquired World Wide Auctioneers Ltd. (“WWA Dubai”) an international equipment auction company based in the United Arab Emirates that holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. The name of NovaMed was subsequently changed to WWA Group, Inc. to reflect the acquisition and the new business focus.

Since the owners of WWA Dubai obtained the majority of the outstanding shares of WWA Group through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of WWA Group and WWA Dubai is considered the acquirer for accounting purposes. The narrative and consolidated financial statements herein include the operations of WWA Dubai from January 2002 through August 8, 2003, and the operations of the combined entity from August 8, 2003 through December 31, 2003.

WWA Group’s U.S. business office is located at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281 and its telephone number is (480) 505-0070. WWA Group’s registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. WWA Group maintains its principal place of business in the Jebel Ali Free Zone, Dubai UAE.

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG.OB”.

Description of Business.

WWA Group has been engaged in the auctioning of transportation and industrial equipment since its incorporation in August of 2000. WWA Group operates its largest auctions at its primary facility in Dubai, United Arab Emirates, where 16 major un-reserved auctions have been held since March 2001. WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. WWA Group also sells light vehicles and other related items such as boats and motorcycles.

All of WWA Group’s auctions are unreserved, meaning that there are no minimum or reserve prices; each and every item is sold to the highest bidder on the day of the auction. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results. Further, WWA Group is an international equipment auction company that holds unreserved auctions almost entirely for the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auction, meaning they auction a significant amount of equipment that they own. When an auction company becomes involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. WWA Group focuses its business on selling for the consignor rather than competing with the bidders.

Although WWA Group is becoming increasingly active in procuring consigned equipment to be sold at its auctions, WWA Group’s gross auction sales represent a minute fraction of the estimated $100 billion dollars worth of industrial equipment that transfers ownership on an annual basis.

In this document WWA Group refers to “Gross Auction Sales.” Gross Auction Sales are defined as the total gross proceeds to the seller from final bid prices paid on all equipment and other items sold at any WWA Group auction, or the total proceeds from prices paid for any items by competitors. Gross Auction Sales are not a measure of WWA Group’s revenue and are not presented in its consolidated financial statements. Gross Auction Sales are a measure of WWA Group’s operating performance and WWA Group believes that Gross Auction Sales provide the most meaningful comparative measure of its relative operating performance between periods, and its sales activity relative to the overall market.

Auction Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; and buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible. Auction Revenues may be compared to Gross Auction Sales as a measure of relative operating performance between periods.

Trading Revenues are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or in private sales. All costs of goods sold are accounted for under direct costs. Trading Revenues can be earned and Direct Costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. Gross profit on guaranteed consignments come from proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on guarantee contracts are to be treated the same as inventory for accounting purposes. WWA Group’s exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

WWA Group guaranteed no net proceeds to any consignor for any equipment in 2003, and sold approximately $700,000 worth of WWA Group owned equipment at its auctions in all of 2003.

Live on-line bidding is a significant component of WWA Group’s ability to involve bidders in locations remote from any given physical auction site in participating in the auction process. WWA Group conducts live on-line bidding in partnership with GoIndustry, a leading on-line asset auction company. WWA Group is further developing its own proprietary systems designed to enhance the best features of existing auction technology that has been successfully utilized at many of the WWA Group auctions.

WWA Group also manages unreserved auctions in Jakarta, Indonesia, and Perth, Australia through operating joint ventures with local registered auction companies.

WWA Group manages auctions and licenses its name, customer database, and auction system software and hardware to WWA Australia Pty. Ltd., a separately owned private company. Pursuant to a management agreement, WWA Group is reimbursed for all hard costs incurred while assisting with WWA Australia Pty. Ltd. with its auctions, and is entitled to fees based on gross auction sales at each auction. WWA Group and WWA Australia Pty. Ltd. have one common manager/director in order to protect WWA Group’s name, proprietary data and systems. WWA Group also has a right of first refusal to acquire WWA Australia Pty. Ltd. WWA Australia Pty. Ltd. is not reliant on financial support from

WWA Group, and WWA Group has no commitment or financial obligation to WWA Australia Pty. Ltd.

WWA Group participates in auctions in Indonesia in cooperation with International Auction Multi-Machine (“IAM”), a separately owned and managed Indonesian-registered auction company, in which it is a minority (19%) shareholder. IAM is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to IAM. WWA Group assists IAM with supervisory staff, advertising and operating systems on an informal basis, in order to protect and enhance the value of its investment in IAM.

WWA Group managed its first auction in Western Australia on November 7, 2003. Further auctions in Australia are planned for 2004. IAM held four auctions in 2003, and plans for at least four more auctions in 2004. WWA Group is considering other joint venture opportunities with foreign auction companies and intends to establish additional permanent sites of its own. WWA Group expects that new managed and permanent auction sites will come into operation in 2004 expanding the world wide reach of its auction business.

WWA Group has auctioned over $165 million dollars worth of vehicles and equipment since its formation. The equipment auctioned was comprised of more than 18,000 items from 1,000 consignors that were sold to over 2,500 bidders from its Dubai site alone. WWA Group controls a market share of nearly 50% of all industrial equipment auction sales concluded in Dubai in 2003, and the market is projected to continue to grow.

WWA Group has a permanent auction site and corporate headquarters in Dubai, United Arab Emirates and representation in the Netherlands, South Africa, Australia, Singapore and Hong Kong in addition to its business office in Tempe, Arizona.

Description of Industry

WWA Group operates in the auction segment of the global industrial equipment marketplace, selling virtually all types of equipment through unreserved public auctions. Industry analysts estimate that there is approximately $1 trillion of used industrial equipment in circulation worldwide, and that around $100 billion of that equipment changes ownership each year. However, of the equipment that changes ownership only a fraction of that equipment is sold through auctions, the majority of the equipment being sold directly by the owner or through dealers and brokers.

The industrial equipment auction business is relatively insulated from cyclical economic trends. Many of the factors that might prompt owners to sell equipment also creates an environment in which equipment buyers opt for high quality used equipment rather than more expensive new equipment. Auctioneers can therefore take advantage of economic downturns as well as upturns, whereas private dealers’ revenue and profit margins tend to be negatively influenced by regional market downturns. Auctions are well known for their cash transactions, where private dealers can often rely on buyer financing for many of their sales transactions. Availability of buyer financing can be uncertain in cyclical developing markets. Further, industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location.

During 2003, major development and reconstruction projects in the Middle East and certain former Russian provinces supported by higher oil and mineral prices caused a significant increase in production orders placed with the largest producers of construction and earthmoving equipment. According to the Association of Equipment Manufacturers (“AEM”) year end 2003 industry report, 2003 was one of the best years in recent history for new equipment sales growth and AEM analysts expect that 2004 will be even better. The AEM industry report also provides a breakdown and analysis of changes in industrial equipment sales by region on a percentage basis from 2002 to 2003 with an estimate of the anticipated change from 2003 to 2004. The report summary below shows the percentage increase, by category and by region, in new equipment sales from 2002 to 2003, with an estimate of percentage increases from 2003 to 2004. Increases in new equipment production generally indicate an increase in the quantity of used equipment in the marketplace. The increase in equipment production orders is expected to continue over several years. The net effect of this growth is an increase in the volume of used industrial equipment changing hands in future periods both privately and at auction.

                                       United States %              Canada %               Other Worldwide %
Type of Equipment                   2002/2003    2003/2004    2002/2003    2003/ 2004    2002/2003    2003/2004
Earthmoving Machinery                  4.9          7.2          6.5          6.5           3.9          5.2
Lifting Equipment                      -7.0         2.4         -4.5          1.8          -2.7          2.3
Bituminous Machinery                   -1.5         7.1         -3.0          5.6          -5.6          2.8
Concrete/Aggregate Machinery           -7.0         3.0          0.0          2.4           1.1          2.8
Light Equipment                        1.1          5.1          0.8          2.4           0.3          3.3
Attachments/Components                 0.6          6.4          2.2          3.5          -0.1          3.1
Miscellaneous                          0.3          3.8          0.7          3.3           3.7          2.3

WWA Group expects to grow its auction business based not only on the fact that the size of the industrial equipment market continues to grow but also on management’s belief that the popularity of selling equipment through the auction process will increase. Industry estimates indicate that approximately US$70 Billion dollars worth of used equipment is sold outside of North America each year, of which only about 1% is sold at international auctions. WWA Group believes that the this percentage will increase in line with the 15-20% market share for all used equipment trading transactions realized in North America at auction. The belief that the auction segment of the industrial equipment market will continue to grow is supported by the perceived advantages that auction sales bring to both consignors and bidders. The advantages include:

—	The ability of auctioneers to sell a wide range of equipment and related assets, offering a more comprehensive choice to bidders, is attracting more buyers. Industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location;

—	Truly un-reserved auctions attract buyers who are willing to travel to an auction or bid on-line on items they believe they can buy for fair prices; an auction house that builds a reputation for fair practices to buyers and delivery of goods as represented, builds its return buyer base;

—	The transparency of the international used equipment market at auctions, due to the publicly attended nature of auctions and the quality of the information available to any location through the Internet, is attracting more buyers to auctions as they become more familiar with market prices;

—	New auction technologies, several of which have been introduced by WWA Group in its market, result in a more comfortable auction experience for buyers.

All of the above factors are attracting more buyers to auctions, and better quality end-user buyers. A proven record of large attendance of buyers at an auction house attracts larger consignments. Consignors are then able to generate bulk cash proceeds from the sale of their equipment quickly and efficiently at auction, at premium net proceeds.

Regional Market Analysis

WWA Group conceived its business in Dubai, the geo-political business center of the Persian Gulf region. Dubai is the trans-shipment center for several of the largest consuming and fastest developing countries in the world. The U.A.E. Saudi Arabia, Iran, Qatar, Kuwait and Bahrain host thousands of equipment traders. WWA Group estimates that approximately US$5 Billion worth of used construction, transportation and industrial equipment (including second hand cars and other light vehicles) changed hands in Dubai in 2003. Iran and Saudi Arabia were the largest importers of equipment sold by dealers and equipment auction companies in Dubai during 2003.

In 2000 WWA Group identified Dubai as a pro-business, established trading hub that would be an ideal location to grow the equipment auction business. While the overall market for used equipment in Dubai has grown substantially from 2000 through 2003, WWA Group has grown its gross auction sales at a rate greater than the general growth rate of the Dubai auction market.

The increase in oil revenues in the GGC states (United Arab Emirates, Qatar, Oman, Bahrain, Kuwait and Saudi Arabia), up from US$61 billion in 1998 to a 2003 level of US$135 billion, has resulted in a significant increase in construction spending in the region. The biggest earner among the GCC countries has traditionally been Saudi Arabia, with the UAE and Kuwait second and third. From the demand side, one of the world’s fastest growing and youngest populations is pushing construction forward. The UAE is the leading destination of tourists in the Gulf region, and one of the largest in the world, with an estimated 6.5 million visitors in 2003.

The GGC countries reported an average economic growth rate of 4.5% in 2003. Although the UAE’s 2003 economic growth is reported to have been around 4.5 percent, the non-oil sector’s growth for last year is estimated at 11 percent. Much of the UAE’s non-oil sector growth is due to construction and tourism. Dubai’s reduced dependence on oil and planned growth strategies have brought long-term stability to the Emirate.

The Dubai Department of Economic Development reported in early 2004 that Dubai plans to invest over US$50 billion dollars on real estate development by 2010. It is estimated that the other six Emirates in the UAE, combined, will match that construction spending figure by 2010.

Qatar recently announced it had awarded a US$2.5 billion contract to US construction firm Bechtel to build the 1st phase of the new Doha airport, estimated to cost over US$6 Billion by 2015. Qatar has also recently awarded several large construction contracts for facilities for the 2006 Asia Games.

The National Commercial Bank in Jeddah, Saudi Arabia reports construction in Saudi Arabia is booming due to a rapidly growing population, availability of consumer loans from commercial banks and easy long term credit from the Real Estate Development Fund. According to the Riyadh Convention Center, Saudi Arabia’s current 5-year infrastructure and public sector building plan is valued at US$35 billion. US$25 billion is to be spent on infrastructure network upgrade and expansion $2 billion will be spent on housing, $6 billion on municipalities, and $2 billion on general construction. Plans also call for the building of 600 new factories, expanding university campuses, and doubling the Kingdom’s desalination capacity through 300 water projects. The electrical generation, transmission and distribution projects are valued at $117 billion. 600,000 housing units are also being built over four to five years.

Approximately US$18.6 billion worth of contracts are to be awarded by the U.S. Government to rebuild Iraq during 2004. This amount is part of the $87.5 billion of total support that the US government has committed for Iraq infrastructure, security and ongoing operations, according to the U.S. Minister for Commercial Affairs in Iraq. While all of the prime contracts will go to companies in coalition nations, the subcontracting is open to companies from all nations and this will amount to much of the $18.6 billion.

According to the governor of Basra, Iraq, Iraqi reconstruction costs could exceed US$500 billion. Total commitments by the G-7 countries, the U.N and the World Bank for Iraq reconstruction are reported at approximately US$100 Billion to date.

According to the Paris-based Arab Petroleum Research Centre (APRC), the world’s five leading oil powers, including the UAE, Saudi Arabia, Kuwait, Iraq and Iran, will be investing an average of US$18-20 billion a year into expansion projects that will boost their output to more than 42 million barrels per day before 2007.

The current and projected rate of construction spending in the Gulf region indicates the market for used industrial equipment will continue to be strong and active in the near future. WWA Group expects to capture a significant share of this market in Dubai, and is considering expanding into other locations in the Gulf region.

Government Regulation.

WWA Group’s operations are currently subject to the laws and regulations of the Jebel Ali Free Zone Authority (Dubai) relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening of other facilities in other locations may subject WWA Group to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of auction sites depends upon the receipt of required licenses, permits and other governmental authorizations. Further, WWA Group may be subject to various local zoning requirements with regard to the location of its auction sites, which may vary from location to location.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

WWA Group believes it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, WWA Group believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Competition.

The international used industrial equipment market is fragmented and very competitive. WWA Group competes for potential purchasers of industrial equipment with competitors such as equipment manufacturers, distributors and dealers, and equipment rental companies. When sourcing equipment to sell at WWA Group’s auctions, it competes with other auction companies outside of Dubai, equipment dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales. Many of these competitive businesses are significantly larger than WWA Group with substantially greater resources and operating histories.

The Gulf Region used equipment auction market has two only significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA). RBA is a Canadian based company reporting over US$1.6 Billion in gross auction sales from 90 locations in North America and 18 other countries. RBA is the world’s largest un-reserved equipment auctioneer, and holds a dominate position in certain geographic locations.

WWA Group entered the Dubai market as a direct competitor to RBA in 2001, and auctioned approximately $25 Million worth of equipment, as compared to RBA reports at the time of about $45 Million being sold at its 3 Dubai auctions in 2001. In 2002 WWA Group auctioned approximately $49 Million worth of equipment, as compared to RBA reports at the time of approximately $70 Million in gross auction sales in Dubai. In 2003 WWA Group auctioned approximately $89 Million of equipment, as compared to RBA reports at the time of approximately $105 Million in gross auction sales in Dubai. In December 2003 and March 2004, WWA Group auctioned US$45 million worth of equipment, as compared to RBA reports of approximately $38 Million in gross auction sales at their two auctions in December 2003 and March 2004. More importantly, the combined gross sales by equipment auctioneers in Dubai grew from US$33 Million in 2000, prior to WWA Group’s entry, to nearly US$200 Million in 2003. This suggests that the equipment auction market share has substantial room to grow internationally with the advent of competition in certain underserved markets.

There are periodic small government auctions of construction equipment in other areas of the Gulf region, namely Saudi Arabia. There are also regular larger auctions held by Saudi Aramco and other large companies in Saudi Arabia and other countries in the Gulf region. However, these are generally reserved private auctions held by local operators targeting local buyers, and are not considered competitors to WWA Group.

WWA Group competes with other auction companies in other parts of the world for buyers due to Internet access to numerous on-line auctioneers of used equipment, mainly based in the U.S and Japan. However, WWA Group believes there is no substitute for physical auctions when it comes to attracting and retaining buyers, and does not believe there is any significant competition from on-line auction companies or physical auction companies operating outside of WWA Group’s primary market.

WWA Group can offer no assurance that it will continue to be successful in competing with existing and emerging equipment auction businesses in the Gulf region. However, WWA Group believes that it has certain distinctive competitive advantages over all or many of its competitors that have enabled it to attract an increasing number of consignors and bidders to its auctions, and an increasing market share. WWA Group bases this belief on its realization of significant growth in the relatively short term since becoming involved in the auction of industrial equipment.

Key to WWA Group’s competitiveness is in its practice of being the only international equipment auction company that holds unreserved auctions almost entirely for the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auction. When an auction company becomes involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. WWA Group focuses its business on selling for the consignor rather than competing with the bidders. WWA Group believes that its growing reputation for conducting auctions only for the participants is a primary competitive advantage.

WWA Group’s primary competitor in Dubai reports that it “underwrites” (guarantees or purchases) approximately 25% of the equipment sold in its auctions around the world, as opposed to WWA Group’s total underwriting in 2003 of approximately $700,000, or less than 1% of gross auction sales.

WWA Group relies upon certain other competitive advantages in its efforts to position itself as a leader in the auction business in the Gulf region. These advantages include WWA Group’s ability to offer very competitive buyer and seller commissions due to its smaller infrastructure size and maintaining its corporate headquarters at its primary auction facility.

WWA Group has also introduced new auction technologies to the industry, and management believes that WWA Group is the world’s first physical industrial equipment auction company to combine such technologies. These new features include:

o Fully enclosed air-conditioned bidding arena with glass viewing windows during summer season

o Plasma TV screen presentation of items to be sold, with dual currency live asking price displays

o Wireless electronic bidding buttons that bidders can use if they prefer to keep their buying strategy discreet from the other attending public bidders, with high bidder number appearing on the plasma TV screen

o Video auctions of late arriving imported equipment after each physical auction

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers.

Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to WWA Groups operating efficiency and reduced errors. WWA Group has a less restrictive policy than its competitors regarding new technology and procedures, and its executive officers play a major role in operations, therefore allowing the company to test and implement new ideas very quickly.

Personnel can have a significant impact on the competitive nature of any business. WWA Group employs a dedicated staff of professionals with substantial expertise in marketing, assembling and conducting auctions on an international basis. The commitment of these individuals to excellence in conducting auctions in concert with hands on customer service give WWA Group a competitive advantage over less professional organizations within the auction business.

While focusing on developing its stated competitive advantages, WWA Group is also in the process of increasing the number of locations at which it conducts auctions. WWA Group has conducted auctions to date in four separate countries and expects to increase the number of auction sites in the near term. WWA Group’s participation in auctions with its joint venture partners in Australia and Indonesia enables the collection of buyer and seller data, exposure to potential customers and consignors and the compilation of information related to other markets. The expansion of auction sites is another means by which WWA Group expects to transcend local market conditions by transporting the auction business to physical centers of industrial equipment activity. WWA Group believes that there are numerous locations in the world that are underserved by equipment and transport auction companies.

Employees.

WWA Group currently has 31 full time employees and 2 part time employees. Management of WWA Group expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees.

Reports to Security Holders.

WWA Group’s annual report will contain audited financial statements. WWA Group is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. WWA Group files all of its required reports and other information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that are filed by WWA Group with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by WWA Group with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

WWA Group currently maintains its offices at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281. The office space is comprised of 2,500 square feet for which WWA Group pays $1,600 on a monthly basis. The office lease is due to expire in June 2006. WWA Group also maintains a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates on a 15 acre lot for which it pays $220,000 on a yearly basis. The site lease is due to expire on December 31, 2004. A new 15-year lease agreement for a 27-acre property in the Jebel Ali Free Zone has been submitted to WWA Group for signature by the Jebel Ali Free Zone Authority, but final negotiations are still underway.

ITEM 3. LEGAL PROCEEDINGS

WWA Group is currently not a party to any pending legal proceeding, other than as is described below.

The World Wide Auctioneers Ltd., WWA Group’s Dubai subsidiary is a defendant in a lawsuit filed by Abdullah Ahmed Ali (AAA) Const. Equipment Co. (Sharjah, UAE) in May 2003.

While attending the WWA Group Dubai auction, held April 8-10, 2003, the plaintiff was the highest bidder on Lot 1336, a Link Belt LS218H Crawler Crane. The day after the auction World Wide Dubai was made aware that the crane was subject to a previously unsettled lien and therefore the crane was not legally transferable. World Wide Dubai invoked Clause 4 of the signed Bidder’s Agreement whereby the auctioneer has the right to cancel any sale at its discretion. World Wide subsequently penalized the seller for non-delivery of clear title, and offered this penalty amount to AAA. AAA refused this offer, and also refused to accept the refund of the purchase price paid for the crane by wire transfer from AAA to World Wide Dubai on April 11, 2003.

AAA filed a case against World Wide Dubai in a Dubai court for delivery of the equipment. The first hearing of the case was fixed for June 10, 2003 and subsequently extended several times until the next hearing is set for March 28, 2004. The equipment remains in World Wide Auctioneer Ltd.‘s possession. World Wide Dubai denies any liability and intends to vigorously defend against this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

WWA Group’s common stock is traded on Over the Counter Bulletin Board under the symbol WWAG.OB.

The table below sets forth the high and low prices for WWA Group’s common stock for each quarter of 2003 and 2002 that reflects a one for fifty (1:50) reverse split that was effected on May 7, 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2002           March 31                   $0.02                 $0.00
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.12                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.20                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $0.10                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2003           March 31                   $0.10                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.60                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $2.00                 $0.20
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               December 31                $1.80                 $1.00
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of March 30, 2004, there were approximately 892 shareholders of record holding a total of 15,967,803 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

WWA Group has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on WWA Group’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit WWA Group’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6 MANAGEMENTS DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

WWA Group’s business strategy is to continue to grow its positive net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow.

Implementation of WWA Group’s growth model will include expanding its lower cost auction methods, such as on-line auctions and video auctions and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economies of scale at the main Dubai facility are efficient for this purpose. WWA Group also plans to offer high margin buyer and seller services, such as transport and logistics. WWA Group’s control over a large volume of equipment being moved around the world by its regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs.

Nonetheless, WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

WWA Group’s financial condition and results of operations depends primarily upon the volume of industrial equipment auctioned, the prices it obtains at auction for such equipment, and the commission rates it can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group’s future success will depend on its ability to increase the size of its auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction then it can expect a reduction in revenue which may in turn affect the profitability of its business.

Results of Operations

During the period from January 1, 2003 through December 31, 2003, WWA Group has been engaged in the holding of un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates to opening of new auction locations.

For the fiscal year ended December 31, 2003 WWA Group realized a net profit from operations as a result of increased commission revenue as compared to the prior year. WWA Group also incurred an increase in general and administrative expenses over the comparative periods. WWA Group believes that the immediate key to its ability to continue to operate profitably is an increase in the number and size of its auctions in combination with stability or a reduction in general and administrative expenses. Should WWA Group be able to realize this combination of an increase in the number and size of its auctions and a decrease in expenses it will most likely continue to operate at a profit in future periods.

Years ended December 31, 2003 and 2002

Gross Revenue

Revenue for the twelve month period ended December 31, 2003 increased to $6,233,803 from $3,799,237 for the comparable period ended December 31, 2002, an increase of 64%. The increase in revenue was primarily the result of increasing the number of auctions held in Dubai from 4 in 2002 to 5 in 2003 and an increase in the average auction revenue from these auctions. In 2004, 5 major equipment auctions are planned, and several smaller transport auctions are planned. The 1st auction in 2004 on March 13-15, 2004 was nearly twice as large in terms of auction revenue as the March 2003 auction. This reflects continued growth in the marketplace, and puts the Company on track to increase gross auction revenue in 2004 over 2003.

Net Income

Net income for the twelve month period ended December 31, 2003 increased to $594,169 from $236,245 for the comparable period ended December 31, 2002, an increase of 151%. Again, the increase in net profit was primarily the result of the increase in the number of auctions held in Dubai and the increase in the average size of these auctions. The 2003 net profit was reduced by a $222,200 non-cash expense item associated with issuance of stock for services. The Company projects a continued increase in net growth for 2004 based on larger equipment auctions, additional transport auctions, and expansion into higher margin “virtual” auctions and services.

Expenses

General and administrative expenses for the twelve month period ended December 31, 2003 increased to $2,917,793 from $1,931,465 for the comparable period ended December 31, 2002, an increase of 51%. The increase in general administrative expenses is primarily attributed to the $222,200 non cash expense related to stock issuance for services, and an increase in salaries and travel costs associated with attracting consigned equipment. WWA Group anticipates that general and administrative expenses will remain relatively constant or decrease slightly during 2004 because it does not anticipate additional non-cash stock charges such as the expense of $222,200 in 2003. WWA Group anticipates that this decrease in general and administrative expenses will be offset by the addition of sales and management staff, increases in salaries, and increase in promotion expense.

Direct costs for the annual periods ended December 31, 2003, and December 31, 2002 were $2,571,106 and $1,702,009 respectively. Direct costs include the cost of equipment purchased for private sale, and the direct costs associated with holding a specific auction. The increase in direct costs can be attributed to more auctions over the comparative periods and increased advertising expense associated with larger auctions. WWA Group expects that direct costs will continue to rise with the number of auctions held over the next twelve months.

Depreciation and amortization expenses for the annual periods ended December 31, 2003, and December 31, 2002 were $167,830 and $97,029 respectively.

Income Tax Expense (Benefit)

WWA Group recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with the earnings in Dubai were offset by deferred tax assets related to the net operating loss carryforwards of WWA Group, Inc. (formerly Novamed, Inc.). A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations for the twelve month period ended December 31, 2003 was $1,351,470 as compared to cash flow provided by operations of $4,813,972 for the comparable period ended December 31, 2002. The decrease in cash provided by operations over the comparative periods is primarily attributed to a reduction in the increase in auction proceeds payable; this item increased by $2,293,726 in 2003 over 2002, as compared to an increase of $6,848,022 in 2002 over 2001. Increased revenue and stable general and administrative expenses are expected to generate a significant increase in cash flow from operations in 2004.

Cash flow used in investing activities for the twelve month period ended December 31, 2003 was $901,256 as compared to $351,542 for the year ended December 31, 2002. The investment activities in 2003 were comprised of property and equipment purchases, a loan against equipment to be sold at a future auction, and a minority investment in a foreign auction company.

Cash flow used in financing was $23,384 for the year ended December 31, 2003 as compared to $105,125 for the year ended December 31, 2002. The cash used in financing activities was due to significant short term loans and related party loans being paid down, partially offset by funds raised by selling 223,830 shares of common stock in 2003.

WWA Group had a working capital deficit of $177,756 as of December 31, 2003 and has funded its cash needs in 2003 with net profits. Anticipated cash flows from future revenues are expected to be sufficient to fund operations in 2004. However there can be no assurance that WWA Group will generate sufficient cash flows to fund operations. WWA Group had no formal long term lines of credit or other bank financing arrangements as of December 31, 2003. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by yard personnel.

WWA Group has no current plans to make any significant changes in the number of employees, with the exception of the addition of one new officer and one new Asian representative.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2003 and 2002 included in this Form 10-KSB, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policies in the preparation of its financial statements

Revenue Recognition

Auction Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

Trading Revenues are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading Revenue can be earned and Direct Costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. WWA Group’s exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of WWA Group.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on WWA Group’s consolidated financial position, results of operations or cash flows.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of WWA Group.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As WWA Group does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the WWA Group’s consolidated financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on WWA Group’s results of operations or financial condition

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB, other than statements of historical facts, address matters that WWA Group reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of WWA Group. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect WWA Group’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of WWA Group’s business and acceptance of products and services; (iii) the ability of WWA Group to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although WWA Group believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 7. FINANCIAL STATEMENTS

WWA Group’s financial statements for the fiscal year ended December 31, 2003 are attached hereto as pages F-1 through F-19.

WWA GROUP, INC.

Consolidated Financial Statements

December 31, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of WWA Group, Inc. and Subsidiaries

We have audited the consolidated balance sheet of WWA Group, Inc. and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

TANNER + CO.

Salt Lake City, Utah

March 5, 2004

WWA GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31,

Assets                                                                                          2003                 2002
------                                                                                          -------------------------

Current assets:
Cash                                                                                        $  5,006,042        $   4,579,212
Marketable securities                                                                            172,000                   -

Receivables, net                                                                               5,000,615            3,215,272

Inventories                                                                                     366,234                36,387

Prepaid expenses                                                                                  51,281              55,905

Related party receivables                                                                         30,275               45,710

Notes receivable                                                                                 350,000              155,482

Other current assets                                                                              35,532               23,221
                                                                                            ---------------------------------

Total current assets                                                                          11,011,979            8,111,189

Property and equipment, net                                                                      562,012              453,093
Investment in unconsolidated entity                                                              250,000                    -
Other assets                                                                                      10,978               12,075
                                                                                            ---------------------------------
                                                                                            $ 11,834,969           $8,576,357
                                                                                            =================================

Liabilities and Stockholders' Equity (Deficit)
---------------------------------------------
Current liabilities:

Auction proceeds payable                                                                     $ 9,766,775           $7,473,049
Accounts payable                                                                                 559,927              327,190
Accrued expenses                                                                                 534,536              515,836
Related party payables                                                                                 -              316,775
Short term notes payable                                                                         294,226              370,876
Current maturities of long-term debt                                                              34,271               33,789
                                                                                              --------------------------------
Total current liabilities                                                                     11,189,735            9,037,515

Long-term debt                                                                                    14,508               48,779
                                                                                              --------------------------------
Total liabilities                                                                             11,204,243            9,086,294
                                                                                              -------------------------------
Commitments and contingencies                                                                          -                    -

Stockholders' equity (deficit):
Common stock, $.001 par value, 50,000,000 shares
  authorized; 15,966,663 and 13,887,447 shares
  issued and outstanding, respectively                                                            15,967               13,887
Additional paid-in capital                                                                     1,010,527              466,113
Accumulated deficit                                                                            (395,768)            (989,937)
                                                                                               ------------------------------
Total stockholders' equity (deficit):                                                            630,726            (509,937)
                                                                                               ------------------------------

                                                                                          $   11,834,969       $    8,576,357
                                                                                          ===================================

        See accompanying notes to consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

Years Ended December 31,

                                                                                               2003                   2002
                                                                                         ---------------------------------

Revenues from commissions and services                                                   $  5,521,126        $  3,421,250
Revenues from sales of equipment                                                              712,677             377,987
                                                                                        ---------------------------------
Total revenues                                                                              6,233,803           3,799,237

Direct costs                                                                                2,571,106           1,702,009
                                                                                        ---------------------------------
Gross profit                                                                                3,662,697           2,097,228

Operating expenses:
General, selling and administrative expenses                                                2,917,794           1,931,465
Depreciation and amortization expense                                                         167,830              97,030
                                                                                        ---------------------------------
Total operating expenses                                                                    3,085,624           2,028,495
                                                                                        ---------------------------------
Income from operations                                                                        577,073              68,733
                                                                                        ---------------------------------
Other income (expense):
Interest expense                                                                             (54,481)            (24,056)
Other income (expense)                                                                         71,577             191,568
                                                                                        ---------------------------------
Total other income (expense)                                                                   17,096             167,512
                                                                                        ---------------------------------

Income before income taxes                                                                    594,169             236,245

Provision for income taxes                                                                          -                   -
                                                                                        ---------------------------------

Net income                                                                                $   594,169       $     236,245
                                                                                        ---------------------------------

Basic and diluted earnings per common share                                                $     0.04       $        0.02
                                                                                        ---------------------------------
Weighted average shares - basic and diluted                                                14,261,000          13,888,000
                                                                                        ---------------------------------

        See accompanying notes to consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of changes in Stockholders' Deficit

        Years Ended December 31, 2003 and 2002

                                                                                                            Additional
                                                                       Common Stock                         Paid-in              Accumulated
                                                               Shares                 Amount                Capital                Deficit             Total
                                                           --------------------------------------------------------------------------------------------------
Balance, January 1, 2002                                        80,000
                                                                                 $    80,000           $    400,000          $  (1,226,182)  $      (746,182)

Recapitalization of equity in                               13,807,447              (66,113)                 66,113                       -                 -
reverse acquisition

Net income                                                           -                     -                      -                236,245            236,245
                                                           --------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                  13,887,447                13,887                466,113               (989,937)         (509,937)

Acquisition of Novamed, Inc.                                 1,299,858                 1,300              (100,836)                       -          (99,536)

Forgiveness of debt by former parent                                 -                     -                200,000                       -           200,000

Common stock issued for:
Cash                                                           223,830                   224                223,606                       -           223,830
Services                                                       555,498                   556                221,644                       -           222,200

Net income                                                           -                     -                      -                 594,169           594,169
                                                           --------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                 15,966,633             $   15,967         $    1,010,527         $     (395,768)   $       630,726
                                                           --------------------------------------------------------------------------------------------------

        See accompanying notes to consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Years Ended December 31,

                                                                                              2003                   2002
                                                                                          -------------------------------
Cash flows from operating activities:

Net income                                                                                $   594,169            $  236,245
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                                 167,830                97,029
Loss on disposition of assets                                                                   5,191                     -
Stock issued for services                                                                     222,200                     -
Decrease (increase) in:
Accounts receivable                                                                       (1,777,634)           (3,160,919)
Inventories                                                                                 (329,847)               (6,430)
Prepaid expenses                                                                                4,624              (29,518)
Related party receivable                                                                       15,435               287,864
Other current assets                                                                         (12,311)              (11,153)
Other assets                                                                                    1,097              (12,075)
Increase (decrease) in:
Auction proceeds payable                                                                    2,293,726             6,848,022
Accounts payable                                                                              142,694               143,838
Accrued liabilities                                                                            18,700               421,069
                                                                                          ---------------------------------

Net cash provided by operating activities                                                   1,345,874             4,813,972
                                                                                          ---------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                                          (281,940)             (328,585)
Increase in note receivable                                                                 (350,000)             (100,000)
Increase in related party note receivable                                                   (250,000)                     -
Purchase of marketable securities                                                           (172,000)                     -
Payments received on notes receivable                                                         155,482                77,043
Net cash received in acquisition                                                                2,798                     -
                                                                                          ---------------------------------

Net cash used in investing activities                                                     (895,660)             (351,542)
                                                                                          ---------------------------------

Cash flows from financing activities:
Proceeds from short-term notes payable                                                        206,859               317,056
Payments on short-term notes                                                                (303,509)              (83,551)
Proceeds from related party notes payable                                                           -                40,049
Payments on related party notes                                                             (116,775)             (372,535)
Payments of long-term debt                                                                   (33,789)               (6,144)
Proceeds from issuance of common stock                                                        223,830                     -
                                                                                          ---------------------------------

Net cash used in financing activities                                                        (23,384)             (105,125)
                                                                                          ---------------------------------
Net increase in cash and cash equivalents                                                     426,830             4,357,305

Cash and cash equivalents at beginning of year                                              4,579,212               221,907
                                                                                          ---------------------------------

Cash and cash equivalents at end of year                                               $    5,006,042            $4,579,212
                                                                                          =================================

        See accompanying notes to consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.   Organization          Organization
     and                   WWA Group, Inc., (the Company) operates in Jebel Ali, Dubai, United Arab
     Significant           Emerites (U.A.E) under a trade license from the Jebel Ali Free Zone Authority.
     Accounting            The Company's operations primarily consist of the auctioning of used and new
     Policies              heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

                           WWA Group,  Inc.,  includes the accounts of WWA Group, Inc.  (formerly Novamed,
                           Inc.), and its wholly owned  subsidiaries,  World Wide Auctioneers,  Ltd. (WWA)
                           a.k.a.  (Worldwide  Dubai),  a company  incorporated  in the  territory  of the
                           British Virgin Islands on March 20,  2000, which operates in Dubai, U.A.E.; and
                           Novamed Medical Products Manufacturing, Inc. a Minnesota corporation.

                           On August 8, 2003, Novamed,  Inc., a publicly held company,  and WWA executed a stock exchange agreement,  whereby Novamed,  Inc. agreed to acquire 100% of the issued and outstanding  shares of WWA , a wholly owned subsidiary of World Wide
                           Auctioneers  USA,  a company  incorporated  in the state of  Arizona,  USA,  in exchange for  13,887,447  shares of Novamed,  Inc.'s common stock.  Because the owners of WWA became the  principal  shareholders  of the  Company  through the merger, WWA is considered the acquirer for accounting  purposes and this merger is  accounted  for  as  a  reverse  acquisition  or  recapitalization  of  WWA.
                           Corresponding  to the merger of Novamed,  Inc.,  changed its name to WWA Group,
                           Inc.

                           Principles of Consolidation
                           The  consolidated  financial  statements  herein  include the operations of WWA from January 1, 2002 to August 8, 2003, and the consolidated  operations of WWA
                           Group,  Inc. and its  wholly-owned  subsidiaries  (the  Company) from August 8,
                           2003 (date of reverse  acquisition)  to December  31,  2003.  All  intercompany transactions and balances have been eliminated in consolidation.

                           Cash and Cash Equivalents
                           The Company  considers all highly liquid  investments with original  maturities to the Company of three months or less to be cash equivalents.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

1.   Organization          Marketable Securities
     and                   The Company  classifies  all of its  marketable  securities as  "available  for
     Significant           sale."  Securities  classified  as  "available  for  sale" are  carried  in the
     Accounting            financial  statements  at fair value.  Realized  gains and  losses,  determined
     Policies              using the specific identification method, are included in earnings;  unrealized
     Continued             holding gains and losses are reported as a separate  component of stockholders'
                           equity.  Approximately  $150,000 of the Company's marketable  securities are in an entity in which one of the Company's directors serves as a director.

                           Inventory
                           Inventories  consist of equipment  to be sold in auctions,  stated at the lower of  cost  or  market.  The  cost  is  determined  by  specific  identi-fication method.  Cost includes  purchase price,  freight,  insurance,  duties and other incidental expenses incurred in bringing  inventories to their present location and condition.

                           Investment
                           The  Company  accounts  for its 19% equity  investment  in a foreign  affiliate under the cost method of accounting.

                           Property and Equipment
                           Property and equipment are recorded at cost, less accumulated depreciation.
                           Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the leases.  The estimated useful lives of the assets are as follows:

                                                                Years

                           Furniture and fixtures                 4

                           Office equipment                       4

                           Vehicles                               5

                           Leasehold improvements                 5

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

   1.Organization
     and                   Revenue Recognition
     Significant           Revenues from commissions and services consist of revenues earned in the
     Accounting            Company's capacity as agent for consignors of equipment, incidental interest
     Policies              income, internet and proxy purchase fees, and handling fees on the sale of
     Continued             certain lots. All commission revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

                           Trading revenue is defined as gross proceeds on sales of Company owned or underwritten inventory sold at auction or privately.  All costs of goods sold are accounted for under direct costs.  Trading revenue can be earned and Direct Costs can be incurred when the Company guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, the Company can incur a net loss on the sale.  Therefore, sales of equipment on  guarantee contracts are to be treated the same as inventory for accounting purposes.  The Company's exposure from these guarantee contracts can vary over each guarantee contract.  Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

                           Revenues from sales of equipment consist of the auction sale of equipment inventory owned by the Company.  The Company recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonably assured.

                           Stock Based Compensation

                           The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to
                           Employees, and related Interpretations.  Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The Company issued no compensatory options to its employees during the years ended December 31, 2003 and 2002.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

1.   Organization
     and                   Foreign Exchange
     Significant           The Company's reporting currency is the United States Dollar.  The Company's
     Accounting            functional currency is the United Arab Emirates Dirham and the U.S. Dollar.
     Policies              Transactions denominated in foreign currencies are translated into USD and
     Continued             recorded at the foreign exchange rate ruling at the date of the transaction.
                           Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates ruling at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

                           Advertising
                           The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2003 and 2002, advertising expenses totaled approximately
                           $166,000 and $167,000 respectively, and are included in direct costs in the accompanying statement of income.

                           Income Taxes
                           The Company  accounts  for income taxes using the asset and  liability  method.
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

                           Income Per Common Share
                           The  computation  of basic  earnings  (loss) per  common  share is based on the
                           weighted   average  number  of  shares   outstanding   during  each  year.  The
                           computation  of  diluted  earnings  per common  share is based on the  weighted average  number of shares  outstanding  during the year,  plus the common stock equivalents  that would arise from the  exercise of stock  options and warrants outstanding,  using the treasury  stock method and the average market price per share during the year.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

1.   Organization
     and                   Impairment of Long-Lived Assets
     Significant           The Company reviews its long-lived assets for impairment whenever events or
     Accounting            changes in circumstances indicate that the carrying amount of the assets may
     Policies              not be recoverable through undiscounted future cash flows.  If it is
     Continued             determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                           Concentration of Credit Risk and Significant Customers
                           Financial  instruments,  which potentially subject the Company to concentration of credit  risk,  consist  primarily  of  receivables  due from buyer and notes receivable.  In the normal  course of  business,  the Company  provides  credit terms to its  customers.  Accordingly,  the  Company  performs  ongoing  credit evaluations  of its  customers  and maintains  allowances  for possible  losses which, when realized, have been within the range of management's expectations.

                           The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                           Use of Estimates in the Preparation of Financial Statements
                           The   preparation  of  financial   statements  in  conformity  with  accounting
                           principles  generally  accepted  in  the  United  States  of  America  requires management  to make  estimates and  assumptions  that affect  certain  reported amounts. Accordingly, actual results could differ from those estimates.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

2. Marketable              Marketable securities are available for sale and consist primary of
   Securities              securities purchased in Net Telecommunications, Inc., a company for
   Primarily in            which the Company's Chairman is a director.  Securities had the
   Related                 following cost and market values as of December 31, 2003;
   Party

                                                                                         Gross
                                                                           Fair          Unrealized
                                                                Cost       Value         Gain (Loss)
                                                           -----------------------------------------
                           Available for sale securities:
                             Common Stock                   $ 172,000     $ 172,000      $     -
                                                          -----------------------------------------
3. Accounts                Accounts receivable consists of the following at December 31, 2003
   Receivable              and 2002:

                                                                  2003                 2002
                                                          -----------------------------------------
                           Consignors sales receivable            $  4,989,727      $ 3,215,272
                           Other receivables                            10,888
                                                          -----------------------------------------
                                                                  $  5,000,615      $ 3,215,272
                                                          -----------------------------------------
                           Consignor sales receivable consists of receivables for gross auction sales which include amounts due to consignors and commission revenue.

4. Inventory               Inventory consists of the following at December 31, 2003 and 2002.

                                                                   2003                 2002
                                                          -----------------------------------------
                           Equipment inventory                  $  369,687        $   52,387
                           Other receivables                       (3,453)          (16,000)
                                                          -----------------------------------------

                                                               $  366,234         $   36,387
                                                          -----------------------------------------

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

5. Investment in           In December 2003, the Company purchased a 19% equity interest in
   Unconsolidated          an unrelated foreign company for $250,000.  The Company accounts
   Entity                  for its investment under the cost method of accounting, as the
                           Company holds less than 20% of the voting stock outstanding and does not exert significant influence over the company.

6. Short-term              Notes receivable consisted of the folliwng at December 31:
   Notes
   Receivable                                                            2003                 2002
                                                                   -----------------------------------
                           Note receivable due from a
                           company bearing interest of 4%
                           due March 31, 2004.  The note is
                           secured by equipment                     $  350,000           $            -

                                                                             -                  100,000

                           Note receivable from a company
                           bearing no interest and due upon
                           demand                                           -                   35,482

                           Note receivable from a company
                           bearing no interest and due upon
                           demand                                           -                   20,000
                                                                   -----------------------------------
                           Total notes receivable                  $  350,000           $      155,482
                                                                   ===================================

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

7. Short-Term              The Company has unsecured short-term notes payable to various
   Notes Payable           unrelated entities.  The notes are non-interest bearing, unsecured and due upon demand.  Because of the short-term nature of the notes the Company has not imputed an interest rate.  At
                           December 31, 2003 and 2002 the balances on these notes were
                           $294,226 and $370,876 respectively.

8. Long-Term               Long-term debt consisted of the following at December 31:

                                                                     2003                 2002
                                                                     -------------------------
                           Notes payable to a bank with
                           interest rates between 4.95% and
                           5.95%, monthly payments total
                           approximately $2,450, secured by
                           vehicles and cash.                        $  48,779            $  82,568

                           Less current portion                       (34,271)             (33,789)
                                                                     ------------------------------
                           Long-term debt                            $  14,508           $   48,779
                                                                     ==============================
                           Future maturities of long-term debt as follows:

                           Year Ending December 31:

                                2004                               $   34,271
                                2005                                   14,508
                                                                   ----------
                                                                   $   48,779
                                                                   ==========

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

9. Commitments             Operating Leases
   and                     The Company has noncancellable operating leases, primarily for land,
   Contingencies           facilities and temporary living quarters for certain employees.  Rental expenses for these operating leases for the years ended December 31,
                           2003 and 2002 was approximately $277,000 and $305,000,
                           respectively.

                           Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are approximately.

                           Years ending December 31,
                           ---------------------
                                 2004                              239,000
                                 2005                               19,000
                                 2006                                9,000
                                                             -------------
                                                             $     267,000
                                                             =============

                           Litigation
                           The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business.  The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

10 Related party           The Company had advances, primarily due from employees for
   Transactions            reimbursable costs travel and business costs, totalling $30,275 and
                           $45,710 as of December 31, 2003 and 2002, respectively.

                           In December 2003, the Company invested in Net Tele-
                           communications Inc., a company for which the Chairman of the
                           Company is a director.  The amount invested was $150,000 and is included in marketable securities.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

10.Related Party           The Company had payables to related parties totaling $316,775 as of
   Transactions            December 31, 2002.  The payables were non-interest bearing,
   Continued               unsecured and were due upon demand.

                           The Company exchanged a note receivable of $250,000 due from a company controlled by the Company's Chairman, and which was the former parent of WWA, for a 19% interest in an unconsolidated affiliate (See note 5).

11.Supplementary           During the year ended December 31, 2003, the Company;
   Disclosure of
   Cash Flow               *  Was forgiven of a $200,000 related party note payable
                              through a capital contribution.

                           *  Recorded assets and liabilities received through the reverse merger with Novamed, Inc., as follows:

                                              Accounts receivable                      $    7,709
                                              Accounts payable                           (90,043)
                                              Short-term note payable                    (20,000)
                                              Common stock                                (1,300)
                                              Additional paid in capital                  100,836
                                                                                       ----------
                                              Net cash received in reverse acquisition $    2,798
                                                                                       ==========
                           *  The Company exchanged a note receivable of $250,000 due from a company controlled by the Company's Chairman for a
                              19% interest in an unconsolidated affiliate (See note 5)

                           During the year ended December 31, 2002, the Company,
                           purchased vehicles with long-term debt of $88,712

                           Cash paid during the year for:

                                                                   2003                 2002
                                                                   ------------------------------
                                              Interest             $  54,000            $  24,000
                                                                   ------------------------------
                                              Income taxes         $     -              $       -
                                                                   ==============================

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

12. Income                 The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons;

                                                                   Years Ended
                                                                   December 31
                                                            -----------------------------------
                                                                    2003            2002
                                                            -----------------------------------

                           Federal income tax (expense)
                             benefit at statutory rate      $  (202,000)     $          80,000)
                           Earnings in non-taxble
                             jurisdiction                          -                    80,000
                           Net operating loss acquired          323,000                     -
                            in reverse acquisition
                           Depreciation                          31,000                     -
                           Warranty reserve                       6,000                     -
                           Change in valuation allowance       (158,000)                    -
                                                           -----------------------------------
                           Total income taxes                $     -         $              -
                                                           ===================================

                           Deferred tax assets (liabilities) at December 31, 2003 and 2002 are comprised of the following:

                                                                  2003                  2002
                                                           -----------------------------------
                           Net operating loss carry forward  $  422,000      $              -
                           Depreciation and amortization         31,000                     -
                           Un-patriated foreign earnings      (296,000)                     -
                           Obsolete inventory                    1,000                      -
                                                           -----------------------------------
                                                               158,000
                           Valuation allowance                (158,000)                     -
                                                           -----------------------------------
                                                             $     -         $              -
                                                            =================================

                           A valuation allowance has been recorded for the full amount of the deferred tax asset due to the uncertainty surrounding its ultimate realization caused by recurring losses.

WWA GROUP, INC. AND SUBSIDIARIES name="A041">

Notes to Consolidated Financial Statements

Continued

    12.  Income
         Taxes                 At December 31, 2003, the Company has approximately $1,112,000 of net
         Continued             operating loss carry forwards to offset future taxable income.  These carry forwards begin expiring in 2019.  The utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized.  The losses will be limited based upon future changes in ownership.

    13.  Fair Value of
         Financial             The Company's financial instruments consist of cash, investments,
         Instruments           receivables, payables, and notes payable.  The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items.  The carrying amount of Long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

    14.  Recent
         Accounting            In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue
         Pronounce-            Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides
         ments                 guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.
                               The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of
                               EITF Issue No. 00-21 did not have a material impact on operating results or the financial condition of the Company.

WWA GROUP, INC. AND SUBSIDIARIES name="A044">

Notes to Consolidated Financial Statements

Continued

    14.  Recent
         Accounting            In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised
         Pronounce-            December 2003), Consolidation of Variable Interest Entities, an
         ments                 Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which
         Continued             addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB
                               Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of
                               FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either
                               FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15,
                               2004. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                               In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on
                               Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under
                               SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is
                               generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after
                               June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

WWA GROUP, INC. AND SUBSIDIARIES name="A047">

Notes to Consolidated Financial Statements

Continued

    14.  Recent                In May 2003,  the FASB  issued  SFAS 150,  Accounting  for  Certain  Financial
         Accounting            Instruments  with  Characteristics  of Both  Liabilities and Equity.  SFAS 150
         Pronounce-            clarifies   the   accounting   for   certain   financial    instruments   with
         ments                 characteristics  of both  liabilities  and  equity  and  requires  that  those
         Continued             instruments be classified as liabilities in statements of financial  position.
                               Previously,  many of those  financial  instruments  were classified as equity.
                               SFAS 150 is  effective  for  financial  instruments  entered  into or modified after  May 31,  2003 and  otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7,  2003, FASB Staff
                               Position 150-3 was issued,  which indefinitely  deferred the effective date of
                               SFAS 150 for certain mandatory redeemable  non-controlling  interests.  As the
                               Company  does not have any of these  financial  instruments,  the  adoption of
                               SFAS 150  did not have any  impact  on the  Company's  consolidated  financial statements.

                               In December 2003, the Securities and Exchange  Commission  (SEC) issued  Staff
                               Accounting Bulletin  (SAB) No. 104,  Revenue  Recognition.  SAB 104 revises or rescinds  portions of the  interpretive  guidance  included in Topic 13 of the codification of staff accounting  bulletins in order to make this interpretive
                               guidance  consistent  with  current  authoritative   accounting  and  auditing
                               guidance and SEC rules and  regulations.  The adoption of SAB 104 did not have a  material  effect  on the  Company's  results  of  operations  or  financial condition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in auditors or disagreements between WWA Group and its auditors over the periods presented.

ITEM 8A. CONTROLS AND PROCEDURES

WWA Group’s chief executive officer and WWA Group’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for WWA Group.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2003, the chief executive officer and the chief financial officer have concluded that WWA Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by WWA Group in reports that WWA Group files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of December 31, 2003, the chief executive officer and the chief financial officer have concluded that there were no significant changes in WWA Group’s internal controls over financial reporting or in any other areas that could significantly affect WWA Group’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of WWA Group as of March 30, 2004 are as follows:

Name                   Age        Position

Eric Montandon         38         chairman of the board of directors

Carl van Lieshout      42         chief executive officer and director

Digamber Naswa         44         chief financial officer and director

Mr.     Montandon was appointed as a director of WWA Group in August of 2003. He will serve until the next annual meeting of WWA Group’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.

Mr.     Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia4Sale.com, Inc. in February 2000 and was instrumental in Asia4Sale.com, Inc.‘s acquisition and development of World Wide Auctioneers, Ltd. He has expanded his role in both Asia4Sale.com, Inc. and WWA Group to include all areas of finance, operations and administration.

Over the last five years he has been an officer and director of two public companies: Asia4Sale.com, Inc. a holding company with a significant interest in WWA Group, Inc. from February 2000 to present (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider from September 2000 to present (director).

Carl van Lieshout was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of WWA Group’s shareholders and his successor is elected and qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.

Prior to joining World Wide Auctioneers, Ltd., Mr. Van Lieshout spent the previous sixteen years running Machinehandel Leende BV, a family owned business that traded heavy equipment with operating yards and sales offices in Indonesia; Dubai and the Netherlands. Machinehandel Leede BV was a regular consignor and purchaser at equipment auctions around the world between 1988 and 2000. He speaks Dutch, German and English.

Over the last five years Mr. Van Lieshout has not been an officer or director of any other public company.

Digamber Naswa was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of WWA Group’s shareholders and his successor is elected and qualified.

Mr.     Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Over the past five years Mr. Naswa as worked as the financial controller of World Wide Auctioneers, Ltd. (2002 to present), Trust Garment Factory, Ltd., as deputy general manager (2000-2002) and Xpro India, Ltd. (A division of Cimmico Birla) (1996-2000).

Over the last five years Mr. Naswa has not been an officer or director of any other public company.

Board of Directors Committees

The board of directors has established an audit committee. The audit committee is comprised of Eric Montandon, Digamber Naswa and Herman Huening as an independent member. The audit committee is yet to adopt a definitive charter though it typically reviews acts on and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by WWA Group’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, WWA Group will be required to adopt a definitive charter for its audit committee.

The board of directors has not yet established a compensation committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. WWA Group does not anticipate adopting a provision for compensating directors in the future.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of three individuals and two entities who during the transitional period ended December 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of WWA Group, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Eric Montandon failed to timely file a Form 3 despite being a director of WWA Group. Mr. Montandon filed a Form 3 subsequent to December 31, 2003. Cornelis van Lieshout failed to timely file a Form 3 despite being an officer and director of WWA Group. Mr. Van Lieshout filed a Form 3 subsequent to December 31, 2003.

Digamber Naswa failed to timely file a Form 3 despite being an officer and director of WWA Group. Mr. Naswa filed a Form 3 subsequent to December 31, 2003. Asia4Sale.com, Inc. failed to timely file a Form 3 despite being the beneficial owner of an in excess of 10% of WWA Group’s common stock. Asia4Sale.com, Inc. filed a Form 3 subsequent to December 31, 2003.

Steverit Financial Services Ltd. failed to timely file a Form 3 despite being the beneficial owner of an in excess of 10% of WWA Group's common stock. Steverit Financial Services Ltd. filed a Form 3 subsequent to December 31, 2003.

Code of Ethics

WWA Group has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. WWA Group has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, WWA Group’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting WWA Group.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of the chief executive officer and any other employee who received compensation in excess of $100,000.

                                                       SUMMARY COMPENSATION TABLE
-------------------------------- ----------------------------------- ------------------------------------------------------
                                             Annual Compensation                    Long Term Compensation
                                                                     ------------------------------------------------------
-------------------------------------------------------------------- --------------------------- --------------------------
                                                                               Awards                     Payouts
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
                                                                                    Securities
                                                                      Restricted    Underlying
                                                      Other Annual      Stock        Options     LTIP         All Other
   Name and Principal             Salary     Bonus    Compensation     Award(s)        SARs       payouts    Compensation
        Position          Year      ($)       ($)         ($)            ($)           (#)          ($)          ($)
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------
 Cornelis van Lieshout    2003   120,000    -              -              -             -        --               -
Chief Executive Officer   2002   120,000    -              -              -             -        -                -
      and Director        2001    96,000       -           -              -             -            -            -
------------------------- ------ ---------- -------- --------------- ------------- ------------- ---------- ---------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of WWA Group as of March 30, 2004, by each shareholder who is known by WWA Group to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. WWA Group has 15, 967,803 shares issued and outstanding as of March 30, 2004.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock               Eric Montandon                        7,825,000*                        49%
                      2465 West 12th Street, Suite 2
                           Tempe, Arizona 85281
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock            Cornelis van Lieshout                      300,000                         1.9%
                      2465 West 12th Street, Suite 2
                           Tempe, Arizona 85281
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock             Digamber Naswa 2465                       60,000                          <1%
                     West 12th Street, Suite 2 Tempe,

                               Arizona 85281
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock             Asia4Sale.com, Inc.                      7,525,000                       47.1%
                      2465 West 12th Street, Suite 2
                           Tempe, Arizona 85281
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         Steverit Financial Services                  2,500,000                       15.6%
                      Ltd., Wells Cottage, La Grande
                      Route Street, Clement , Jersey
                                  CI JE26
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         All Executive Officers and                   8,185,000                        51%
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------

* Eric Montandon holds 300,000 shares of WWA Group common stock in his own name through Steverit Financial Services Ltd. and is considered the beneficial owner of the 7,525,000 shares held by Asia4Sale.com, Inc., a public reporting company, since he acts a director and the chief executive officer of Asia4Sale.com, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 8, 2003 the WWA Group authorized the issuance of 13,887,447 shares of common stock to WWA World Wide Auctioneers, Inc. for distribution to the shareholders of WWA World Wide Auctioneers, Inc. pursuant to the terms of a stock exchange agreement whereby the Company acquired World Wide Auctioneers, Ltd., relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended.

The distribution of the WWA Group common stock included the issuance of 300,000 shares to Mr. Eric Montandon, the chairman of the board of directors of WWA Group, 300,000 shares to Cornelis van Lieshout, WWA Group’s chief executive officer and a director and 60,000 shares to Digamber Naswa, WWA Group’s chief financial officer and a director. Further, the stock distribution included the issuance of 7,525,000 shares to Asia4Sale.com, Inc. Mr. Montandon is a director and the chief executive officer of Asia4Sale.com, Inc.

On November 18, 2002, WWA Group issued 420,000 shares of common stock to Ruairidh Campbell, formerly an officer and director of WWA Group, valued at $0.10 a share in consideration for services rendered in 2001 and 2002 as president of the company, pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering. WWA Group issued the shares to Mr. Campbell as part of a plan to reduce or eliminate amounts due to creditors. Mr. Campbell’s services had not been compensated and therefore the decision was taken to settle all obligations to Mr. Campbell as of the period ended September 30, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. WWA Group filed no Form 8K’s during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Tanner + Co provided audit and quarterly review services to WWA Group in connection with its annual and quarterly reports for the fiscal years ended December 31, 2003 and 2002. The aggregate fees billed by Tanner + Co. for the audit of WWA Group’s annual financial statements and the reviews of WWA Group’s quarterly financial statements was approximately $27,000 and $37,000 respectively.

Audit Related Fees

Tanner + Co. billed to WWA Group no fees in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of WWA Group’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Tanner + Co. billed to WWA Group fees of $0 in 2003 and $0 in 2002 for professional services rendered in connection with the preparation of WWA Group’s tax returns and the provision of tax advice for the respective periods.

All Other Fees

Tanner + Co. billed to WWA Group no fees in each of 2003 and 2002 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Tanner + Co. to act as its independent auditor for the fiscal years ended December 31, 2002 and 2003. WWA Group’s Audit Committee also pre-approved Tanner + Co. to provide the audit, audit related services, tax services and all other services described above. WWA Group’s independent auditors performed all work only with their full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2004

WWA Group, Inc
/s/ Cornelis Van Lieshout
By: Cornelis Van Lieshout
Its: Chief Executive Officer and a Director

/s/ Digamber Naswa
By: Digamber Naswa
Its: Chief Financial Officer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon	Director	March 30, 2004
Eric Montandon
/s/ Cornelis van Lieshout	Director	March 30, 2004
Cornelis van Lieshout
/s/ Digamber Naswa	Director	March 30, 2004
Digamber Naswa

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of WWA Group  formally known as Conceptual Technologies, Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to WWA Group's Form 10SB12G/A as filed with the SEC on November 29,

3(i)(b)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group filed on August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29, 1

3(i)(c)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group changing the name of WWA Group from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29,

3(i)(d)	*

Certificate of Amendment to the Articles of Incorporation of WWA Group changing the name of WWA Group from NovaMed, Inc. to WWA Group, Inc. (incorporated herein with reference from Exhibit 3(i)(d) of WWA Group's Form 10-QSB as filed with the Commission on November 20, 2

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29,
10	*	Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the SEC on August 25,
14	Attached	Code Ethics adopted March 28, 2004
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act o
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act o
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

* Incorporated by reference from previous filings of WWA Group..