Form 10QSB
period 2004-03-31
WWA GROUP INC
filed 2004-05-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-26927**

WWA GROUP, INC.

(Formerly known as "NovaMed, Inc.")
(Exact name of small business issuer as specified in its charter)

NEVADA	**77-0443643**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes **XX** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 12, 2004 was 15,967,803.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "WWA Group" refers to WWA Group, Inc. (formerly known as NovaMed, Inc.), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheet

Assets	March 31, 2004 (Unaudited)	December 31, 2003
Current assets:		
Cash	$ 7,115,980	$ 5,006,042
Marketable securities	157,000	172,000
Receivables, net	3,254,725	5,000,615
Inventories	841,062	366,234
Prepaid expenses	147,454	51,281
Related party receivables	0	30,275
Notes receivable	475,223	350,000
Other current assets	20,649	35,532
Total current assets	12,012,093	11,011,979
Property and equipment, net	770,853	562,012
Investment in unconsolidated entity	250,000	250,000
Other assets	8,476	10,978
	$ 13,041,422	$ 11,834,969

Liabilities and Stockholders' Equity	March 31, 2004 (Unaudited)	December 31, 2003
Current liabilities:		
Auction proceeds payable	$ 10,597,283	$ 9,766,775
Accounts payable	1,440,023	559,927
Accrued expenses	56,903	534,536
Short term notes payable	187,331	294,226
Current maturities of long-term debt	34,271	34,271
Total current liabilities	12,315,811	11,189,735
Long-term debt	6,041	14,508
Total liabilities	12,321,852	11,204,243
Commitments and contingencies	-	-
Stockholders' equity:		
Common stock, $.001 par value, 50,000,000 shares authorized; 15,966,663 shares issued and outstanding	15,967	15,967
Additional paid-in capital	1,010,527	1,010,527
Accumulated deficit	(306,924)	(395,768)
Total stockholders' equity:	719,570	630,726
	$ 13,041,422	$ 11,834,969

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.
Unaudited Consolidated Statement of Operations

	Three Months Ended March 31,	
	2004	2003
Revenues from commissions and services	$ 1,532,935	$ 954
Revenues from sales of equipment	139,685	500
Total revenues	1,672,620	1,454
Direct costs	805,106	700
Gross profit	867,514	754
Operating expenses:		
General, selling and administrative expenses	731,396	482,521
Depreciation and amortization expense	55,616	42,000
Total operating expenses	787,012	524,521
Income (loss) from operations	80,502	(523,767)
Other income (expense):		
Interest expense	(32,630)	(383)
Other income (expense)	40,972	(13,324)
Total other income (expense)	8,342	(13,707)
Income (loss) before income taxes	88,844	(537,474)
Provision for income taxes	-	-
Net income (loss)	$ 88,844	$ (537,474)
Basic and diluted earnings per common share	$ 0.01	$ (0.04)
Weighted average shares - basic and diluted	15,967,000	13,888,000

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.

Unaudited Consolidated Statement of Cash Flows

	Three Months Ended March 31,	
	2004	**2003**
Cash flows from operating activities:		
Net income	$ 88,844	$ (537,474)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		
Depreciation and amortization	55,616	42,000
Gain on sale of marketable securities	(9,000)	-
Loss on disposition of assets	7,314	-
Decrease (increase) in:		
Accounts receivable	1,745,890	3,208,360
Inventories	(610,739)	(800)
Prepaid expenses	(96,173)	54,246
Related party receivable	30,275	(47,746)
Other current assets	14,883	(12,791)
Other assets	2,502	(395)
Increase (decrease) in:		
Auction proceeds payable	830,508	(7,174,761)
Accounts payable	880,096	111,017
Accrued liabilities	(477,633)	(169,527)
Net cash provided by (used in) operating activities	2,462,383	(4,527,871)
Cash flows from investing activities:		
Purchase of property and equipment	(135,860)	(2,534)
Increase in note receivable	(125,223)	-
Payments received on notes receivable	-	122,993
Proceeds from sale of marketable securities	24,000	-
Net cash (used in) provided by investing activities	(237,083)	120,459
Cash flows from financing activities:		
Proceeds from short-term notes payable	-	233,627
Payments on short-term notes	(106,895)	-
Payments on related party notes	-	(316,775)
Payments of long-term debt	(8,467)	(8,389)
Net cash used in financing activities	(115,362)	(91,537)
Net increase (decrease) in cash and cash equivalents	2,109,938	(4,498,949)
Cash and cash equivalents at beginning of year	5,006,042	4,579,212
Cash and cash equivalents at end of period	$ 7,115,980	$ 80,263

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.
(Formerly NovaMed, Inc.)
UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Note 1 – Organization and Basis of Presentation

WWA Group. (formerly Novamed, Inc.), a Nevada corporation, was incorporated on November 26, 1996.

World Wide Auctioneers, Ltd. (WWA Dubai) was incorporated as a limited liability company in the territory of the British Virgin Islands under the International Business Companies Act, Cap 291 on March 20, 2000. WWA Dubai's principal activities are the trading and auction of used and unused construction, transportation, and marine equipment.

On August 8, 2003, WWA Group completed a stock exchange agreement wherein WWA Group acquired 100% of WWA Dubai through the issuance of 13,887,447 shares of common stock in a transaction wherein WWA Dubai become a wholly-owned subsidiary of WWA Group. Upon closing of the transaction, the shareholders of WWA Dubai owned approximately 91% of the issued and outstanding shares of WWA Group. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock immediately following the transaction, the transaction has been accounted for as a reverse acquisition.

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with WWA Group's Form 10-KSB for the year ended December 31, 2003 and Form 8K filed with the Securities and Exchange Commission on August 25, 2003. These statements do include all normal recurring adjustments which WWA Group believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share— Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Revenue Recognition - Auction Revenues earned in WWA Group's capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyers' commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

WWA GROUP, INC.
(Formerly NovaMed, Inc.)
UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation- WWA Group accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense is recognized in the financial statements when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. WWA Group granted no options during the periods ending March 31, 2004 and 2003.

Principles of Consolidation-The consolidated financial statements include the accounts of WWA Group, and its subsidiary. All significant inter-company balances and transactions have been eliminated.

Note 3 – Notes Receivable.

Notes receivable of $475,223 remain due to WWA Group from consignors, secured by equipment to be sold at future auctions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group's fiscal year end is December 31.

WWA Group's business strategy is to continue to grow its positive net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow.

Implementation of WWA Group's growth model will include expanding its lower cost auction methods, such as on-line auctions and video auctions and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group's major equipment auctions, and the economies of scale at the main Dubai facility are efficient for this purpose. WWA Group also plans to offer high margin buyer and seller services, such as transport and logistics. WWA Group's control over a large volume of equipment being moved around the world by its regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs. Nonetheless, WWA Group's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

WWA Group's financial condition and results of operations depends primarily upon the volume of industrial equipment auctioned, the prices it obtains at auction for such equipment, and the commission rates it can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group's primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group's available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group's future success will depend on its ability to increase the size of its auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction then it can expect a reduction in revenue which may in turn affect the profitability of its business.

Results of Operations

During the period from January 1, 2004 through March 31, 2004, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates to opening of new auction locations.

For the quarter ended March 31, 2004 WWA Group realized a net profit from operations as a result of increased commission revenue as compared to the prior year. WWA Group also incurred an increase in general and administrative expenses over the comparative periods. WWA Group believes that the immediate key to its ability to continue to operate profitably is an increase in the number and size of its auctions in combination with relative stability in respect to general and administrative expenses. Should WWA Group be able to realize this combination of an increase in the number and size of its auctions and a stabilization of expenses it will most likely continue to operate at a profit in future periods. However, there is no assurance that the Company will be successful in increasing the size and frequency of auctions.

Quarters ended March 31, 2004 and 2003

Revenue

Revenue for the three months ended March 31, 2004 increased to $1,672,620 from $1,454 for the three month period ended March 31, 2003, an increase of 1,149%. The increase in revenues over the three month periods is primarily attributable to the operation of a major auction in the first quarter of 2004, where none was held in the same period in 2003. The growth in revenue reflects continued expansion in the auction marketplace, and puts WWA Group on track to increase gross auction revenue in 2004 as compared to 2003.

Net Income

Net income for the three months ended March 31, 2004 was $88,844 as compared to a net loss of $537,474 for the three month period ended March 31, 2003. Net income was recognized in the current three month period over a net loss in the prior comparable period due primarily to a significant increase in revenue from the one major auction held in March 2004. WWA Group anticipates further net income growth over the next twelve months.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 increased to $731,396 from $482,521 for the three month period ended March 31, 2003, an increase of 52%. The increase in selling, general and administrative expenses is a result of higher personnel costs and the direct auction costs associated with holding a major auction in the first quarter. WWA Group expects that selling, general and administrative expenses will remain relatively consistent over future periods except in relation to an increase in selling costs directly associated with an increase in the number of auctions held. WWA Group expects that an increase in selling costs will be offset by an increase in revenues.

Direct costs for the three months ended March 31, 2004 increased to $805,106 from $700 for the three month period ended March 31, 2003, an increase of 1,067%. The increase is due to the advertising and other direct costs associated with holding a large auction in March 2004. WWA Group expects that direct costs will continue to rise with the increased number of anticipated auctions held over the next twelve months.

Depreciation and amortization expenses for the nine months ended March 31, 2004 and March 31, 2003 were $55,616 and $42,000 respectively.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,462,383 for the three months ended March 31, 2004, as compared to cash flow used by operating activities of $4,527,871 for the three months ended March 31, 2003. Positive cash flows from operating activities in the current period are primarily attributable to a significant increase in auction proceeds payable as compared to the prior period. Increased revenue and relatively stable general and administrative expenses are expected to generate a significant increase in cash flow from operations in 2004.

Cash flow used in investing activities for the three month period ended March 31, 2004 was $237,083 as compared to cash flow provided by investing activities of $120,459 for the three month period ended March 31, 2003. The cash flow used in investment activities in the first quarter of 2004 were comprised of property and equipment purchases, $ 135,860, and an increase in a note receivable, $ 125,223, from advances to consignors.

Cash flow used in financing activities was $115,362 for the three months ended March 31, 2004 and $91,537 for the three months ended March 31, 2003. The cash flows used in financing activities resulted from repayments on short and long term loan notes.

WWA Group had a working capital deficit of $309,718 as of March 31, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States.

Specifically, at March 31, 2004, WWA Group had auction proceeds payable of approximately $10.6 million and accounts payable of approximately $1.44 million, with cash of approximately $7.1 million, marketable securities of $157,000, accounts receivable of approximately $3.25 million, and short-term notes receivable of approximately $475,000. Therefore, WWA Group may be required to obtain funding from alternative sources to pay approximately $1 million of the auction proceeds payable as well as the accounts payable at March 31, 2004. Alternative sources for funding WWA Group's working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group can provide no assurance that it will be able to obtain the additional financing needed to meet its current obligations. Should WWA Group be unable to obtain financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group's ability to attract and retain consignors for future auctions.

WWA Group had no formal long term lines of credit or other bank financing arrangements as of March 31, 2004.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in WWA Group's Form 10-KSB, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, WWA Group evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. WWA Group bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

WWA Group applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

Auction Revenues earned in WWA Group's capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyers' commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

Trading Revenues are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading Revenue can be earned and Direct Costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. WWA Group's exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

Allowance for Doubtful Accounts

WWA Group makes estimates of the collectability of accounts receivables. In doing so, WWA Group analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that WWA Group reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of WWA Group. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect WWA Group’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and WWA Group’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of WWA Group’s business and acceptance of products and services; (iii) the ability of WWA Group to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although WWA Group believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

WWA Group’s chief executive officer and WWA Group’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for WWA Group.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that WWA Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by WWA Group in reports that WWA Group files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in WWA Group’s internal controls over financial reporting or in any other areas that could significantly affect WWA Group’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. WWA Group filed no disclosure on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May 2004.

WWA GROUP, INC.

/s/ Cornelis van Lieshout
Cornelis van Lieshout
Chief Executive Officer and Director

/s/ Digamber Naswa
Digamber Naswa
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of WWA Group formally known as Conceptual Technologies, Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to WWA Group's Form 10SB12G/A as filed with the SEC on November 29, 1999

3(i)(b)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group filed on August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29, 1999)

3(i)(c)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group changing the name of WWA Group from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29, 1999

3(i)(d)	*

Certificate of Amendment to the Articles of Incorporation of WWA Group changing the name of WWA Group from NovaMed, Inc. to WWA Group, Inc. (incorporated herein with reference from Exhibit 3(i) (d) of WWA Group's Form 10-QSB as filed with the Commission on November 20, 2003

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the SEC on November 29, 1999
10	*	Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the SEC on August 25, 2003
14	*	Code of Ethics adopted March 28, 2004 (incorporated by herein by reference from Exhibit 14 if WWA Group's Form 10-KSB filed with the Commission on March 30, 2004.
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of WWA Group.

>