Form 10QSB
period 2004-09-30
WWA GROUP INC
filed 2004-11-17
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

(480) 505-0700
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2004 was 15,967,803.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "WWA Group" refers to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheet

Assets	September 30, 2004		December 31, 2003	
Current assets:				
Cash	$	3,669,418	$	5,006,042
Marketable securities		157,000		172,000
Receivables, net		10,674,161		5,000,615
Inventories		1,234,791		366,234
Prepaid expenses		57,507		51,281
Related party receivables		-		30,275
Notes receivable		2,580,994		350,000
Other current assets		29,354		35,532
Total current assets		18,403,225		11,011,979
Property and equipment, net		1,094,504		562,012
Investment in unconsolidated entity		250,000		250,000
Other assets		407		10,978
	$	19,748,136	$	11,834,969

Liabilities and Stockholders' Equity				
Current liabilities:				
Auction proceeds payable	$	15,276,148	$	9,766,775
Accounts payable		2,393,790		559,927
Accrued expenses		119,064		534,536
Short term notes payable		565,889		294,226
Current maturities of long-term debt		46,012		34,271
Total current liabilities		18,400,903		11,189,735
Deferred tax liability		60,000		-
Long-term debt		104,192		14,508
Total liabilities		18,565,095		11,204,243
Commitments and contingencies		-		-
Stockholders' equity				
Common stock, $.001 par value, 50,000,000 shares authorized; 15,966,663 shares issued and outstanding		15,967		15,967
Additional paid-in capital		1,010,527		1,010,527
Retained earnings (deficit)		156,547		(395,768)
Total stockholders' equity:		1,183,041		630,726
	$	19,748,136	$	11,834,969

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.
Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,	
	2004	2003	2004	2003
Revenues from commissions and services	$1,345,533	$1,272,114	$4,283,402	$3,604,711
Revenues from sales of equipment	961,863	-	2,051,481	-
Total revenues	2,307,396	1,272,114	6,334,883	3,604,711
Direct costs	1,346,129	524,678	3,498,687	1,486,748
Gross profit	961,267	747,436	2,836,196	2,117,963
Operating expenses:				
General, selling and administrative expenses	682,473	1,206,984	2,123,850	2,172,367
Depreciation and amortization expense	79,627	38,742	206,081	116,226
Total operating expenses	762,100	1,245,726	2,329,931	2,288,593
Income (loss) from operations	199,167	(498,290)	506,265	(170,630)
Other income (expense):				
Interest expense	(98,418)	(5,251)	(136,487)	(27,828)
Other income	166,056	19,542	242,537	30,594
Total other income (expense)	67,638	14,291	106,050	2,766
Income (loss before income taxes	266,805	(483,999)	612,315	(167,864)
Provision for income taxes	(60,000)	-	(60,000)	-
Net income (loss)	$ 206,805	$(483,999)	$ 552,315	$(167,864)
Basic and diluted earnings per common share	$ 0.01	$ (0.03)	$ 0.03	$ (0.01)
Weighted average shares - basic and diluted	15,967,000	15,511,000	15,967,000	15,296,000

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30,

	2004	2003
Cash flows from operating activities:		
Net income	$ 552,315	$ (167,864)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		
Depreciation and amortization	206,080	116,226
Gain on sale of marketable securities	(9,000)	-
Loss on disposition of assets	52,773	463
Stock issued for services	-	222,199
Provision for losses on inventory	-	2,300
Provision for staff termination benefits	-	5,569
Decrease (increase) in:		
Accounts receivable	(5,673,546)	3,290,894
Inventories	(1,004,468)	(45,840)
Prepaid expenses	(6,226)	(108,758)
Related party receivable	30,275	(316,215)
Other current assets	6,178	-
Other assets	10,571	-
Increase (decrease) in:		
Auction proceeds payable	5,509,373	(7,364,969)
Accounts payable	1,833,863	-
Accrued liabilities	(415,472)	(891)
Deferred tax liability	60,000	-
Net cash provided by (used in) operating activities	1,152,716	(4,366,886)
Cash flows from investing activities:		
Purchase of property and equipment	(493,954)	(215,633)
Proceeds from disposal of equipment	-	355
Increase in note receivable	(2,230,994)	-
Proceeds from sale of marketable securities	24,000	-
Net cash used in investing activities	(2,700,948)	(215,278)
Cash flows from financing activities:		
Proceeds from short-term notes payable	1,806,476	-
Payments on short-term notes	(1,534,813)	-
Payments on related party notes	-	(288,833)
Payments of long-term debt	(60,055)	-
Proceeds from sale of common stock	-	223,830
Contribution of capital	-	200,000
Net cash provided by financing activities	211,608	134,997
Net decrease in cash and cash equivalents	(1,336,624)	(4,447,167)
Cash and cash equivalents at beginning of period	5,006,042	4,582,012
Cash and cash equivalents at end of period	$ 3,669,418	$ 134,845

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.
UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2004

Note 1 – Organization and Basis of Presentation

WWA Group, Inc., a Nevada corporation, was incorporated on November 26, 1996.

World Wide Auctioneers, Ltd. (WWA Dubai) was incorporated as a limited liability company in the territory of the British Virgin Islands under the International Business Companies Act, Cap 291 on March 20, 2000. WWA Dubai's principal activities are the trading and auction of used and unused construction, transportation, and marine equipment.

On August 8, 2003, the Company completed a stock exchange agreement wherein WWA Group acquired 100% of WWA Dubai through the issuance of 13,887,447 shares of common stock in a transaction wherein WWA Dubai became a wholly-owned subsidiary of WWA Group. Upon closing of the transaction, the shareholders of WWA Dubai owned approximately 91% of the issued and outstanding shares of WWA Group. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock immediately following the transaction, the transaction has been accounted for as a reverse acquisition.

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with WWA Group's Form 10-KSB for the year ended December 31, 2003. These statements do include all normal recurring adjustments which WWA Group believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share— Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. As of September 30, 2004 the Company had no common stock equivalents outstanding.

Revenue Recognition- Auction Revenues earned in WWA Group's capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. Auction revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income, buyers' commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

WWA GROUP, INC.
UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2004

Note 2 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

WWA Group accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. WWA Group has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, WWA Group has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. As of September 30, 2004, WWA Group did not have any stock options outstanding.

Note 3-Notes Receivable

Notes receivable amounting to $2,580,994 remain due to WWA Group from three outside entities that provide services to our customers. The majority of the amount receivable is in the form of a secured loan which bears interest of 2.2% per month from a shipping company which is due to be repaid on or before June 30, 2005. Other amounts in this category are receivable by WWA Group from one of its regular consignors, and from its Indonesian auction partner.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group's fiscal year end is December 31.

WWA Group's business strategy is to continue to grow its positive net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a means by which to increase net cash flow.

Implementation of WWA Group's growth model will include expanding its lower cost auction methods, such as on-line auctions, video auctions and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group's major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose. WWA Group held one successful transport equipment auction on November 6, 2004, and will launch its on-line auctions in late November 2004.

WWA Group is also now offering higher margin buyer and seller services, such as transport and logistics. WWA Group's control over a large volume of equipment being moved around the world by its regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs. WWA Group has formed a strategic alliance with a shipping vessel and two road transport trucks and trailers, all of which are used to move equipment for its regular consignors.

Nonetheless, WWA Group's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

WWA Group's financial condition and results of operation depend primarily upon the volume of industrial equipment auctioned, the prices it obtains at auction for such equipment, and the commission rates it can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group's primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group's available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group's future success will depend on its ability to increase the size of its auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction then it can expect a reduction in revenue which may in turn affect the profitability of its business.

Results of Operations

During the period from January 1, 2004 through September 30, 2004, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates and from jointly managed sites in Jakarta, Indonesia and Perth Australia. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. An auction site has been secured in the Port of Amsterdam, the Netherlands, and WWA Group managed its first joint venture auction at this location in July of 2004. Further, WWA Group is to manage the first international industrial equipment joint venture auction ever held in China on November 24, 2004 from an auction site located in Guangzhou, China.

For the nine months ended September 30, 2004 WWA Group realized a net profit from operations as a result of an increase in commission revenue and equipment sales as compared to the nine month period of the prior year. Further, WWA Group decreased its general and administrative expenses over the comparative nine month periods. WWA Group believes that the immediate key to its ability to continue to operate profitably is an increase in the number and the size of its auctions. Should WWA Group be able to increase the number and size of its auctions it will most likely continue to operate at a profit. However, there is no assurance that WWA Group will be successful in increasing the size and frequency of its auctions.

Three and nine month periods ended September 30, 2004 and 2003

Revenue

Revenue for the three months ended September 30, 2004 increased to $2,307,396 from $1,272,114 for the three month period ended September 30, 2003, an increase of 81%. Revenue for the nine months ended September 30, 2004 increased to $6,334,883 from $3,604,711 for the nine month period ended September 30, 2003, an increase of 76%. The increase in revenues over the nine month periods is primarily attributable to the operation of larger auctions in the first nine months of 2004 than in the same period in 2003, and revenues from the sale of WWA Group owned equipment in 2004. The growth in revenue reflects continued expansion in the auction marketplace, and puts WWA Group on track to increase gross revenues in 2004 as compared to 2003.

Net Income

Net income for the three months ended September 30, 2004 was $206,805 as compared to a net loss of $483,999 for the three month period ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $552,315 as compared to a net loss of $167,864 for the nine month period ended September 30, 2003 can be attributed to an increase in auction revenue, equipment sales revenue and a decrease in expenses. WWA Group anticipates net income growth over the next twelve months.

Expenses

Total expenses, including interest expense, for the three months ended September 30, 2004 were $2,206,647, a 24% increase over total expenses over the same period in 2003. Total expenses, including interest expense, for the nine months ended September 30, 2004 were $5,965,105, a 57% increase over total expenses in the same period in 2003.

The increase in total expenses over the three and nine month comparative periods is due to an increase in personnel costs, advertising and other direct costs associated with holding larger auctions. WWA Group expects that direct costs and selling, general and administrative expenses will continue to rise with the increased number and size of anticipated auctions to be held over the next twelve months, but revenue growth is expected to outpace increases in expenses.

Depreciation and amortization expense expenses for the three months ended September 30, 2004 and September 30, 2003 were $79,627 and $38,742 respectively. Depreciation and amortization expenses for the nine months ended September 30, 2004 and September 30, 2003 were $206,081 and $116,226 respectively. Depreciation and amortization expenses are expected to grow as WWA Group acquires additional assets.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,152,716 for the nine months ended September 30, 2004, as compared to cash flow used by operating activities of $4,366,886 for the nine months ended September 30, 2003. Positive cash flows from operating activities in the current nine month period are primarily attributable to a significant increase in auction proceeds payable and accounts payable as compared to the prior nine month period. Anticipated increased net revenues and a decrease in accounts receivable are expected to generate an increase in cash flow from operations in future periods.

Cash flows used in investing activities for the nine month period ended September 30, 2004 was $2,700,948 as compared to cash flows used in investing activities of $215,278 for the nine month period ended September 30, 2003. The cash flow used for investment activities in the first nine months of 2004 were comprised of property and equipment purchases, $493,954, and notes receivable, $2,230,994 as a result of advances to trading partners.

Cash flows provided by financing activities was $211,608 for the nine months ended September 30, 2004 and $134,997 for the nine months ended September 30, 2003. The cash flows provided by financing activities resulted from the receipt of payment on short term loan notes payable.

The board of directors has agreed to advance up to $400,000 to a company in Holland to use to set up an equipment auction in Holland.

WWA Group has a working capital surplus of $2,322 as of September 30, 2004, compared to a working capital deficit of $177,756 as of December 31, 2003. WWA Group has funded its cash needs from inception through operations, increasing its payables and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside of the United States.

On September 30, 2004 WWA Group had auction proceeds payable of approximately $15.3 million and accounts payable of approximately $2.4 million. WWA Group had approximately $3.7 million of cash, 157,000 of marketable securities, accounts receivable of $10.7 million and short-term notes receivable of $2.6 million. Therefore, WWA Group may be required to obtain funding from alternative sources to pay approximately $500,000 of auction proceeds payable and accounts payable at September 30, 2004. Alternative sources for funding WWA Group's working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group can provide no assurance that it will be able to obtain the additional financing needed to meet its current obligations. Should WWA Group be unable to obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group's ability to attract and retain consignors for future auctions.

WWA Group had no formal long term lines or credit or other bank financing arrangements as of September 30, 2004.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for any significant purchase or sale of any plant or equipment outside of normal items to be utilized by yard personnel.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, WWA Group evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue and income taxes. WWA Group bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results from the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions and conditions.

WWA Group applies the following critical accounting policies related to revenue recognition in the preparation of financial statements.

Revenue Recognition

Auction Revenues earned in WWA Group's capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyer's commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

Revenues from sale of equipment are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or privately. All cost of goods sold are accounted for under direct costs. Revenues from the sale of equipment can be earned and Direct Costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on guarantee contracts are to be treated the same as inventory for accounting purposes. WWA Group's exposure from these guarantee contracts can vary over each contract guarantee. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

Allowance for Doubtful Accounts

WWA Group makes estimates of the collectability of accounts receivable. In doing so, WWA Group analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that WWA Group reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of WWA Group. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect WWA Group's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, WWA Group cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and WWA Group's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of WWA Group's business and acceptance of products and services; (iii) the ability of WWA Group to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although WWA Group believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of November, 2004.

WWA GROUP, INC.

/s/ Carl van Lieshout
Carl van Lieshout
Chief Executive Officer and Director

/s/ Digamber Naswa
Digamber Naswa
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of WWA Group formally known as Conceptual Technologies, Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from the Form 10SB12G/A as filed with the Commission on November 29, 1999

3(i)(b)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group filed on August 29, 1997 effecting a 1-for-14(incorporated herein by reference from the Form 10SB12G/A as filed with the Commission on November 29, 1999)

3(i)(c)	*

Certificate of Amendment to the Articles of Incorporation changing the name of WWA Group, Inc. from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from the Form 10-SB12G/A as filed with the Commission on November 29, 1999).

3(i)(d)	*

Certificate of Amendment to the Articles of Incorporation changing the name of WWA Group, Inc. from NovaMed, Inc. to WWA Group, Inc. (incorporated herein by reference from the Form 10-SB12G/A as filed with the Commission on November 29, 1999).

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from the Form 10-SB12G/A as filed with the Commission on November 29, 1999).
10	*	Stock Exchange Agreement between WWA Group, Inc. and World Wide Auctioneers Ltd. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2004).
14	*	Code of Ethics adopted on March 28, 2004 (incorporated by herein by reference from the 10-KSB filed with the Commission on March 30, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of WWA Group.

