Form 10QSB
period 2005-06-30
WWA GROUP INC
filed 2005-08-19
CIK 1036478

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                              FORM 10-QSB

(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,
                                                                     2005.

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

                                                             Yes X No ____

The number of outstanding  shares of the  registrant's  common stock,  $0.001 par value (the only class of voting stock),  as of August
18, 2005 was 15,969,633.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “WWA Group” refers to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                                                                              WWA GROUP, INC.
                                                                                                   Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,           December 31,
          Assets                                                                                  2005                   2004
                                                                                           (Unaudited)
                                                                               -----------------------------------------------
Current assets:
  Cash                                                                                   $   2,054,143          $   4,635,553
  Marketable securities                                                                        135,500                147,000
  Receivables, net                                                                           5,844,936              6,125,977
  Inventories                                                                                  621,981                 23,510
  Prepaid expenses                                                                             162,886                 73,073
  Notes receivable                                                                           2,597,051              2,435,911
  Other current assets                                                                         112,862                112,718
                                                                               -----------------------------------------------

           Total current assets                                                             11,529,359             13,553,742

Property and equipment, net                                                                  1,140,858              1,071,451
Investment in unconsolidated entity                                                            250,000                250,000

Other assets                                                                                         -                  8,592
                                                                               -----------------------------------------------

                                                                                         $  12,920,217          $  14,883,785
                                                                               -----------------------------------------------
                                                                               -----------------------------------------------

          Liabilities and Stockholders' Equity

Current liabilities:
  Auction proceeds payable                                                               $  10,118,601          $  10,259,801
  Accounts payable                                                                             553,663              2,316,240
  Accrued expenses                                                                             132,372                695,639
  Short term notes payable                                                                           -                 20,000
  Current maturities of long-term debt                                                          85,175                 72,383
                                                                               -----------------------------------------------

           Total current liabilities                                                        10,889,811             13,364,063

Long-term debt                                                                                  88,397                111,633
                                                                               -----------------------------------------------

           Total liabilities                                                                10,978,208             13,475,696
                                                                               -----------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 15,969,663 shares
    issued and outstanding                                                                      15,970                 15,970
  Additional paid-in capital                                                                 1,013,524              1,013,524
  Retained earnings                                                                            912,515                378,595
                                                                               -----------------------------------------------

           Total stockholders' equity:                                                       1,942,009              1,408,089
                                                                               -----------------------------------------------

                                                                                         $  12,920,217          $  14,883,785
                                                                               -----------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                    WWA GROUP, INC.
                                                                              Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                   Six Months Ended
                                                                        June 30,                           June 30,
                                                   -----------------------------------------------------------------
                                                            2005            2004             2005              2004
                                                   -----------------------------------------------------------------

Revenues from commissions and services
                                                   $   2,426,575     $ 1,404,934     $  3,431,441       $ 2,937,869

Revenues from sales of equipment                         952,625         949,933        4,126,982         1,089,618
                                                   -----------------------------------------------------------------

           Total revenues                              3,379,200       2,354,867        7,558,423         4,027,487

Direct costs                                           1,971,615       1,347,452        5,629,241         2,152,558
                                                   -----------------------------------------------------------------

           Gross profit                                1,407,585       1,007,415        1,929,182         1,874,929

Operating expenses:

    General, selling and administrative expenses         807,966         709,981        1,603,467         1,441,377

    Depreciation and amortization expense                107,377          70,838          216,829           126,454
                                                   -----------------------------------------------------------------

Total operating expenses                                 915,343         780,819        1,820,296         1,567,831
                                                   -----------------------------------------------------------------

Income from operations                                   492,242         226,596          108,886           307,098
                                                   -----------------------------------------------------------------

Other income (expense):

    Interest expense                                    (82,042)         (5,439)        (115,463)          (38,069)

    Other income                                         303,172          35,509          540,497            76,481
                                                   -----------------------------------------------------------------

Total other income (expense)                             221,130          30,070          425,034            38,412
                                                   -----------------------------------------------------------------

Income before income taxes                               713,372         256,666          533,920           345,510

Provision for income taxes                                     -               -                -                 -
                                                   -----------------------------------------------------------------
           Net income                              $     713,372       $ 256,666      $   533,920        $  345,510

                                                   -----------------------------------------------------------------

Basic and diluted earnings per common share            $    0.04        $   0.02       $     0.03         $    0.02
                                                   -----------------------------------------------------------------

Weighted average shares - basic and diluted           15,970,000      15,967,000       15,970,000        15,967,000
                                                   -----------------------------------------------------------------

                                   ---------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                                          WWA GROUP, INC.
                                                                    Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended June 30,
                                                          ------------------------------------------------
                                                          ------------------------------------------------
                                                                            2005                     2004
                                                          ------------------------------------------------

Cash flows from operating activities:
  Net income                                                         $   533,920              $   345,510
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:

     Depreciation and amortization                                       216,828                  126,454

     Loss (gain) on sale of marketable securities                         11,500                  (9,000)

     Loss on disposition of assets                                             -                   52,773
     Decrease (increase) in:

       Accounts receivable                                               281,041                1,983,074
       Inventories                                                     (598,471)                (638,486)

       Prepaid expenses                                                 (89,813)                  (9,132)

       Related party receivable                                                -                   30,275

       Other current assets                                                (144)                  (2,043)

       Other assets                                                        8,592                    8,589
     Increase (decrease) in:
       Auction proceeds payable                                        (141,200)                  938,749
       Accounts payable                                              (1,762,577)                  447,257
       Accrued liabilities                                             (563,267)                (455,724)
                                                          ------------------------------------------------

        Net  cash   (used  in)   provided   by
        operating activities                                         (2,103,591)                2,818,296
                                                          ------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (261,542)                (203,914)
  Increase in notes receivables                                        (161,140)              (2,228,056)

  Proceeds from sale of marketable securities                                  -                   24,000
                                                          ------------------------------------------------

        Net cash used in investing activities                          (422,682)              (2,407,970)
                                                          ------------------------------------------------

Cash flows from financing activities:

  Net payments on short-term notes                                      (20,000)                (248,813)

  Payments of long-term debt                                            (35,137)                 (45,950)
                                                          ------------------------------------------------

        Net cash used in financing activities                           (55,137)                (294,763)
                                                          ------------------------------------------------

        Net   (decrease)   increase   in  cash
        and  cash equivalents                                        (2,581,410)                  115,563

Cash and cash equivalents at beginning of period                       4,635,553                5,006,042
                                                          ------------------------------------------------

Cash and cash equivalents at end of period                          $  2,054,143             $  5,121,605
                                                          ------------------------------------------------
See accompanying notes to consolidated financial statements.

WWA GROUP, INC.

UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with WWA Group’s Form 10-KSB for the year ended December 31, 2004. These statements do include all normal recurring adjustments which WWA Group believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Summary of Significant Accounting Policies

Net Earnings per Common Share— Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. As of June 30, 2005 WWA Group had no common stock equivalents outstanding.

Revenue Recognition- Revenues from commissions and services consist of revenues earned in WWA Group’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

Revenues from sales of equipment consist of the gross amount of the auction sale or private sale of equipment inventory owned by WWA Group. WWA Group recognizes the revenue from such sales when the auction or private sale has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonable assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC.

UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

June 30, 2005

Note 2 – Summary of Significant Accounting Policies — (continued)

Stock Based Compensation

WWA Group accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. WWA Group has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with the provisions of SFAS 123, WWA Group has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for its stock option plans. As of June 30, 2005, WWA Group did not have any stock options outstanding.

Note 3 – Note Receivable

WWA Group has a note receivable from a company bearing interest at 2.2% per month that is due June 30, 2005. The note is secured by the assets of the borrower, consisting mainly of a freight ship. As of June 30, 2005, the principal balance was $2,597,051.

Note 4 – Income Taxes

WWA Group operates in the Jebal Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. WWA Group has determined that undistributed earnings from WWA Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes – Special Areas, no income tax provision has been recorded for the undistributed earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

WWA Group’s business strategy is to continue to grow the number and size of auctions held during the year and the cash flow generated from such auctions, and to expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a mean to increase net cash flow.

Implementation of WWA Group’s growth model will include expanding its lower cost auction methods, such as on-line auctions, video auctions and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose. WWA Group held two on-line auctions and two equipment auction during the second quarter of 2005.

WWA Group is now offering higher margin buyer and seller services, such as transport and logistics. WWA Group’s control over a large volume of equipment being moved around the world by its regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs. WWA Group has formed a strategic alliance with a shipping vessel and two road transport trucks and trailers, all of which are used to move equipment for its regular consignors.

Nonetheless, WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

WWA Group’s financial condition and results of operations depend primarily upon the volume of industrial equipment auctioned, the prices it obtains at auction for such equipment, and the commission rates it can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group’s future success will depend on its ability to increase the size of its auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase auction sales and obtain competitive pricing at auction then it can expect a reduction in revenue which may in turn affect the profitability of its business.

Results of Operations

During the period from January 1, 2005 through June 30, 2005, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates and from jointly managed sites in Jakarta, Indonesia, Perth Australia, Amsterdam, The Netherlands, and Guangzhou, China. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. To date, WWA Group has acted as a consultant to strategic partners in auctions outside of Dubai and has not received any fees from such auctions.

For the six month period ended June 30, 2005 WWA Group realized an increase in net profits from operations as a result of an increase in commission revenue and equipment sales as compared to the six month period of the prior year. Three on-site equipment auctions were held in the first six months of 2005 compared to two on-site auctions during first six months in 2004. WWA introduced On-line only auctions in 2004, and completed two such auctions in the first six months of 2005. Trading activity also increased in the first six months of 2005. The increase in direct costs during the first six months of 2005 compared to the first six months of 2004 is due to an increase in auction activities. Further, WWA Group general and administrative expenses increased only slightly relative to the significant increase in the number of auctions during the first six months of 2005 compared to the first six months of 2004. WWA Group believes that the immediate key to its ability to operate profitably is to increase the number and the size of its auctions and keep general and administration costs under control. However, there is no assurance that WWA Group will be successful in increasing the size and frequency of its auctions or in its efforts to control expenses.

Three and six months periods ended June 30, 2005 and 2004

Revenue

Revenue for the three months ended June 30, 2005 increased to $3,379,200 from $2,354,867 for the three months period ended June 30, 2004, an increase of 44%. Revenue for the six months ended June 30, 2005 increased to $7,558,423 from $4,027,487 for the six months period ended June 30, 2004, an increase of 88%. The increase in revenues over the six months period is mainly due to an increase in the number of auctions in the first six months of 2005 (three) compared to the same period in 2004 (two), and the increase in revenue from sales of owned equipment in 2005. The growth in revenue reflects efforts towards expansion in the auction marketplace, and indicates that WWA Group is on track to increase gross auction revenue in 2005 as compared to 2004.

Net Income

Net income for the three months ended June 30, 2005 increased to $713,372 as compared to net income of $256,666 for the three months period ended June 2004, an increase of 178%. Net income for the six months ended June 30, 2005 increased to $533,920 from $345,510 for the six months ended June 30, 2004, an increase of 55%. Net income in the most recent three month period is more than that in the same period in 2004, due to the fact that there were two major auctions in Dubai during the April to June, 2005 period as opposed to one major auction in the April to June 2004 period. WWA Group anticipates further net income growth over the next twelve months.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 increased to $807,966 from $709,981 for the three month period ended June 30, 2004, an increase of 14%. Selling, general and administrative expenses for the six months ended June 30, 2005 increased to $1,603,467 from $1,441,377 for the six months ended June 30, 2004, an increase of 11%. The slight increase in selling, general and administrative expenses over the three and six month comparative periods is the result of higher personnel costs and direct auction costs associated with holding more frequent auctions in the first six months of this year. WWA Group expects to control selling, general and administrative expenses over future periods except in relation to selling costs directly associated with increases in the number of auctions held. Further, WWA Group expects that any increases in selling costs will be offset by increases in revenues.

Direct costs for the three months ended June 30, 2005 increased to $1,971,615 from $1,347,452 for the three months period ended June 30, 2004, an increase of 46%. Direct costs for the six months ended June 30, 2005 increased to $5,629,241 from $2,152,558 for the six months period ended June 30, 2004, an increase of 162%. The increase in direct cost over the six months comparative periods is due to increase in cost of goods sold and the number of auctions in the current six month period. WWA Group expects that direct costs will continue to rise with any increase in trading volume and the anticipated increase in the number and size of auctions to be held over the next twelve months.

Depreciation and amortization expenses for the three months ended June 30, 2005 and June 30, 2004 were $107,377 and $70,838 respectively. Depreciation and amortization expenses for the six months ended June 30, 2005 and June 30, 2004 were $216,829 and $126,454 respectively.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operating activities was $2,103,591 for the six months ended June 30, 2005, as compared to cash flow provided by operating activities of $2,818,296 for the six months ended June 30, 2004. Negative cash flows from operating activities in the six months ended June 30, 2005 are primarily attributable to a significant decrease in accounts payable as compared to the six months ended June 30, 2004. Anticipated increases in net revenues and a decrease in accounts receivable are expected to generate cash flow produced from operations in future 2005 periods.

Cash flow used in investing activities for the six months ended June 30, 2005 was $422,682 as compared to cash flows used in investing activities of $2,407,970 for the six months ended June 30, 2004. The cash flow used in investing activities in the first six months of 2005 was comprised of property and equipment purchases of $261,542 and a note receivable of $161,141 attributable to advances to trading partners.

Cash flows used in financing activities were $55,137 for the six months ended June 30, 2005 as compared to $294,763 used in financing activities for the six months ended June 30, 2004. The cash flows used in financing activities resulted from repayments on short and long-term loan notes.

On June 30, 2005 WWA Group had auction proceeds payable of approx $10.12 million, accounts payable of $553,663 and other liabilities of $217,547. WWA Group had $2,054,143 in cash, $5,844,936 in accounts receivable and $2,597,051 in notes receivable repayable on demand. WWA Group believes that it has sufficient current assets and operational cash flow to meet its obligations. However, WWA Group may be required to obtain funding from alternative sources to accelerate the pay down of auction proceeds to increase customer retention. Sources of funding WWA Group’s working capital include loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group has funded its cash needs from inception through operations, increasing its payables, and a series of debt transactions. WWA Group can provide no assurance that it will be able to obtain additional financing, if needed, to meet its current obligations. If WWA Group is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

WWA Group had a working capital surplus of $639,548 as of June 30, 2005, compared to a working capital surplus of $189,679 as of December 31, 2004.

WWA Group had no formal long-term lines of credit or other bank financing arrangements as of June 30, 2005.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for any significant purchase or sale of any plant or equipment outside of normal items to be utilized by yard personnel.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in WWA Group’s Form 10-KSB, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment and incidental interest income. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

Revenues from sales of equipment consist of sales of equipment inventory that is owned or underwritten by WWA Group. Sales occur either in auction or private sale. WWA Group recognizes the revenue from such sales when the auction or private sale has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that WWA Group reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of WWA Group. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect WWA Group’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, WWA Group cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of August, 2005.

WWA GROUP, INC.

__/s/ Eric Montandon

Eric Montandon

Chief Executive Officer and Director

_/s/ Digamber Naswa

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

* Incorporated by reference from previous filings of WWA Group, Inc.