Form 10QSB
period 2005-09-30
WWA GROUP INC
filed 2005-11-16
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-26927

WWA GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	77-0443643 (IRS Employer Identification Number)

2465 West 12th Street, Suite 2 Temple, Arizona 85281
(Address of Principal Executive Office)          (Zip Code)

(480) 505-0070
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of October 27, 2005 was 15,969,633.

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

WWA GROUP, INC.
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
Assets	2005	2004
Current assets:
Cash	$ 2,915,388	$ 4,635,553
Marketable securities	135,500	147,000
Receivables, net	4,530,167	6,125,977
Inventories	523,493	23,510
Prepaid expenses	163,987	73,073
Notes receivable	2,940,058	2,435,911
Other current assets	176,433	112,718

Total current assets	11,385,026	13,553,742

Property and equipment, net	1,119,097	1,071,451
Investment in unconsolidated entity	250,000	250,000
Other assets	-	8,592
	$ 12,754,123	$ 14,883,785

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$ 9,789,746	$ 10,259,801
Accounts payable	388,398	2,316,240
Accrued expenses	147,991	695,639
Short term notes payable	-	20,000
Current maturities of long-term debt	137,088	72,383

Total current liabilities	10,463,223	13,364,063

Long-term debt	188,794	111,633

Total liabilities	10,652,017	13,475,696
Commitments and contingencies

Stockholders' equity:
Coumon stock, $.001 par value, 50,000,000 shares
authorized; 15,969,663 shares
issued and outstanding	15,970	15,970
Additional paid-in capital	1,013,524	1,013,524
Retained earnings	1,072,612	378,595

Total stockholders' equity	2,102,106	1,408,089
	$ 12,754,123	$ 14,883,785

The acccompanying notes are an integral part of these financial statements

WWA GROUP, INC.
Unaudited Consolidated Statements of Income
Three Months Ended	Nine Months Ended
September 30,	September 30,
	2005	2004	2005	2004

Revenues from commissions and services	$ 1,178,571	$ 1,345,533	$ 4,610,012	$ 4,283,402
Revenues from sales of equipment	2,649,145	961,863	$ 6,776,127	2,051,481

Total revenues	3,827,715	2,307,396	11,386,139	6,334,883

Direct costs	2,993,429	1,346,129	8,622,671	3,498,687

Gross profit	834,287	961,267	2,763,468	2,836,196
Operating expenses:
General, selling and administrative expenses	687,310	682,473	2,290,775	2,123,850
Depreciation and amortization expense	109,083	79,627	325,912	206,081

Total operating expenses	796,393	762,100	2,616,687	2,329,931

Income from operations	37,894	199,167	146,781	506,265

Other income (expense):
Interest expense	(57,519)	(98,418)	(172,982)	(136,487)
Other income	179,722	166,056	720,218	242,537

Total other income (expense)	122,203	67,638	547,236	106,050

Income before income taxes	160,096	266,805	694,017	612,315

Provision for income taxes	-	(60,000)	-	(60,000)

Net income	$ 160,096	$ 206,805	$ 694,017	$ 552,315

Basic and diluted earnings per common share	$ 0.01	$ 0.01	$ 0.04	$ 0.03

Weighted average shares - basic and diluted	15,970,000	15,967,000	15,970,000	15,967,000

The accompanying notes are an integral part of these financial statements

WWA GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 694,017	$ 552,315
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	325,912	206,080
Loss <gain> on sale of marketable securities	11,500	(9,000)
Loss on disposition of assets	6,708	52,773
Decrease (increase) in:
Accounts receivable	1,595,810	(5,673,546)
Inventories	(499,983)	(1,004,468)
Prepaid expenses	(90,914)	(6,226)
Notes receivable	-	30,275
Other current assets	(63,715)	6,178
Other assets	8,592	10,571
Increase (decrease) in:
Auction proceeds payable	(470,055)	5,509,373
Accounts payable	(1,927,842)	1,833,863
Accrued liabilities	(547,648)	(415,472)
Deferred tax liabilities	-	60,000

Net cash (used in) provided by operating activities	(957,618)	1,152,716
Cash flows from investing activities:
Purchase of property and equipment	(177,402)	(493,954)
Increase in notes receivables	(504,147)	(2,230,994)
Proceeds from sale of marketable securities	-	24,000

Net cash used in investing activities	(681,549)	(2,700,948)

Cash flows from financing activities:
Proceeds from short-term notes payable	2,108,675	1,806,476
Payments on short-term notes	(2,128,675)	(1,534,813)
Payments of long-term debt	(60,998)	(60,055)

Net cash (used in) provided by financing activities	(80,998)	211,608

Net decrease in cash and cash equivalents	(1,720,165)	(1,336,624)

Cash at beginning of period	4,635,553	5,006,042

Cash at end of period	$ 2,915,388	$ 3,669,418

The acccompanying notes are an integral part of these financial statements

WWA GROUP, INC.

UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

On August 8, 2003, WWA Group completed a stock exchange agreement wherein WWA Group acquired 100% of WWA Dubai through the issuance of 13,887,447 shares of common stock in a transaction wherein WWA Dubai became a wholly-owned subsidiary of WWA Group. Upon closing of the transaction, the shareholders of WWA Dubai owned approximately 91% of the issued and outstanding shares of WWA Group. Because the shares issued in the transaction represent control of the total shares of the outstanding common stock immediately following the transaction, the transaction was accounted for as a reverse acquisition.

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with WWA Group’s Form 10-KSB for the year ended December 31, 2003. These statements do include all normal recurring adjustments which WWA Group believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 – Summary of Significant Accounting Policies

Net Earnings per Common Share— Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive. As of September 30, 2005 WWA Group had no common stock equivalents outstanding.

Revenue Recognition- Auction Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. Auction revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income, buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible. Revenues from sales of equipment consist of the auction sale or private sale of equipment inventory owned by WWA Group. WWA Group recognizes the revenue from such sales when the auction or private sale has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonable assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC.

UNAUDITED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

September 30, 2005

Note 2 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation

WWA Group accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. WWA Group has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with the provisions of SFAS 123, WWA Group has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations in accounting for its stock option plans. As of September 30, 2005, WWA Group has resolved to look for an appropriate employee stock option program structure for planned inception in early 2006.

Note 3-Notes Receivable

Notes receivable amounting to $2,940,058 at September 30, 2005 remains due to WWA Group from three of its trading partners. The majority of the amount receivable is in the form of a secured loan from a shipping company which bears interest of 2.2% per month and is due to be repaid on or before December 31, 2005. The note is secured by the assets of the borrower, consisting mainly of a freight ship. Other amounts in this category are receivable by WWA Group from one of its regular consignors and from its Holland auction partner.

Note 4-Income Taxes

WWA Group operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. During the fourth quarter of 2004, WWA Group determined that undistributed earnings from WWA Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes –Special Areas, no income tax provision has been recorded for the undistributed earnings.

Note 5-Supplemental Cash Flow Information

During the nine months ended September 30, 2005, the WWA Group purchased $202,864 of property and equipment with long-term debt.

WWA Group did not pay any income taxes during the nine months ended September 30, 2005 and 2004.

WWA Group paid interest of approximately $173,000 and $136,000, during the nine months ended September 30, 2005 and 2004 respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of WWA Group to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon WWA Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on WWA Group will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of WWA Group, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. WWA Group undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect WWA Group’s forward-looking statements, please refer to WWA Group’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

General

WWA Group’s business strategy is to obtain and grow positive net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a means by which to increase net cash flow.

Implementation of WWA Group’s growth model will include expanding its lower cost auction methods, such as on-line auctions, video auctions and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose. WWA Group held one equipment auction and 1 online auction during the 3rd quarter.

WWA Group is also now offering higher margin buyer and seller services, such as transport and logistics. WWA Group’s connection with a large volume of equipment being moved around the world by its regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs. WWA Group now has a strategic alliance with a shipping vessel and two road transport trucks and trailers, all of which are used to move equipment for its regular consignors.

Nonetheless, WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

WWA Group’s financial condition and results of operation depend primarily upon the volume of industrial equipment auctioned, the prices it obtains at auction for such equipment, and the commission rates it can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group’s available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group’s future success will depend on its ability to increase the size of its auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction then it can expect a reduction in revenue which may in turn affect the profitability of its business.

Results of Operations

During the period from January 1, 2005 through September 30, 2005, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates and from jointly managed sites in Jakarta, Indonesia, Perth Australia, Amsterdam, The Netherlands, and Guangzhou, China. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. To date, WWA Group has acted as a consultant to strategic partners in the auctions outside of Dubai and has not received any fees from such auctions.

For the nine month period ended September 30, 2005 WWA Group realized a decrease in net profits from operations as a result of direct costs associated with the auctions as compared to the nine month period of the prior year. Four on-site equipment auctions were held in the first nine months of 2005 against three on-site auctions during first nine months in 2004 though the individual auction volume was lower in 2005 as compared to 2004. WWA introduced Internet On-line Auction and completed three such auctions in first nine months of 2005. The trading activity also increased in the first nine months of 2005. Increase in the direct cost during the first nine months of 2005 while comparing with first nine months of 2004 is due to increase in auction activities. Further, WWA Group general and administrative expenses are not increased in proportion to the increase in number of auctions during the first nine months of 2005 compared with the first nine months of 2004. WWA Group believes that the immediate key to its ability to operate profitably is to increase the number and the size of its auctions and keep general and administration cost under control. However, there is no assurance that WWA Group will be successful in increasing the size and frequency of its auctions or in its efforts to control expenses.

Three and nine month periods ended September 30, 2005 and 2004

Revenue

Revenue for the three months ended September 30, 2005 increased to $ 3,827,715 from $2,307,396 for the three month period ended September 30, 2004, an increase of 66%. Revenue for the nine months ended September 30, 2005 increased to $ 11,386,139 from $6,334,883 for the nine month period ended September 30, 2004, an increase of 80%. The increase in revenues over the nine month periods is primarily attributable to the increased sale of owned equipment in the first nine months of 2005 than in the same period in 2004. The growth in revenue reflects continued expansion in the auction marketplace, and puts WWA Group on track to increase gross revenues in 2005 as compared to 2004.

Net Income

Net income for the three months ended September 30, 2005 was $160,096 as compared to $206,805 for the three month period ended September 30, 2004, a decrease of 23%. Net income for the nine months ended September 30, 2005 was $ 694,017 as compared to $552,315 for the nine month period ended September 30, 2004 an increase of 26%. Net income in the recent three month period is lower than in the same period in 2004 due to the fact that the auction size in 2005 was smaller than in 2004, resulting in lower auction commission revenue in the 3rd quarter of 2005. WWA Group anticipates further net income growth over the next twelve months.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 are $687,310 as compared to $682,473 for the three month period ended September 30, 2004, an increase of 1%. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased to $2,290,775 from $2,123,850 for the nine months ended September 30, 2004, an increase of 8%. The marginal increase in selling, general and administrative expenses over the nine month comparative periods is the result of higher personnel costs associated with holding more frequent auctions in the first nine months of this year. WWA Group expects to control selling, general and administrative expenses over future periods except in relation to selling costs directly associated with an increase in the number of auctions held. WWA Group expects that any increase in selling costs will be offset by an increase in revenues.

Direct costs for the three months ended September 30, 2005 increased to $2,993,429 from $1,346,129 for the three months period ended September 30, 2004, an increase of 123%. Direct costs for the nine months ended September 30, 2005 increased to $8,622,671 from $3,498,687 for the nine months period ended September 30, 2004, an increase of 147%. The increase in direct costs over the three and nine month comparative periods is primarily due to an increase in cost of goods sold in the current year. Direct costs per auction increased from approximately $505,000 per auction in the nine months ended September 30, 2004 to approximately $520,000 during the nine months ended September 30, 2005. The increase in the cost per auction (excluding the cost of equipment sold) is mainly due to increased mailing, advertising and web maintenance costs. WWA Group expects that direct costs will continue to rise with the increased volume of owned equipment trading and larger anticipated auction volume in the next twelve months.

Depreciation and amortization expense for the three months ended September 30, 2005 and September 30, 2004 were $109,083 and $79,627 respectively. Depreciation and amortization expense expenses for the nine months ended September 30, 2005 and September 30, 2004 were $325,912 and $206,081, respectively.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in the operations was $957,618 for the nine months ended September 2005 as compared to cash flow provided by operating activities of $1,152,716 for the nine months ended September 30, 2004. Negative cash flows from operating activities in the current nine month period are primarily attributable to a significant decrease in auction proceeds payable and accounts payable as compared to the prior nine month period. Anticipated increased net revenues and a decrease in accounts receivable are expected to generate an increase in cash flow from operations in future periods.

Cash flows used in investing activities for the nine month period ended September 30, 2005 was $681,549 as compared to $2,700,948 used in investing activities for the nine month period ended September 30, 2004. The cash flow used for investment activities in the first nine months of 2005 were comprised of property and equipment purchases, $177,402, and notes receivable, $504,147 as a result of advances to trading partners.

Cash flows used in financing activities was $80,998 for the nine months ended September 2005 as compared to cash flow provided by financing activities of $211,608 for the nine months ended September 30, 2004. The cash flows used in financing activities is for payment of long and short term loan notes payable.

WWA Group had a working capital surplus of $921,803 as of September 30, 2005, compared to a working capital surplus of $189,679 as of December 31, 2004.

WWA Group had a letter of credit facility for equipment purchases for the net amount of $800,000 from Habib Bank AG Zurich, Dubai, UAE as of Sept 30, 2005, but has no formal long term lines or credit or other bank financing arrangements as of September 30, 2005.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for any significant purchase or sale of any fixed plant or equipment outside of normal items to be utilized by yard personnel.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of Sept 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of WWA Group for the fiscal quarters ended September 30, 2005 and 2004. . (b) Changes in internal controls over financial reporting.

During the quarter ended Sept 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of November, 2005.

WWA GROUP, INC.

/s/ Eric Montandon

Eric Montandon

Chief Executive Officer and Director

/s/ Digamber Naswa

Digamber Naswa

Chief Financial Officer, Principal Accounting Officer and Director

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