Form 10KSB
period 2005-12-31
WWA GROUP INC
filed 2006-04-07
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-26927

WWA GROUP, INC.
(Name of Small Business Issuer In Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (IRS Employer Identification Number)

2465 West 12th Street, Suite 2 Tempe, Arizona 85281
(Address of Principal Executive Offices)          (Zip Code)

(480) 505-0070
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 Par Value)

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

Yes                   No      X

The registrant's total revenues for the year ended December 31, 2005 were $16,312,971.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $3,194,138 based on the average closing bid and asked prices for the common stock on March 31, 2006.

On March 31, 2006 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 15,970,803.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

As used herein the term “WWA Group,” “we,” “our,” and “us” refers to WWA Group, Inc., its subsidiaries and predecessors, unless the context indicates otherwise. WWA Group, Inc., was incorporated in Nevada on November 26, 1996, as Conceptual Technologies, Inc. On April 9, 1998, Conceptual Technologies, Inc., changed its name to NovaMed, Inc., to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, NovaMed, Inc. acquired World Wide Auctioneers Ltd., (“WWA Dubai”) an international equipment auction company based in the United Arab Emirates that holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. The name of NovaMed was subsequently changed to WWA Group, Inc., to reflect the acquisition and the new business focus. Since the owners of WWA Dubai obtained the majority of the outstanding shares of WWA Group through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of WWA Group and WWA Dubai is considered the acquirer for accounting purposes.

Our United States business office is located at 2465 West 12th Street, Suite 2 Tempe, Arizona, 85281, and its telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511. We maintain our principal place of business in the Jebel Ali Free Zone, Dubai, United Arab Emirates.

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG”.

Description of Business

We have been engaged in the auctioning of transportation and industrial equipment since our incorporation in August of 2000. We operate our largest auctions at our primary facility in Dubai where 33 large un-reserved equipment auctions and 5 smaller transport auctions have been held since March 2001. WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. We also sell light vehicles and other related items such as boats and motorcycles.

All of our auctions are unreserved, meaning that there are no minimum or reserve prices; each and every item is sold to the highest bidder on the day of the auction. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results. Further, WWA Group is an international equipment auction company that holds unreserved auctions almost entirely for the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auctions, meaning they auction a significant amount of equipment that they own. When an auction company becomes involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders.

WWA Group focuses its business on selling for the consignor rather than competing with the owners and bidders. However, from time to time, we do purchase equipment and sell the equipment at our auctions or in private sales. Sales of equipment owned by us accounted for less than 3% of the total gross auction sales in 2004 and 2005.

In this document we refer to “gross auction sales.” Gross auction sales are defined as the total gross proceeds to the seller from final bid prices paid on all equipment and other items sold at any WWA Group auction, or the total proceeds from prices paid for any items at our competitors’ auctions. Gross auction sales are not presented in our consolidated financial statements. Gross revenue as a percentage of gross auction sales is a measure of our operating performance and we believes that gross auction sales provide the most meaningful comparative measure of its relative operating performance between periods, and our sales activity relative to the overall market.

WWA Group has generated over $380 million of gross auction sales of vehicles and equipment from its Dubai facilities since formation. Equipment auctioned was comprised of more than 30,000 items from 2,300 consignors that were sold to over 4,500 bidders. WWA Group controlled a market share of over 65% of all industrial equipment auction sales concluded in Dubai in 2005, and the market is expected to grow. In 2005 we auctioned approximately $110 million worth of equipment in 5 large auctions in Dubai and 4 on line auctions, up from approximately $98 million in 2004.

Revenues from commissions and services earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; and buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible. Revenues from commissions and services may be compared to Gross Auction Sales as a measure of relative operating performance between periods.

Revenues from the sales of equipment are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or in private sales. All costs of goods sold are accounted for under direct costs. On occasion, WWA Group guarantees a certain net level of proceeds to a consignor. Revenue on guaranteed consignments comes from a percentage of the proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, we can incur a net loss on the sale. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

WWA Group guaranteed less than $200,000 of net proceeds to consignors for equipment sold in 2005 auctions, and sold approximately $2,800,000 worth of WWA Group owned equipment at its auctions in all of 2005. This equates to less than 3% of all equipment auctioned in 2005 at our Dubai facility. We also sold approximately $7,000,000 worth of owned equipment in private sales outside of our auctions, these cases arising from logistical cost problems associated with shipping some owned equipment to the Dubai auction site.

Live on-line bidding is a significant component of WWA Group’s ability to involve bidders in locations remote from any given physical auction site in participating in the auction process. We conduct live on-line bidding using our own proprietary interactive software system, marketed as “WWA BidLive,” designed to enhance the best features of existing auction technology that has been successfully utilized at many of the WWA Group auctions. We have not sold a significant percentage of equipment to on-line bidders participating in our Dubai auctions, primarily due to the lower than world average Internet purchasing penetrations rate in the Middle East. However, on-line registrations and bidding have been increasing, and on line bidding is notably active in Australian auctions managed by us. We expect the on-line bidding system to capture an increasing percentage of sales at future auctions.

In 2004 we developed our “WWA On-Line” auctions system for selling items at on-line only auctions to be held on a regular basis in the future. We auctioned over $13 million worth of equipment in four on-line auctions in 2005 from our Dubai facility. This new business opens up more opportunities for us to sell equipment between its physical auctions, and to sell equipment that has not yet arrived at a WWA Group facility. WWA Group has a proven seller and buyer base loyal enough to support continued on-line only auctions. The expected revenue from the on-line only sales should provide a more consistent revenue production stream for us.

WWA Group also manages unreserved auctions in Amsterdam, The Netherlands; Guangzhou, China; and Perth and Brisbane, Australia, through operating joint ventures with local registered auction companies. We manage auctions and license our name, customer database, and auction system software and hardware to separately owned private companies in Australia, The Netherlands, and China. Pursuant to “franchise” management agreements with these entities, we are reimbursed for all hard costs incurred while assisting these entities with their auctions, and are entitled to fees based on gross auction revenue at each auction; however, to date WWA Group has not realized any fees based on gross auction revenue. We anticipate that in the future, we will begin to realize a fee on gross auction revenues. We also have a right of first refusal to acquire the majority of each entity with which we have a franchise agreement. None of these franchise entities is reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to any of these entities.

We participate in auctions in Indonesia in cooperation with International Auction Multi-Machine (“IAM”), a separately owned and managed Indonesian-registered auction company, in which we are a minority (19%) shareholder. IAM is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to IAM. We assist IAM with supervisory staff, advertising and operating systems on an informal basis, in order to protect and enhance the value of our investment in IAM. IAM is currently negotiating with underwriters and agents in Indonesia to facilitate an initial public offering of its stock on the Jakarta stock exchange in 2007.

WWA Group helped manage a total of 12 auctions in 2005 for its franchise partners. The 2005 total gross auction sales in China, Indonesia, The Netherlands and Australia were $44 million. WWA Group earned no fee income from these franchises in 2005, but expects to earn fees in 2006 from auctions to be held in Indonesia, The Netherlands and Australia based on current revenue levels at these entities. The Chinese venture was dissolved in early 2006 due to burdensome government regulations. WWA Group is considering other joint venture opportunities with foreign auction companies and intends to establish additional permanent sites of its own. We expect that existing franchises will mature, and new managed and permanent auction sites will come into operation in 2006 and 2007, expanding the world wide reach of our auction business, although there can be no assurance that the franchise partners will be successful or that we will receive fees from the franchise partners in the future.

We are interested in expanding our operations through the future acquisition of other entities, and the companies we are currently in operating ventures with are primary candidates. While it is unlikely that we will pursue acquiring any of our franchises or partners in 2006, the opportunity to acquire companies familiar with our management, operations and culture remains attractive to all parties for future consideration.

We have a permanent auction site and corporate headquarters in Dubai and representation at each of our franchise locations: The Netherlands, Australia, and Indonesia. We also have representative offices in Singapore in addition to our business office in Tempe, Arizona.

Description of Industry

WWA Group operates in the auction segment of the global industrial equipment marketplace, selling virtually all types of earthmoving, construction, transport and marine equipment through unreserved public auctions. We chose to enter into the auction segment of the industry for several reasons, including:

o the sheer size and fragmented nature of the industry,

 o the relatively small penetration of the auction model in the industry o the attractiveness of the auction method,

o the resilience of the auction model in both upward and downward trending economic cycles,

 o the projected growth in construction spending in the Middle East and several other regions outside of  North America, and

o	the dominance of the segment in certain regional markets by one company and the resulting stagnant segment growth in those markets.

Market Size and Growth

 Industry analyst Frank Manfredi and Ritchie Brothers Auctioneers (NYSE “RBA”) estimated in 1999 that there was approximately $1 trillion of used industrial equipment in circulation worldwide, and that around $100billion worth of that equipment changed ownership each year. Based on strong sales of new equipment in the last 6 years, it can be suggested that the amount of used equipment in circulation is now far greater than the 1999 estimate.

The strength of the global equipment market in 2005 far exceeded the expectations of industry analysts, who had called for a slowdown after record growth in 2003 and 2004. Traditional construction remained a strong driver of growth, but was supplemented by a largely unexpected surge in the mining and energy businesses, a result of the record high prices for oil and metals that prevailed throughout the year and are expected to continue for at least the next two years. High prices and a general excess of demand over supply in metals and energy markets led producers of these commodities to ramp up production with unprecedented speed, producing shortages of some types of heavy equipment. Commodity producers also invested heavily in supporting infrastructure such as roads, ports, railways, and refineries, creating additional demand for equipment.

Strong global demand for equipment was supplemented by accelerated demand within the United States, with reconstruction efforts after hurricanes Katrina and Rita providing an unexpected lift to United States equipment sales.

Major equipment manufacturers have been operating at full capacity, and report strong demand despite high prices. Komatsu has reported a 20% increase in net sales for the nine month period ended December 31, 2005. Komatsu’s sales increased in all major markets with particular strong demand in Europe, North America and Latin America, with profits up 78% over the previous 9 months. Worldwide demand in 2005 was particularly strong, with the US Association of Equipment Manufacturers reporting that export sales for the first two quarters of 2005, the latest figures available as of this writing, were up 44 percent over the same period in 2004.

The strong market for new equipment that prevailed in 2005 was matched by demand for second-hand equipment. While no reliable statistics are available for this highly fragmented marketplace, dealers in second hand heavy equipment around the world reported strong demand and strong prices. Auction giant Ritchie Brothers Auctioneers, which due to its global exposure makes a reasonable proxy for the overall equipment auction market, saw a 17 percent increase in gross auction sales over 2004.

Equipment analysts are confident that demand will accelerate in 2006. The authoritative Outlook Survey of the Association of Equipment Manufacturers projects that worldwide sales of new equipment in 2006 will be 9 percent above the already very strong 2005 figures, with the key earthmoving equipment category expanding 11.3 percent. Equipment giant Caterpillar expects global sales of new heavy equipment in 2006 to be up 10 percent over 2005.

Authoritative sources agree that for many lines of equipment, especially large items, supply in 2006 will be inadequate to meet demand. An Engineering News-Record headline announced in late 2005 that a “Shortage of Big Machinery Continues Amid Explosive Buying Spree”, with the article pointing out that “larger machines will remain in short supply until 2007” and suggesting that “contractors needing haul trucks, excavators and crushers may have to wait another year”. Reed Construction Data’s Building Team Construction Forecast concurs, predicting that “supply conditions in the construction equipment market will become even tighter until at least mid 2006.”

Penetration of Auction Segment — Despite the huge size and sustainable growth of the used equipment market, only a fraction of that equipment is sold through auctions, the majority of the equipment being sold directly by the owner or through dealers and brokers. RBA is by far the largest equipment auction company in the world. RBA’s gross auction sales for the year ended December 31, 2005 were a record $2.09 billion, with auction revenues at $212.6 million, with both figures showing a 17% increase over last year. RBA claims to sell more at auction than their 25 largest competitors combined. In North America, RBA and others estimate that 20% of all used equipment changing hands is traded at auction. Analysis of data available suggest that of the $80 to $100 billion of equipment changing hands outside of North America each year, only about 1% is at auction.

Analyst Bruce Simpson of William Blair & Company stated in 2004 that “The size of the used equipment market and the relatively small penetration of the auction model suggest that the company (RBA) has years of open-ended growth in front of it.” WWA Group believes this statement applies to the segment as a whole and all participants, especially outside of North America.

Attractiveness of the Auction Method — The auction method is becoming more attractive to sellers due to the Internet and the general globalization of business communications. Buyers have more access to price and availability information, and thus the trading business is becoming more transparent – there are no longer participants that have information advantages over others. This results in more sellers accepting the auction method as the preferred way to realize market value for their inventory in a timely and cost efficient manner than selling it themselves. WWA Group believes that this trend also will contribute to the growth of auction segment.

The ability of auctioneers to sell a wide range of equipment and related assets, offering a more comprehensive choice to bidders, is attracting more buyers. Industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location.

Truly un-reserved auctions attract buyers who are willing to travel to an auction or bid on-line on items they believe they can buy for fair prices; an auction house that builds a reputation for fair practices to buyers and delivery of goods as represented, builds its return buyer base.

The transparency of the international used equipment market at auctions, due to the publicly attended nature of auctions and the quality of the information available to any location through the Internet, is attracting more buyers to auctions as they become more familiar with market prices.

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

WWA Group expects to grow its auction business based not only on the fact that the size of the industrial equipment market continues to grow, but also on management’s belief that the popularity of buying and selling equipment through the auction process will increase.

Resilience of the Auction Model — The industrial equipment auction business is relatively insulated from cyclical economic trends. Many of the factors that might prompt owners to sell equipment also creates an environment in which equipment buyers opt for high quality used equipment rather than more expensive new equipment. Auctioneers can therefore take advantage of economic downturns as well as upturns, whereas private dealers’ revenue and profit margins tend to be negatively influenced by regional market downturns. WWA Group’s potential business volume and ability to grow are not directly influenced by economic cycles.

In recent years, we have been operating at a profit in a very active, high demand growth environment where it has been difficult to locate good quality equipment to auction. However, this environment also generates fleet re-alignments, mergers and acquisitions, lease returns, project completions, and even financial pressure from over-commitments. All of these conditions favor the auction model for disposal of inventory. In a period of economic uncertainty, other factors would result in an increase in supply of used equipment for sale at auction. Auctions are well known for their cash transactions, as opposed to private dealers that often rely on buyer financing for many of their sales transactions. Availability of buyer financing can be uncertain in cyclical developing markets.

Further, industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location.

Regional Market Analysis

The heavy equipment business is ideally suited to rapid adjustment to emerging regional opportunities. Because of this ability, and due to accurate predictions of economic conditions, WWA Group now operates in regions showing growth rates well above worldwide averages, and is ideally positioned to serve the world’s fastest-growing markets.

The Middle East

England’s New Civil Engineer magazine has described the construction markets of the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, and Oman, collectively the “GCC”) as “the largest and fastest growing single opportunity for the world’s project industry in 2006.” This unprecedented regional construction boom is fueled by sustained high energy prices: oil and gas export receipts for the GCC rose 40%, to $291 billion, in 2005, and are expected to reach a record $330 billion in 2006. By the end of 2006, the aggregate GDP of the GCC nations will reach $600 billion, twice the average of about $300 billion achieved from 2000-2002.

                                  GCC Oil Production and Oil Revenues: 2004-2006
                ---------------------- ----------------------------------------- -----------------------------------------------------
                                                    Oil Production                                   Oil Revenues
                                                      (In MMBD)                                 (In Nominal $billion)
                ---------------------- ----------------------------------------- -----------------------------------------------------
                ---------------------- -------------------- -------------------- ---------------- ------------------- ----------------
                                             2004                 2005               2004               2005              2006
                ---------------------- -------------------- -------------------- ---------------- ------------------- ----------------
                ---------------------- -------------------- -------------------- ---------------- ------------------- ----------------
                Saudi                          9.1                  9.5               115.6             150.1              154.3
                UAE                            2.4                  2.5               30.2               39.0              42.7
                Kuwait                         2.2                  2.6               27.4               36.9              40.3
                Bahrain                       0.035                0.035               1.3               1.5                1.6
                Qatar                         0.07                 0.08               13.5               17.0              17.2
                Oman                          0.65                 0.70                5.0               6.0                6.1
                ---------------------- -------------------- -------------------- ---------------- ------------------- ----------------

Source: US Energy Information Administration (EIA).

The prevailing environment of high energy prices is expected to prevail for a number of years, and many analysts believe that the $50-60 range may become the new standard oil price benchmark. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high income for the OPEC nations in general and the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges.

The beneficiaries of the oil price boom are investing the proceeds in new infrastructure, catching up from a decade of neglect during the oil glut of the 1990s. MEED Projects, the project-tracking venture of the authoritative Middle East Economic Digest, is currently tracking 1,400 projects in the GCC, Iran, and Iraq, with a combined value of $700 billion, and MEED publications claim that the database is “adding about $4 billion in new projects every week”. MEED estimates that regional project spending in the next decade will exceed $1 trillion. Since the threshold for inclusion in the MEED Projects database is $50 million, thousands of smaller but still significant projects are not included in this figure. Inclusion of these projects and extrapolation from current trends, particularly in Qatar and Abu Dhabi, suggests that the actual total maybe significantly higher.

The United Arab Emirates, despite their small size, lead the way in infrastructure development. MEED cites a total of $221 billion worth of projects now underway in the UAE, with $176 billion in construction and $22 billion in oil and gas development.

The Emirate of Dubai, boasting a 16 percent economic growth rate despite minimal oil reserves, leads the UAE in construction spending, with an estimated $40 billion worth of construction projects in various stages of completion and many more planned. Major projects now under construction in Dubai include:

o the $8 billion Burj Dubai, planned to be the world's tallest building;

o the $4.2 billion expansion of the Dubai International Airport;

o the $1.6 billion Dubai Festival City;

o the $1.4 billion Jumeirah Islands development;

 o the $3.4 billion Dubai Light Rail System;

o the $5 billion Dubailand theme park;

o the $3.4 billion Dubai Mountain City;

o the $2.7 billion Dubai International Chess City;

o the $8.17 billion Jebel Ali Airport City; and

o the Palm Deira, a new 80km/sq city (larger than Manhattan) on a man-made island. Dredging and reclamation work is already underway, at a cost of $4.37 billion. The development is expected to include 8000 villas, hotels, clubs, shopping malls, and other luxury facilities.

The City of Dubai has budgeted $2 billion for roads and bridges, $300 million for drainage and irrigation projects, and US $700 million for other public infrastructure, with a recent announcement (March 3, 2006) indicating that an additional $6.8 billion will be ploughed into infrastructure between 2006 and 2008. Literally thousands of smaller private-sector projects are underway, focused on providing residential, office, commercial, and leisure space for the emirate’s population, which is surging at a rate of over 6% per year. The oil-rich emirate of Abu Dhabi has seen its income soar in the last two years, and is investing in a series of projects that nearly rivals those of Dubai. Abu Dhabi’s leading works in progress include: o the $7 billion Dolphin natural gas development project;

o the $9.5 billion Al Reem island development;

o the $6.7 billion Abu Dhabi Airport expansion;

o the $4 billion Fujairah oil refinery;

o the $2.2 billion Taweela port development;

o the $9.5 billion Emirates Pearl mixed-use development; and

o the Al-Raha Beach Development, a $14.5 billion new city for 120,000 people, envisioned as the new gateway to the emirate.

Qatar, another GCC member in close proximity to Dubai, holds the world’s 3rd largest natural gas reserves, and currently exports 14 million metric tons per annum (mmta) of natural gas. This figure is expected to rise to 77 mmta by 2010, which would make Qatar the largest natural gas exporter in the world, supplying as much as one third of global gas consumption. Qatar now has the world’s third-highest per-capita income, and as gas exports rise, the country is expected to become the world’s wealthiest nation.

Qatar has embarked on a massive construction spree, with $57 billion in oil and gas projects and $23 billion in construction aiming to expand gas production and to invest in residential, commercial, and industrial real estate. Qatar was second only to China in the world in terms of consumption of project financing in 2005. Projects now underway include:

o a $3 billion aluminum smelter, a joint venture between Qatar Petroleum (QP) and Norsk Hydro of Norway;

o the $4 billion Qatargas II project;

 o a $6 billion gas-to-liquids plant being built by Royal Dutch Shell;

o the $8.16 billion Lusail residential/commercial real estate project;

o a $4.77 billion causeway linking Qatar and Bahrain;

o the $2.6 billion new Doha international airport;

o the $2.5 billion Pearl of the Gulf man-made island project; and

o the $14.5 billion Ras Laffan port and Gas processing facility;

The smaller emirates are also pouring funds into development. Sharjah has the $4.9 billion Nujroom Islands project and the $800 million Emirates Industrial City, Bahrain is spending $3 billion to develop an 11 million m/sq island city and pouring $1.3 billion into power and desalination plants. Even the tiny Emirate of Umm Al Quwain is building the $8.2 billion Al Salam City.

Leading oil producer Saudi Arabia, with $163 billion in oil revenues in 2005, is another leading construction market. Current Saudi infrastructure and public sector building programmes are valued at some $35 billion, with over $1 billion in hotel and office building projects under way in Riyadh alone. Saudi Arabia plans to build 600 new factories and hundreds of schools, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years with many more planned. Perhaps the most dramatic of the Saudi projects is the $26.6-billion-dollar King Abdullah Economic City, a state-of-the art residential and industrial complex.

Iran, another major regional oil producer, is also a major player in Dubai’s construction equipment market, with Iranian purchases accounting for a substantial percentage of sales at many auctions and second-hand equipment dealers. Iran does have major projects in progress, notably the two phases of the offshore South Pars gas field development, with each phase estimated at between $1.2 and $1.5 billion. Most Iranian projects, though, fall below the $500 million threshold for inclusion in MEED’s database. Since the Iranian government does not provide reliable statistics, it is difficult to quantify this market, but Iran has substantial infrastructure needs, and with oil revenues at sustained high levels, is likely to be a significant source of regional equipment demand. Our early decision to focus on Dubai and the Middle East, made before the current boom began, has left us in an ideal position to benefit from this sustained acceleration in regional business. In 2004 we outsold global auction giant Ritchie Brothers Auctioneers to become the leading player in the regional industrial auction market, a lead that was extended in 2005. We intend to open new auction sites in Abu Dhabi, Bahrain, and the Emirate of Ras Al Khaimah in the next 18 months. Each of these sites has the potential to yield auction turnovers, revenues, and earnings equal to those we are now gaining from our Dubai auctions.

We also intend to apply our huge database and intimate knowledge of regional buyers, sellers, users, traders, prices, sources, trends and industry needs to our planned entry into the regional Project Supply business. Project Supply — defined by WWA Group as the provision of needed supplies, including machinery and equipment, materials, labor, and expertise to the main contractors who control the most important projects in the GCC region – is among the fastest-growing businesses in this booming region. We are negotiating agreements to acquire established companies that operate in this industry which will benefit from our industry knowledge. With an established base, a leading market position, and an extensive network of regional industry contacts, WWA Group management believes that our prospects for rapid growth over the next year are excellent.

Australia

Through our joint venture partner WWA Australia Pty. Ltd. we manage industrial auctions in Perth, Western Australia, and Brisbane, Queensland. We manage auctions and license our name, customer database, and auction system software and hardware to WWA Australia Pty. Ltd., a separately owned private company. Pursuant to a management agreement, we are reimbursed for all hard costs incurred while assisting with WWA Australia Pty. Ltd. with its auctions, and are entitled to fees based on gross auction sales at each auction. WWA Group and WWA Australia Pty. Ltd. have one common manager/director in order to protect our name, proprietary data and systems. WWA Group also has a right of first refusal to acquire WWA Australia Pty. Ltd. WWA Australia Pty. Ltd. is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to WWA Australia Pty. Ltd.

Australia has another major beneficiary of the global commodities boom of 2005. Australia is the world’s leading exporter of coal, bauxite and iron ore and the fifth leading exporter of liquefied natural gas. Prices for all of these commodities remain at sustained historic highs, giving companies both the incentive and the cash to rapidly expand production and improve infrastructure.

Australia has also shown one of the highest economic growth rates in the industrialized world in recent years, leading government to make substantial investments in infrastructure development, particularly in highways and railway, and generating substantial increases in private sector construction spending. The US Commercial Service estimates that Total construction turnover in Australia for year ended June 30, 2005 was approximately US$66.5 billion, with US$68.1 billion forecast for 2005-06. The same source gives the following evaluation of commercial prospects in Australia’s construction industry:

“Engineering construction prospects are good, with infrastructure activity set to record continued strong growth during the next few years, mainly reflecting high levels of transport investment led by a number of major public-private partnerships coming to the market. Growth in spending on engineering construction – primarily roads, railways, bridges, harbors, electricity and water infrastructure, telecommunications, and heavy industry – is predicted to outpace spending on the non-residential and residential sectors for the rest of the decade. Overall growth in engineering construction spending is forecast at 5.5 percent per annum to 2009, reaching 6.5 percent by 2012.... Investment in heavy equipment is likely to continue over the next few years to support strong growth in infrastructure construction activity, particularly major road and rail construction projects.”

As in the Middle East, WWA Group’s decision to move into the market before the current expansion in the heavy equipment market has left us in an excellent competitive position. WWA Group is well positioned to benefit from the sustained high-demand position of the Australian heavy equipment market.

Europe

We established a solid foothold in the European market in 2005, holding three successful auctions at our Netherlands facilities. Global insight describes Europe as the world’s largest regional construction market: Western Europe holds 6 of the worlds top 10 domestic construction industries, and while the emerging economies of Eastern Europe have yet to achieve the size of their Western counterparts, their exceptional growth rates have generated considerable demand for equipment. The Freedonia Group, a prominent equipment industry analyst, has issued this prediction about the impact of growth in Eastern Europe on regional equipment markets: Eight East European countries — the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Slovakia and Slovenia — entered the European Union (EU) in May 2004, and in April 2005 Romania and Bulgaria signed accession treaties to join the EU in 2007. Based on the economic turnarounds experienced by other countries joining the EU, expected infrastructure and economic improvements should help to strongly increase construction equipment demand going forward.

European integration, coupled with the relative proximity of national markets and excellent road and rail nets, makes it possible to serve this enormous combined market from a single auction site. WWA Group’s Amsterdam facility is an ideal entry point, and we view an expanded European operation as a significant potential revenue generator in 2005 and years to come.

Indonesia

We participate in auctions in Indonesia in cooperation with International Auction Multi-Machine (“IAM”), a separately owned and managed Indonesian-registered auction company, in which we are a minority (19%) shareholder. IAM is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to IAM. We assist IAM with supervisory staff, advertising and operating systems on an informal basis, in order to protect and enhance the value of our investment in IAM.

The Indonesian economy moved into a remarkable recovery in 2005, driven by improved prices for coal and natural gas, a rapid rise in non-energy exports, a smooth political transition that renewed investor interest, largely dormant since the political and financial upheavals of the late 1990s. The Asian Development Bank (ADB) reports that economic growth for 2005 reached a higher-than-expected 5.7 percent, and expects an increase to 5.9 percent in 2006. The ADB cites a dramatic increase in fixed investment, which increased by 13.6 percent in the first half of 2005, as a primary driver of growth. Growth in overall exports, at 27.5 percent, and in non-energy exports, at 23 percent, has been a major contributor to the economic revival.

Indonesia is the world’s largest exporter of high-value liquefied natural gas, supplying 21% of global capacity. With LNG prices at record highs, along with those of other energy sources, gas exports have substantially boosted export revenues, and Indonesia is making substantial investments – most notably a US $2.2 billion project in the Tangguh field in Irian Jaya – to increase gas production. Indonesia has also rapidly expanded coal production, and now rivals Australia as the world’s leading coal exporter. Indonesian coal production is expected to expand 6.1 percent, to 117 million tons. WWAG expects expansion of Indonesia’s gas and coal production to result is a significant boost for heavy equipment demand in 2006.

Expansion of Indonesia’s energy production capacity is being matched by an unprecedented surge in infrastructure spending. Growing export revenues and increasing confidence in Indonesia’s political stability among foreign and local investors and foreign aid donors has generated the capital to drive this surge, and Business Week reports that Indonesia plans to spend $145 billion on infrastructure projects in the next 5 years. The first tranche of this program, 91 projects worth some $22.45 billion including two coal-fired power plants, an extension of Jakarta airport, and a $1.47 billion gas pipeline, were bid out in 2005 and are now in progress, with sectoral distribution as follows:

   No                             Sector                              # of         USD Value
                                                                    Projects      (in Million)
   1    Gas pipelines                                                  6             2,888
   2    Electricity (1)                                                12            5,897
   3    Telecommunications                                             1             1,600
   4    Railway                                                        1                77
   5    Seaport                                                        4             1,485
   6    Airport                                                        5               709
   7    Water (2)                                                      24              386
   8    Toll Road (3)                                                  38            9,428
        Total                                                          91           22,469
(1)	Includes a proposed LNG regasification terminal in West Java with an estimated value of USD 251 million

Source: US Commercial Service, US Embassy, Jakarta

This public sector infrastructure program is supported by strong construction demand from the private sector. Arjuna Mahendran, head of Asia/Pacific Research for Credit Suisse, cites Indonesia along with China and India as the markets most likely to profit from the current Asian real estate boom, and the investor interest generated by that perception is likely to drive significant increases in private investment in real estate. The combination of investments in energy production, public infrastructure spending, and private real estate investment has led Hong Kong career consultant Hobson’s to predict 8.3 percent growth in Indonesia’s construction industry in 2006.

We believe that our early entry into the Indonesian market and our position as the only worldwide auctioneer operating in that market places us in an ideal position to exploit the expanding demand for equipment in this booming construction market.

Competition

The international used industrial equipment market is fragmented and very competitive. WWA Group competes for potential purchasers of industrial equipment with competitors such as equipment manufacturers, distributors and dealers, and equipment rental companies. When sourcing equipment to sell at our auctions, we compete with other auction companies outside of Dubai, equipment dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales. Many of these competitive businesses are significantly larger than WWA Group with substantially greater resources and operating histories.

The Gulf Region used equipment auction market has two only significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA is a Canadian based company reporting over US$2 billion in gross auction sales from 90 locations in North America and 18 other countries. RBA is the world’s largest un-reserved equipment auctioneer, and holds a dominate position in certain geographic locations.

WWA Group entered the Dubai market as a direct competitor to RBA in 2001, and auctioned approximately $25 million worth of equipment, as compared to RBA reports at the time of about $45 million being sold at its three Dubai auctions in 2001. In 2002 WWA Group auctioned approximately $49 million worth of equipment, as compared to RBA reports at the time of approximately $70 million in gross auction sales in Dubai. In 2003 WWA Group auctioned approximately $89 million of equipment, as compared to RBA reports at the time of approximately $105 million in gross auction sales in Dubai. In 2004, WWA Group auctioned $99 million worth of equipment, as compared to RBA reports of approximately $75 million for the year. In 2005, WWA Group auctioned over $110 million worth of equipment in Dubai, including on line sales from our Dubai facility. According to RBA figures approximately $57 million worth of equipment was sold from their Dubai facility in 2005. We have gradually increased our market share in Dubai by offering more attractive pricing and better service than RBA.

More importantly, the combined gross sales by equipment auctioneers in Dubai grew from US$33 million in 2000, prior to WWA Group’s entry, to nearly US$200 million in 2005. This suggests that the equipment auction market share has substantial room to grow internationally with the advent of competition in certain underserved markets.

The entry of the Al Ain Municipality (part of the Emirate of Abu Dhabi – 100 kilometers from WWA Group’s Jebel Ali Site) into the equipment auction arena in 2004 is also an indicator of the growth potential of the auction business in a large market. The Municipality previously sold excess inventory in private sales, but turned to the auction method after researching WWA Group and RBA processes and virtually copying them. Five successful auctions have been held by the Municipality in 2004 and 2005, with estimated gross auctions sales of $20 million in 2005. These auctions do not accept consignments so they are not in direct competition with WWA Group. Rather than drawing buyers away from WWA Group auctions, these auctions in Al Ain have resulted in increased awareness of the auction model in the region, and have actually drawn additional equipment buyers to the U.A.E. from the region.

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

WWA Group competes with other auction companies in other parts of the world for buyers due to Internet access to numerous on-line auctioneers of used equipment, mainly based in the U.S. and Japan. However, we believe there is no substitute for physical auctions when it comes to attracting and retaining buyers, and do not believe there is any significant competition from on-line auction companies or physical auction companies operating outside of our primary market.

We can offer no assurance that we will continue to be successful in competing with existing and emerging equipment auction businesses in the Gulf region. However, we believe that we have certain distinctive competitive advantages over all or many of our competitors that have enabled us to attract an increasing number of consignors and bidders to our auctions, and an increasing market share. We base this belief on our realization of significant growth in the relatively short term since becoming involved in the auction of industrial equipment.

Key to our competitiveness is in our practice of being the only international equipment auction company that holds unreserved auctions almost entirely for the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auction. When an auction company becomes involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. We focus our business on selling for the consignor rather than competing with the bidders. We believe that our growing reputation for conducting auctions only for the participants is a primary competitive advantage.

WWA Group’s primary competitor in Dubai reports that it “underwrites” (guarantees or purchases) approximately 25% of the equipment sold in its auctions around the world, as opposed to WWA Group’s total underwriting at auctions in 2004 of approximately $2,600,000, or less than 3% of gross auction sales.

We rely upon certain other competitive advantages in our efforts to position ourselves as a leader in the auction business in the Gulf region. These advantages include our ability to offer very competitive buyer and seller commissions due to our smaller infrastructure size and maintaining our corporate headquarters at our primary auction facility.

WWA Group has also introduced new auction technologies to the industry, and management believes that WWA Group is the world’s first physical industrial equipment auction company to combine such technologies. These new features include:

o Fully enclosed air-conditioned bidding arena with glass viewing windows during summer season;

o Plasma TV screen presentation of items to be sold, with dual currency live asking price displays;

o Wireless electronic bidding buttons that bidders can use if they prefer to keep their buying strategy discreet from the other attending public bidders, with high bidder number appearing on the plasma TV screen; and

o Video auctions of late arriving imported equipment after each physical auction, and on-line only auctions for equipment arriving between physical auctions

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers.

Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to WWA Groups operating efficiency and reduced errors. We have a less restrictive policy than our competitors regarding new technology and procedures, and our executive officers play a major role in operations, therefore allowing us to test and implement new ideas very quickly. Personnel can have a significant impact on the competitive nature of any business. WWA Group employs a dedicated staff of professionals with substantial expertise in marketing, assembling and conducting auctions on an international basis. The commitment of these individuals to excellence in conducting auctions in concert with hands on customer service give WWA Group a competitive advantage over less professional organizations within the auction business.

While focusing on developing its stated competitive advantages, we are also in the process of increasing the number of locations at which we conduct auctions. WWA Group has conducted auctions to date in five countries and expects to increase the number of auction sites in the near term. Our participation in auctions with our joint venture partners in Australia, Indonesia, The Netherlands and China enables the collection of buyer and seller data, exposure to potential customers and consignors and the compilation of information related to other markets. The expansion of auction sites is another means by which WWA Group expects to transcend local market conditions by transporting the auction business to physical centers of industrial equipment activity. WWA Group believes that there are numerous locations in the world that are underserved by equipment and transport auction companies.

Government Regulation

Environment

WWA Group’s operations are currently subject to the general corporate laws and regulations of the United States, and the laws of the Jebel Ali Free Zone Authority (Dubai) relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening of other facilities in other locations may subject WWA Group to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of auction sites depends upon the receipt of required licenses, permits and other governmental authorizations. Further, WWA Group may be subject to various local zoning requirements with regard to the location of its auction sites, which may vary from location to location.

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

State Sponsors of Terrorism

The United States State Department and the U.S. Treasury Department of Foreign Assets Control (“OFAC”) has identified Iran, Sudan and Syria as state sponsors of terrorism, and forbids the sale of good by U.S. persons or companies to these countries or to agents of the governments of these countries.

WWA Group does not sell equipment into Iran, Sudan or Syria. Our written policy, as specified in WWA Group’s Bidder’s Contract, is that we have no responsibility or duty to assist with the removal or transportation of any equipment purchased at any of our auctions. However, it is possible that some equipment sold at our auctions might subsequently be involved in sales to entities that could re-export to Iran. WWA Group has neither any knowledge of nor any means to control such subsequent resale.

WWA Group has never had any communications, discussions, or correspondence with OFAC or any other U.S. agencies regulating sales into countries that are identified by the U.S. State Department as state sponsors of terrorism. Our review of OFAC enforcement actions has not revealed any precedent for OFAC enforcement actions being brought against a business similar to that of WWA Group’s.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Employees

WWA Group currently has 35 full time employees. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Sales of equipment from our auctions may ultimately end up in Iran.

Due to the proximity of Iran to our auction site and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ends up in Iran. Although we sell no equipment to Iran, Sudan or Syria, countries which the U.S. State Department and OFAC have identified as state sponsors of terrorism, it is possible that some equipment at our auctions is sold to entities that re-export to these countries, particularly to Iran. While we have neither any knowledge of nor any means to control such sales, the U.S. State Department or the OFAC could impose fines upon us or cause us to restrict certain of our sales in some manner based on this possibility. Any such action on the part of the U.S. State Department or the OFAC might reduce revenue at our auctions and thereby have a negative impact on shareholder value.

A Significant Percentage of Corporate Control Lies in the Hands of One Shareholder.

Asia4Sale.com, Inc. owns and controls voting power over approximately 46% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of WWA Group’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to WWA Group’s shareholders.

WWA Group Competes With a Much Larger and Better-Financed Corporation.

We compete with numerous auction companies throughout the world, but the Gulf Region is our primary market. The used equipment auction market in the Gulf Region has two only significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $2 billion dollars in gross auction sales from 90 locations throughout in North America and in 18 other countries and holds a dominate position in certain geographic locations. While we have gradually increased our market share in Dubai, which share has surpassed that of RBA in Dubai since 2004, RBA is still much larger and much better-financed than us. Should RBA focus more closely on the Gulf Region market, and on Dubai in particular, it would be difficult for us to adequately compete with them based on their advantageous financial position.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission (“Commission”), has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

WWA Group’s annual report will contain audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by WWA Group with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our offices at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281. The office space is comprised of 2,500 square feet for which WWA Group pays $1,600 on a monthly basis. The office lease is due to expire in June 2006. We also maintain a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 15 acre lot for which we pay $300,000 on a yearly basis. The site lease is due to expire on December 31, 2006. We have submitted a new 15-year lease agreement for a 27-acre property in the Jebel Ali Free Zone to the Jebel Ali Free Zone Authority, but final negotiations are still underway.

ITEM 3. LEGAL PROCEEDINGS

WWA Group is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WWA Group’s common stock is traded on Over the Counter Bulletin Board under the symbol “WWAG”. The table below sets forth the high and low prices for WWA Group’s common stock for each quarter of 2005 and 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

YEAR	QUARTER ENDING	HIGH	LOW
2004	December 31	$0.60	$0.31
	September 30	$1.00	$0.47
	June 30	$1.10	$0.65
	March 31	$1.01	$0.71
2003	December 31	$1.01	$0.85
	September 30	$2.00	$0.65
	June 30	$1.40	$0.76
	March 31	$2.00	$1.00

Record Holders

As of March 31, 2006, there were approximately one thousand and ninety five (1,095) shareholders of record holding a total of 15,970,803 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

WWA Group has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on WWA Group’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Discussion and Analysis

WWA Group’s business strategy is to continue to grow its positive net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow. Our new auction site in Jebel Ali will be larger and capable of holding more equipment than our current site, eliminating the current restraint on growth. Nonetheless, our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions and video auctions. We also plan to offer high margin buyer and seller services, such as transport and logistics. Our control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs.

Our financial condition and results of operations depends primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

Results of Operations

During the period from January 1, 2005 through December 31, 2005, we have been engaged in the holding of un-reserved auctions for industrial equipment from our auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. We expect that over the next twelve months we will continue to hold industrial equipment auctions at established sites and anticipates the opening of new auction locations. For the fiscal years ended December 31, 2005 and 2004, WWA Group realized a net profit from operations as a result of increased commission revenue and trading profit as compared to the prior year. WWA Group also incurred an increase in general and administrative expenses over the comparative periods.

Years ended December 31, 2005 and 2004

Gross Revenue

Revenue for the twelve month period ended December 31, 2005 increased to $16,312,971 from $10,976,167 for the comparable period ended December 31, 2004, an increase of 49%. The increase in revenue was primarily the result of a substantial increase in the gross proceeds from sale of owned equipment at auction and from private sales, included in this revenue figure. Commission and service revenue was $6,412,940 in 2005 compared to $5,673,207 in 2004, an increase of 13%. In both 2004 and 2005, five major auctions were held. Additionally one night auction was held in 2005. In 2006, five major equipment auctions are scheduled and at least four smaller transport and or on-line auctions are planned. Three major auctions and one on-line auction are already committed to for the 1st half of 2006 alone. The February 2006 auction in Dubai generated over $18 million in gross auction revenue and reasonably good commission and service revenue as a percentage of gross auctions sales. This reflects continued growth in the marketplace, and puts us on track to increase gross auction revenue in 2006 over 2005. Revenue from the sale of equipment increased from $5,302,960 in 2004 to $9,900,031 in 2005.

Gross Profit

Gross profit increased to $4,272,735 in 2005 from $3,718,451 in 2004, an increase of $554,284 or 15%.

Gross profit on revenues from commissions and services increased to $3,804,438 in 2005 from $3,423,567 in 2004. As a percentage of revenues from commissions and services, gross profit decreased to 59.3% in 2005 from 60.3% in 2004. This decrease is mainly the result of additional advertising costs associated with the size of the auctions held. While WWA Group expects direct costs to continue to rise with the number and size of auctions held in the future, we do not expect gross profit as a percentage of sales to decline in future periods.

Gross profit on revenues from sales of equipment increased to $468,297 in 2005 from $294,884 in 2004. This increase is a direct result of the increase in gross proceeds from the sale of owned equipment at auctions and from private sales. As noted previously in this Form 10-KSB, we do not seek to be a significant seller in the auctions we conduct. We purchase equipment for sale in order to assist customers, in order to resolve certain shipping difficulties, and if we perceive the purchase to be a good value for the cost. WWA Group believes that the amount of revenues from sales of equipment will continue to increase as more and larger auctions are held. As a percentage of revenues from sales of equipment, the gross profit was 5.6% in 2004 as compared to 4.73% in 2005. The decline in gross profit percentage on sales of equipment is mainly due to a large transaction in which WWA Group purchased and sold a large group of equipment to assist two customers complete a sales transaction. The gross profit received on this transaction was small. The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a high gross profit.

Net Income

Net income for the twelve month period ended December 31, 2005 increased to $1,128,283 from $774,363 for the comparable period ended December 31, 2004, an increase of 46%. The increase was mainly attributable to an increase in interest income to $631,353 in 2005 from $303,600 in 2004, as well as an increase in income from operations. The significant increase in interest income is due to cash payments received for interest on the $3 million of notes receivable outstanding. The notes are secured by ownership in a container cargo ship. We are exploring additional equipment financing opportunities as a source of revenue. Our ability to provide equipment financing is dependent upon the availability of cash in excess of amounts needed to fund its auction operations.

WWA Group projects a larger increase in net income for 2006 based on more equipment auctions, higher percentage commission and service fees, and a substantial increase in interest income from equipment financing. Fees from franchises, and interest /profit sharing from short term advances made in 2005 are also expected to contribute significantly to other income in 2006. Additional transport auctions and expansion into higher margin on-line auctions and services should also contribute to higher profit margins. There can be no assurance that we will be successful in achieving any of the additional sources of revenues or achieve higher profits in 2006.

Expenses

Operating expenses for the twelve month period ended December 31, 2005 increased 11.9% to $3,586,393 from $3,205,035 for the comparable period ended December 31, 2004. WWA Group anticipates that general and administrative expenses will remain relatively constant during 2006, although there can be no assurance that our general and administrative and other operating expense will not increase in future periods. Salaries and wages for the annual periods ended December 31, 2005 and December 31, 2004 were $1,187,022 and $1,052,677, respectively. Selling expenses for the annual periods ended December 31, 2005 and December 31, 2004 were $125,253 and $134,657, respectively. General and administrative expenses were $1,834,054 for 2005, a small increase from $1,725,594 in 2004. Major components of general and administrative expenses by year are:

                                                              2005                               2004
         Professional fees                           $      127,688                     $      122,354
         Rent or lease expense                       $      356,822                     $      320,641
         Travel and entertainment                    $      366,285                     $      463,675
         Representation expense                      $      209,213                     $      255,389
         Insurance expense                           $       86,357                     $       31,978
         Bad debt expense                            $      100,000                     $            -

Depreciation and amortization expenses for the annual periods ended December 31, 2005, and December 31, 2004 were $440,064 and $292,107, respectively. Management has worked to control administrative expense by maintaining constant staffing levels and facilities while increasing revenues. We intend to expand our physical facilities in late 2006 by building a new modern auction yard and offices. However we expect to keep employment at present levels.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, WWA Group distributes such earnings to the U.S. parent, the earnings will be taxable at the applicable U.S. tax rates.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operating activities for the twelve month period ended December 31, 2005 was $1,278,731 as compared to $2,682,474 for the comparable period ended December 31, 2004. The decrease in cash provided by operating activities over the comparative period is primarily attributed to a decrease in accounts payable, and auction proceeds payable and an increase in inventory. WWA Group used $1,970,527 of cash to pay down these obligations and invested $560,875 in inventory. We were able to make these payments because of our increased net income and a reduction in accounts receivable of $2,240,136. Increased revenue and stable general and administrative expenses are expected to continue to generate increases in cash flow from operations in 2006. Cash flow used in investing activities for the twelve month period ended December 31, 2005 was $1,799,899 as compared to $2,708,584 for the year ended December 31, 2004. The investment activities in 2005 were comprised of property and equipment purchases, and a short term, high interest earning advance to a ship operator carrying our customers’ equipment. The note receivable of $3.0 million accrues interest at 1.8% per month, is due June 30, 2006, and is secured by the vessel and all of the ownership shares of the borrower company that owns the vessel.

Net cash flow provided by financing was $4,425,573 for the year ended December 31, 2005 as compared to cash used of $344,379 for the year ended December 31, 2004. The cash provided in 2005 and 2004 came from bank lines of credit of $4,268,651 and $2,769,397, respectively. We also borrowed $264,529 in long-term debt in 2005. In 2004 we repaid $3,043,623 of short-term debt compared to a repayment of $20,000 in 2005.

We had a working capital surplus of $1,117,670 as of December 31, 2005 and funded our cash needs in 2005 with net profits and bank lines of credit. Anticipated cash flows from future revenues are expected to be sufficient to fund operations in 2006. However there can be no assurance that WWA Group will generate sufficient cash flows to fund operations. WWA Group had approximately, $4,365,000 in bank lines of credit facilities as of December 31, 2005 that were unused. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

We have no defined benefit plan or contractual commitment with any of our officers or directors. WWA Group has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by yard personnel, unless the holding period is determined to be less than 45 days. WWA Group has no current plans to make any significant changes in the number of employees, with the exception of the possible addition of one new officer.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2005 and 2004 included in this Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policies in the preparation of its financial statements

Revenue Recognition

Auction Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible.

Trading revenues are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading revenue can be earned and direct costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance;

- the sufficiency of existing capital resources;

- our ability to fund cash requirements for future operations;

- uncertainties related to the growth of our business and the acceptance of our products and services;

- our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

 - the volatility of the stock market and; - general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. WWA Group does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Management believes the adoption of this statement will have no impact our financial statements.

In November 2004, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No.43, Chapter4". This statement amends the guidance in ARB No.43, Chapter4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph5 of ARB 43, Chapter4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June15, 2005. Management believes the adoption of this statement had no material impact on WWA Group.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the periods ended December 31, 2005 and 2004 are attached hereto as F-1 through F-20.

                                         WWA GROUP, INC. AND SUBSIDIARIES
                                      Years Ended December 31, 2005 and 2004

                                                       INDEX

                                                                                          Page

              Reports of Independent Registered Public Accounting Firms                    F-2

              Consolidated Balance Sheets                                                  F-4

              Consolidated Statements of Income                                            F-5

              Consolidated Statement of Stockholders' Equity                               F-6

              Consolidated Statements of Cash Flows                                        F-7

              Notes to Financial Statements                                                F-8

28

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Tempe, Arizona

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of WWA Group, Inc. and subsidiaries as of December 31, 2004 were audited by other auditors whose report dated January 14, 2005 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.Certified
Public Accountants

Spokane, Washington

March 21, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WWA Group, Inc. and Subsidiaries

We have audited the consolidated balance sheet of WWA Group, Inc. and Subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

WWA GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets
December 31,

ASSETS	2005	2004

Current Assets
Cash	$ 8,539,958	$ 4,635,553
Marketable securities	10,500	22,000
Accounts receivable, net	3,785,841	6,125,977
Inventories	584,385	23,510
Prepaid expenses	67,505	73,073
Deposit on software	232,105	-
Notes receivable	3,550,903	2,435,911
Other current assets	143,769	112,718

Total Current Assets	16,914,966	13,428,742

Property and equipment, net	1,288,466	1,071,451
Investment in unconsolidated entity	250,000	250,000
Investment in related party entity	62,500	125,000
Other assets	-	8,592

TOTAL ASSETS	$18,515,932	$14,883,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Auction proceeds payable	$ 9,907,821	$10,850,678
Accounts payable	1,288,569	2,316,240
Accrued expenses	153,581	104,762
Short term notes payable	-	20,000
Lines of credit	4,268,651	-
Current maturities of long-term debt	178,674	72,383

Total Current Liabilities	15,797,296	13,364,063

Long-term debt, net of current portion	182,264	111,663

Total Liabilities	15,979,560	13,475,696

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares
authorized; 15,970,803 shares
issued and outstanding	15,971	15,971
Additional paid-in capital	1,013,523	1,013,523
Retained earnings	1,506,878	378,595

Total Stockholders' Equity	2,536,372	1,408,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,515,932	$14,883,785

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

Years Ended December 31,

	2005	2004

Revenues from commissions and services	$ 6,412,940	$ 5,673,207
Revenues from sales of equipment	9,900,031	5,302,960

Total revenues	16,312,971	10,976,167

Direct costs - commissions and services	2,608,502	2,249,640
Direct costs - sales of equipment	9,431,734	5,008,076

Gross profit	4,272,735	3,718,451

Operating Expenses
General and administrative expenses	1,834,054	1,725,594
Salaries and wages	1,187,022	1,052,677
Selling expenses	125,253	134,657
Depreciation and amortization expense	440,064	292,107

Total operating expenses	3,586,393	3,205,035

Income from operations	686,342	513,416

Other Income (Expense)
Interest expense	(279,575)	(191,722)
Interest income	631,353	303,600
Other income (expense)	90,163	149,069

Total other income (expense)	441,941	260,947

Income before taxes	1,128,283	774,363

Income tax expense	-	-

Net income	$ 1,128,283	$ 774,363

Basic and diluted net income per common share	$ 0.07	$ 0.05

Weighted average shares - basic and diluted	15,970,873	15,967,000

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2004	15,967,803	$ 15,968	$ 1,010,526	$ (395,768)	$ 630,726

Common stock issued for cash	3,000	3	2,997	-	3,000

Net income	-	-	-	774,363	774,363

Balance, December 31, 2004	15,970,803	15,971	1,013,523	378,595	1,408,089

Net income	-	-	-	1,128,283	1,128,283

Balance, December 31, 2005	15,970,803	$ 15,971	$ 1,013,523	$ 1,506,878	$ 2,536,372

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 31,

2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,128,283	$ 774,363
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	440,064	292,107
Loss on disposition of assets	27,828	68,517
Loss (gain) on securities and investments
sold and impaired	74,000	(14,000)
Allowance for bad debts	100,000	-
Decrease (increase) in:
Accounts receivable	2,240,136	(1,125,362)
Inventories	(560,875)	342,724
Prepaid expenses and deposits	(226,537)	(21,792)
Related party receivable	-	30,275
Other current assets	(31,052)	(77,186)
Other assets	8,592	2,386
Increase (decrease) in:
Auction proceeds payable	(942,857)	493,026
Accounts payable	(1,027,670)	1,756,313
Accrued expenses	48,819	161,103

Net cash provided by operating activities	1,278,731	2,682,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(684,907)	(661,673)
Increase in note receivable	(1,114,992)	(2,300,000)
Purchase of marketable securities	(5,420)	-
Proceeds from the sale of marketable securities	5,420	39,000
Payments received on notes receivable	-	214,089

Net cash used by investing activities	(1,799,899)	(2,708,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes payable	4,268,651	2,769,397
Payments on short-term notes	(20,000)	(3,043,623)
Proceeds from long-term debt	264,529	-
Payments of long-term debt	(87,607)	(73,153)
Proceeds from issuance of common stock	-	3,000

Net cash provided (used) by financing activities	4,425,573	(344,379)

Net (decrease) increase in cash and cash equivalents	3,904,405	(370,489)

Cash and cash equivalents at beginning of year	4,635,553	5,006,042

Cash and cash equivalents at end of year	$ 8,539,958	$ 4,635,553

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.Organization

And Nature of Business

Organization

WWA Group, Inc., (the Company) operates in Jebel Ali, Dubai, United Arab Business Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

WWA Group, Inc., includes the accounts of WWA Group, Inc. (formerly Novamed, Inc.), and its wholly owned subsidiaries, World Wide Auctioneers, Ltd. (WWA) also known as (Worldwide Dubai), a company incorporated in the territory of the British Virgin Islands on March20, 2000, which operates in Dubai, U.A.E.; and Novamed Medical Products Manufacturing, Inc. a Minnesota corporation.

On August 8, 2003, Novamed, Inc., a publicly held company, and WWA executed a stock exchange agreement, whereby Novamed, Inc. agreed to acquire 100% of the issued and outstanding shares of WWA, a wholly owned subsidiary of World Wide Auctioneers USA, a company incorporated in the state of Arizona, USA, in exchange for 13,887,447 shares of Novamed, Inc.‘s common stock. Because the owners of WWA became the principal shareholders of the Company through the merger, WWA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the merger, Novamed, Inc. changed its name to WWA Group, Inc.

2. Significant

Accounting Policies

Principles of Consolidation

The consolidated financial statements for 2005 and 2004 include the operations Policies of WWA Group Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

2.     Significant

        Accounting Policies

        Continued

Derivatives Continued

If certain conditions are met, a derivative may be specifically designated as Policies a hedge, the objective of which is to match the timing of gain or loss Continued recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.

Marketable Securities

The Company classifies all of its marketable securities as “available for sale.” Securities classified as “available for sale” are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders’ equity.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2005 and 2004, an allowance for doubtful receivables $100,000 and $0, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charged on trade receivables that are past due.

Inventory

Inventories consist of equipment to be sold in auctions, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

2.     Significant

       Accounting Policies

       Continued

Investment

The Company accounts for its 19% equity investment in a foreign affiliate Policies under the cost method of accounting. For the years ended December 31, 2005 and Continued 2004, approximately $62,500 and $125,000, respectively, of the Company’s investments are in an entity in which one of the Company’s directors serves as a director. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Notes 3 and 6 for related information.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets or terms of the leases. The following is a summary of the Company’s major categories of property and equipment:

                                                                                                                                     December 31,

                                                                2005             2004

                         Furniture and fixtures         $      73,797     $    73,797

                         Office equipment                     951,048         640,878

                         Vehicles                           1,022,462         724,095

                         Leasehold improvements               214,231         210,957

                         Total                              2,261,538       1,649,727

                         Less: Accumulated Depreciation     (973,072)       (578,276)

                                                            -------------------------

                                                           $1,288,466      $1,071,451
Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in operations.

Revenue Recognition

Revenues from commissions and services consist of revenues earned in the Company’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

      2. Significant

          Accounting

         Policies

         Continued

Stock Based Compensation

The Company has traditionally accounted for stock-based compensation under the Continued recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2005 and 2004.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

In December 2005 the Company created a stock option plan whereby it is authorized to issue up to 500,000 shares of its common stock to its employees and contractors during the 12 months ended December 11, 2006.

No shares have been granted or issued under the Plan.

      .

No options have been issued through December 31, 2005

Foreign Exchange

The Company’s reporting currency is the United States Dollar. The Company’s functional currency is also the U.S. Dollar. Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates ruling at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

Advertising

The Company expenses the cost of advertising as incurred. For the years ended December31, 2005 and 2004, advertising expenses totaled approximately $367,000 and $211,000 respectively, and are included in direct costs and general and administrative expense in the accompanying statements of income.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

2.     Significant

Accounting

Policies Continued

Income Taxes

The Company accounts for income taxes using the asset and liability method. Policies Under the asset and liability method, deferred tax assets and liabilities are Continued recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There are no common stock equivalents at December 31, 2005 and 2004.

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2005 and 2004, no impairment of long-lived assets was recorded.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of receivables and notes receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

2.Significant Accounting Policies Continued

Concentration of Credit Risk and Significant Customers (continued) Accounting

The Company maintains its cash in bank deposit accounts, which, at times, may Policies exceed federally insured limits. The Company has not experienced any losses in Continued such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain amounts in the income statement for the year ended December 31, 2004 have been reclassified to conform to the presentation in the 2005 financial statements. Certain accruals in the balance sheet at December 31, 2004 have been reclassified to conform to the presentation in the 2005 financial statements. These reclassifications have resulted in no change to the Company’s accumulated deficit or net losses as presented.

3. Investment in

Related Party Entity

The Company's investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company's Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2005:
                         Available for sale                                Fair           Realized
                             securities:              Cost                Value         Gain (Loss)
                                                --------------------------------------------------
                                                --------------------------------------------------

                               2005                                                            -0-
                               Common stock          $      125,000  $     62,500    $ -0-

                                                                                        Unrealized
                                                                                        Gain (Loss)
                               2004
                               Common stock         $       125,000 $     125,000    $ -0-
                                                 -------------------------------------------------
In 2004, the Company sold shares with a cost of $25,000 at a profit of $14,000. In 2005, the Company recorded a permanent impairment of the investment of $62,500.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

4.   Accounts               Accounts receivable consists of the following at December 31:
     Receivable
                                                          -----------------------------------

                                                                 2005              2004
                                                          -----------------------------------

                           Consignors sales receivable   $       3,885,841 $      6,125,977
                           Allowance for doubtful accounts       (100,000)                -
                                                          -----------------------------------
                                                          -----------------------------------

                                                         $       3,785,841 $      6,125,977
                                                          -----------------------------------

                           Consignor  sales  receivable  consist of receivables  from gross auction sales which include amounts due to consignors and commission revenue.

 5.   Inventory            Inventory consists of the following at December 31:

                                                                          2005            2004
                                                                  -------------------------------

                           Equipment inventory                 $       587,838  $       26,963
                           Less reserve for impaired inventory         (3,453)         (3,453)
                                                                 --------------------------------
                                                                 --------------------------------

                                                               $       584,385  $       23,510
                                                                 --------------------------------

                           The Company records a reserve if the fair value of inventory is determined to be less than the cost.

6.   Investment in          In December 2003, the Company  purchased a 19% equity interest in an unrelated
     Unconsolidated         foreign company for $250,000.  The Company  accounts for its investment  under
     Entity                 the cost  method of  accounting,  as the  Company  holds  less than 20% of the voting stock  outstanding  and does not exert  significant  influence over the company.  There  has  been  no  change  in the  recorded  cost  the  Company's investment in the years ending  December 31, 2004 or 2005. The Company reviews its  investments  annually for evidence of impairment and concluded that there had been no  diminution  at  December  31,  2005 in the  recorded  cost of its investment.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

7.   Short-term             Notes receivable consisted of the following at December 31, 2005 and 2004 respectively
     Notes
     Receivable

                                                                                2005             2004
                                                                            ----------------------------------
                                                                            ----------------------------------

                            Note  receivable  due from a company  bearing
                            interest  of 2.2%  per  month  due  June  30,
                            2005.  The note is secured  the assets of the
                            borrower,  consisting  mainly  of  a  freight ship
                                                                             $             -  $     2,300,000

                            Note receivable and accrued interest due
                            from a company bearing interest at 1.8% per
                            month due June 30,2006.The note is secured
                            by 100% of the shares of the company which                                    -
                            owns a freight ship                                     3,260,383
                            Note receivable from a company bearing no                 290,520             -
                            interest and due upon demand
                            Interest receivable on note receivable
                                                                                           -          135,911
                                                                              ---------------------------------

                            Total notes receivable                            $     3,550,903  $     2,435,911
                                                                              ----------------------------------

8.   Short-Term             The  Company  has  from  time  to  time  short-term  borrowings  from  various
     Notes Payable          unrelated  entities.  These advances are non-interest  bearing,  unsecured and
       and Lines of         due upon  demand.  Because of the  short-term  nature of the notes the Company
       Credit               has not imputed an interest rate. At  December31,  2005 and 2004 the balances on these notes were $-0- and $20,000, respectively.

                            In 2005,  the Company  entered  into several  short-term  lines of credit with banks in the United Arab  Emirates.  The  working  capital  funding  lines are secured by the bank  deposits of the Company and by the personal  guarantee of its  president  and CEO and,  bear  interest at between 6.5% and 7% per annum.
                            The  Company  owed  $4,268,651  on  these  working  capital  funding  lines at
                            December 31,  2005.  The Company had  available  approximately  $4,365,000  in funding  credit  facilities at that date. The Company had no such credit lines in 2004.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

9. Long-term Debt

                            Long-term debt consisted of the following at Decemember 31, 2005 and

                            2004, respectively:

                                                                               2005             2004
                                                                          ----------------------------------
                                                                          ----------------------------------

                            Notes  payable  to a bank  with  interest
                            rates  between  4.25% and 4.50%,  monthly
                            payments  total  approximately   $13,135,
                            secured by vehicles and cash.              $       360,938  $       184,016

                            Less current portion                             (182,264)         (72,383)
                                                                         ----------------------------------
                                                                         ----------------------------------

                            Long-term debt                             $       178,674  $       111,633
                                                                         ----------------------------------

                           Future maturities of long-term debt are as follows:

                              Year Ending December 31:

                             2006                                           $          182,264
                             2007                                                      105,686
                             2008                                                       64,256
                             2009                                                        8,732
                                                                         ---------------------
                                                                            $          360,938
                                                                         ---------------------

10.  Commitments            Operating Leases
     and                    The  Company  has  noncancellable   operating  leases,   primarily  for  land,
     Contingencies          facilities  and  temporary  living  quarters  for  certain  employees.  Rental expense for these  operating  leases for the years ended December 31, 2005 and
                            2004 was  approximately  $351,431 and $320,641,  respectively.  All leases are for 12 months or less and future  minimum  payments  approximate  the  current rental expense amount.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

10.  Commitments            Litigation
     and                    The  Company  may  become or is subject to  investigations,  claims or  lawsuits
     Contingencies          ensuing out of the conduct of its  business.  The Company is currently not aware
     Continued              of any such  items,  which it  believes  could  have a  material  effect  on its financial position.

11.  Related Party          Advances
     Transactions           The Company has advanced  amounts to its employees  primarily  for  reimbursable travel and business  costs.  As of December  31, 2005 and 2004,  the Company had related party receivables of $9,332 and $-0-, respectively.

                            Related Party Securities
                            Marketable securities of a related party are discussed in Note 3.

12.
Supplementary               During the years  ended  December  31,  2005 and 2004,  the  Company,  purchased
Disclosure                  vehicles with long-term debt of $264,529 and $208,390, respectively.
of
Cash Flow
Information

                            Cash paid during the years ending December 31, 2005 and 2004 was as follows:

                                                                          2005              2004
                                                                 -----------------------------------
                                                                 ----------------------------------

                            Interest                           $         279,575 $        191,722
                                                                 -----------------------------------
                                                                 ----------------------------------

                            Income taxes                       $               - $              -
                                                                 -----------------------------------

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

13. Income Taxes
                          The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                    Years Ended
                                                    December 31,
                                           2005              2004
                                          --------------------------
Federal income tax (expense)
benefit at statuory rate             $   (440,000)    $    (302,000)
Eearnings in non-taxable
jurisdiction                              486,000           356,000
Revaluation of marketable
securities                                (25,000)              -
Allowance for bad debts                   (39,000)              -
Change in valuation allowance              18,000           (54,000)
                                      ------------------------------
Total income taxes                   $          -     $         -
                                      ===============================D

Deferred tax asses (liabilities) at December 31, 2005 and 2004 are comprised of the following:

                                           2005              2004
                                          -------------------------

Net operating loss carry forward     $     527,000    $      545,000
Warrant reserve                              6,000             6,000
Allowance for bad debts                     39,000                 -
Write off of investments                    25,000                 -
Obsolte inventory                            1,000             1,000
                                           -------------------------
                                           598,000           552,000
Valuation allowance                       (598,000)         (552,000)
                                           -------------------------

                                     $           -    $            -
                                     ===============================
At December 31, 2005, the Company has approximately $1.35 million of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2019. The utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership. The Company has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent.

Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes – Special Areas, no income tax provision has been recorded for the undistributed earnings.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

14.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, investments, receivables, Financial payables, and notes payable. The carrying amount of cash, investments, Instruments receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

15.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Accounting Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Pronounce- Corrections,” which replaces Accounting Principles Board Opinion No. 20, ments “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim

Financial Statements — An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Continued

15.

Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued a revision to Accounting Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Pronounce- Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting ments for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the company.

In November 2004, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No.43, Chapter 4". This statement amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June15, 2005. Management believes the adoption of this statement had no material impact on the Company

.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 11, 2005, upon the authorization and approval of our board of directors, we dismissed Tanner LC (“Tanner”) as our independent registered public accounting firm.

The reports of Tanner on the consolidated financial statements of WWA Group as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2004 and 2003, and through December 11, 2005, there were no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On December 11, 2005, upon the authorization and approval of the board of directors, we engaged Williams & Webster, P.S. (“Williams”) as our independent registered public accounting firm.

No consultations occurred between us and Williams during the years ended December 31, 2004 and 2003 and through December 11, 2005 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

WWA Group’s management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of WWA Group as of March 31, 2006 are as follows:

      Name                           Age         Position

     Eric Montandon                  40          chief executive officer and chairman of the board of directors

     Digamber Naswa                  46          chief financial officer and director

     Yogesh Saxena                   48          director and audit committee chairman

     Keith Lupton                    59          director and vice president

     Yong Wee Huat                   44          director and vice president

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

Over the last five years Mr. Montandon has been an officer and director of two public companies: Asia4Sale.com, Inc. a holding company with a significant interest in WWA Group, Inc. from February 2000 to present (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider from September 2000 to present (director).

Digamber Naswa was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of WWA Group’s shareholders and his successor is elected and qualified.

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Over the past five years Mr. Naswa as worked as the financial controller of World Wide Auctioneers, Ltd. (2002 to present), and as deputy general manager of Trust Garment Factory, Ltd., (2000-2002), and before that at Xpro India, Ltd. (A division of Cimmico Birla) (1996-2000).

Over the last five years Mr. Naswa has not been an officer or director of any other public company. Effective April 30, 2005 Mr. Yogesh Saxena was appointed to our board of directors to serve until our next Annual Meeting of Stockholders.

Mr.  Saxena graduated with a Graduate Degree in Commerce from the Institute of Chartered Accountants of India in 1981 and qualified as a Chartered Accountant on the completion of his studies with the Company Secretaries of India. Over the last five years, prior to joining WWA Group in 2004, Mr. Saxena spent three and a half years working as the Finance Controller of the Blitz Readymade Garments Factory Ltd., based in Sharjah, United Arab Emirates and for the last two years as the General Manager of Finance with Ivory Garments Factory LLC, a manufacturing unit based in Jordan that is also in the garment manufacturing business.

Over the last five years Mr. Saxena has not been an officer or director of any other public company. Effective April 30, 2005 Mr. Keith Lupton was appointed to our board of directors to serve until our next Annual Meeting of Stockholders.

Mr. Lupton graduated from the University of Paris in 1967 with a Bachelor’s Degree in Art History. Mr. Lupton has extensive experience in equipment trading and auctioneering. He started his career in plant management and equipment sales in 1969 at John Laing Construction based in the United Kingdom. Mr. Lupton joined Tarmac Construction, another British based company in 1976, in the asset utilization and shipping departments. During 1976 Mr. Lupton was transferred to Tarmac’s operating unit in the United Arab Emirates. Between 1982 and 1998, he worked with SAS Trading Establishment in Abu Dhabi, as the manager of international sales and rental of used construction equipment. In 1998, Mr. Lupton joined the Al Rafeh Co, in Abu Dhabi, to manage the sale of used equipment. While working with Tarmac, United Arab Emirates, SAS Trading and Al Rafeh Co., Mr. Lupton’s experience included the disposition of equipment at auctions all over the Middle East. He joined WWA Group’s subsidiary, World Wide Auctioneers Ltd., based in Dubai, United Arab Emirates in 2000 as its first sales employee. Mr. Lupton has since become World Wide Auctioneers Ltd.‘s regional sales manager in addition to joining our board of directors and serving as a vice-president of sales.

Over the last five years Mr. Lupton has not been an officer or director of any other public company. Effective May 18, 2005, Mr. Young Yong Wee Huat was appointed to our board of directors to serve until our next Annual Meeting of Stockholders.

Mr.Yong completed advanced secondary education in Penang, Malaysia before working for Aik Wah Engineering Pte Ltd., a Singapore based company involved in trading machine and engine parts. Between 1990 and 1995, Mr. Yong was responsible for the sale of Aik Wah Engineering products throughout South-East Asia and East Africa. Mr. Yong joined KKS Machinery Pte Ltd., an established dealer in trucks and equipment in 1995. He worked as sales manager involved in sourcing, selling and shipping construction equipment and trucks throughout the Middle East and South East Asia. Mr. Yong joined WWA Group in 2000 as the sales manger for the Asia region. In March of 2002, Mr. Yong was appointed as vice-president of sales for the Asia region and has since been responsible for generating equipment consignments from Southeast Asia, and servicing customers for our auctions in Dubai, Jakarta, and Australia.

Over the last five years Mr. Yong has not been an officer or director of any other public company.

Board of Directors Committees

The board of directors has established an audit committee. The audit committee is comprised of Eric Montandon, Digamber Naswa and Yogesh Saxena. The audit committee is yet to adopt a definitive charter though it typically reviews acts on and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by WWA Group’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, WWA Group will be required to adopt a definitive charter for its audit committee.

The board of directors has not established a compensation committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. We do not believe that we will adopt a provision for compensating directors in the future.

Code of Ethics

WWA Group has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. WWA Group has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following entity and persons who, during the period ended December 31, 2005, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Asia4Sale.com, Inc., failed to timely file a Form 4 or Form 5 despite being the beneficial owner of an in excess of 10% of WWA Group’s common stock.

o Yogesh Saxena failed to timely file a Form 5 despite being appointed director.

o Keith Lupton failed to timely file a Form 5 despite being appointed director.

o Young Yong Wee Huat failed to timely file a Form 5 despite being appointed director.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides summary information for the years 2005, 2004, and 2003 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of the chief executive officer at the year ended December 31, 2005, and any other employees to receive compensation in excess of $100,000.

Annual Compensation	Long Term Compensation
Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Eric Montandon, Chief Executive Officer and Director	2005 2004 2003	72,000 72,000 72,000	- - -	- - -	- - -	- - -	- - -	- - -
Cornelis van Lieshout, Former CEO and Director	2005 2004 2003	60,000 120,000 120,000	- - -	- - -	- - -	- - -	- - -	- - -

Compensation of Directors

Our directors are not currently compensated for their services as directors of WWA Group. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of WWA Group as of March 31, 2006, by each shareholder who is known by WWA Group to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. WWA Group has 15,970,803 shares issued and outstanding as of March 31, 2006.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Eric Montandon 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,600,000*	49%
Common Stock	Digamber Naswa 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	60,000	<1%
Common Stock	Yogesh Saxena 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Keith Lupton 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Young Yong Wee Huat 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Asia4Sale.com, Inc. 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,300,000	45.7%
Common Stock	Steverit Financial Services Ltd., Wells Cottage, La Grande Route Street, Clement, Jersey CIJE26	2,500,000	15.7%
Common Stock	All executive officers and Directors as a Group	7,660,000	48%

* Eric Montandon holds 300,000 shares of WWA Group common stock in his own name through Steverit Financial Services Ltd. and is considered the beneficial owner of the 7,300,000 shares held by Asia4Sale.com, Inc., a public reporting company, since he acts a director and the chief executive officer of Asia4Sale.com, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 8, 2003 the WWA Group authorized the issuance of 13,887,447 shares of common stock to WWA World Wide Auctioneers, Inc., for distribution to the shareholders of WWA World Wide Auctioneers, Inc., pursuant to the terms of a stock exchange agreement whereby we acquired World Wide Auctioneers, Ltd., relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended.

The distribution of the WWA Group common stock included the issuance of 300,000 shares to Mr. Eric Montandon, WWA Group’s chief executive officer and chairman of the board of directors, 300,400 shares to Cornelis van Lieshout, WWA Group’s former chief executive officer and a director, and 60,000 shares to Digamber Naswa, WWA Group’s chief financial officer and a director. Further, the stock distribution included the issuance of 7,525,000 shares to Asia4Sale.com, Inc.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S. (“Williams”) provided audit services to WWA Group in connection with the fiscal year ended December 31, 2005. The aggregate fees billed by Williams for the audit of WWA Group’s annual financial statements was approximately $-0-.

Tanner LC (“Tanner”) provided quarterly review services to WWA Group in connection with quarterly reports during the fiscal year ended December 31, 2005 and audit and quarterly review services to WWA Group in connection with annual and quarterly reports for the fiscal year ended December 31, 2004. The aggregate fees billed by Tanner for the reviews of WWA Group’s quarterly financial statements during the fiscal year ended December 31, 2005 was approximately $20,000. The aggregate fees billed by Tanner for the audit of WWA Group’s annual financial statements and the reviews of WWA Group’s quarterly financial statements for the fiscal year ended December 31, 2004 was approximately $71,000.

Audit Related Fees

Williams billed to WWA Group no fees in 2005 for professional services that are reasonably related to the audit or review of WWA Group’s financial statements that are not disclosed in “Audit Fees” above.

Tanner billed to WWA Group no fees in 2004 for professional services that are reasonably related to the audit or review of WWA Group’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams billed to WWA Group no fees in 2005 for professional services rendered in connection with the preparation of WWA Group’s tax returns and the provision of tax advice for the respective periods.

Tanner billed to WWA Group no fees in 2004 for professional services rendered in connection with the preparation of WWA Group’s tax returns and the provision of tax advice for the respective periods

All Other Fees

Williams billed to WWA Group no fees in 2005 for other professional services rendered or any other services not disclosed above.

Tanner billed to WWA Group no fees in 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Williams to act as its independent auditor for the fiscal years ended December 31, 2005. WWA Group’s Audit Committee also pre-approved Tanner LC to act as its independent auditor for the fiscal years ended December 31, 2004. WWA Group’s independent auditors performed all work with only their full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of April 2006.

WWA Group, Inc. /s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer /s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon Eric Montandon	Director	April 4, 2006
/s/ Digamber Naswa Digamber Naswa	Director	April 4, 2006
/s/ Yogesh Saxena Yogesh Saxena	Director	April 4, 2006
/s/ Keith Lupton Keith Lupton	Director	April 4, 2006
/s/ Young Yong Wee Haut Young Yong Wee Huat	Director	April 4, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of WWA Group formally known as Conceptual Technologies, Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(b)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group filed on August 29, 1997 effecting a 1-for-14 reverse split and rounding each fractional share to one whole share (incorporated herein by reference from Exhibit 2(ii) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(c)	*

Certificate of Amendment of the Articles of Incorporation of WWA Group changing the name of WWA Group from Conceptual Technologies, Inc. to NovaMed, Inc. (incorporated herein by reference from Exhibit 2(iii) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(d)	*

Certificate of Amendment to the Articles of Incorporation of WWA Group changing the name of WWA Group from NovaMed, Inc. to WWA Group, Inc. (incorporated herein with reference from Exhibit 3(i)(d) of WWA Group's Form 10-QSB as filled with the Commission on November 20, 2003).

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).
10	*	Stock Exchange Agreement between WWA Group, Inc. and World Wide Auctioneers Ltd. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2004).
14	*	Code of Ethics adopted on March 28, 2004 (incorporated by herein by reference from the 10-KSB filed with the Commission on March 30, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of WWA Group, Inc.