Form 10QSB
period 2006-03-31
WWA GROUP INC
filed 2006-05-11
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes                   No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 10, 2006 was 15,970,803.

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein the terms “WWA Group,” “we,” “our”, and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                                                                   WWA GROUP, INC.
                                                                                       Consolidated Balance Sheets

----------------------------------------------------------------- --------------------- -- ------------------------

                                                                        March 31, 2006           December 31, 2005
               Assets                                                        Unaudited

Current assets:
   Cash                                                                $     4,694,594        $          8,539,958

   Marketable securities                                                        73,000                      73,000
   Receivables, net                                                            690,114                   3,785,840
   Inventories                                                                 808,479                     584,385
   Prepaid expenses                                                            236,810                      67,505
   Deposit on software                                                         232,105                     232,105
   Notes receivable                                                          4,647,138                   3,550,903
   Other current assets                                                        183,638                     143,770

                  Total current assets                                      11,565,878                  16,977,466

Property and equipment, net                                                  1,173,755                   1,288,466
Investment in unconsolidated entity                                            250,000                     250,000

                                                                       $    12,989,632         $        18,515,932

               Liabilities and Stockholders' Equity

Current liabilities:
   Auction proceeds payable                                             $    5,554,640         $         9,907,821
   Accounts payable                                                            619,605                   1,288,569
   Accrued expenses                                                            191,895                     153,581
   Line of credit                                                            3,734,148                   4,268,651
   Current maturities of long-term debt                                        171,255                     178,674

                  Total current liabilities                                 10,271,543                  15,797,296

Long-term debt                                                                 151,506                     182,264

                  Total liabilities                                         10,423,049                  15,979,560

Commitments and contingencies                                                        0                           0

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares
     authorized; 15,970,803 shares
     issued and outstanding                                                     15,971                      15,971
   Additional paid-in capital                                                1,013,523                   1,013,523
   Retained earnings                                                         1,537,089                   1,506,878

                  Total stockholders' equity                                 2,566,583                   2,536,372

                                                                        $   12,989,632        $         18,515,932

-------------------------------------------------------------------------------------------------------------------
See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                                      WWA GROUP, INC.
                                                                                    Consolidated Statements of Income

----------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended March 31
                                                                                           2006                  2005
                                                                          ---------------------- ---------------------
                                                                                    Unaudited               Unaudited

Revenues from commissions and services                                          $     1,154,861   $         1,096,968
Revenues from sales of equipment                                                      3,109,100             3,174,357
                                                                          ---------------------- ---------------------

                  Total revenues                                                      4,263,961             4,271,325

Direct costs - commissions and services                                                 472,708               574,419
Direct costs - sales of equipment                                                     3,057,666             3,078,575
                                                                          ---------------------- ---------------------

                  Gross profit                                                          733,587               618,332

Operating expenses:
     General, selling and administrative expenses                                       410,135               459,674
     Salaries and wages                                                                 283,359               331,370
     Selling expenses                                                                    34,296                20,588
     Depreciation and amortization expense                                              122,573               109,452
                                                                          ---------------------- ---------------------

                  Total operating expenses                                              850,362               921,084
                                                                          ---------------------- ---------------------

                  (Loss) income from operations                                       (116,775)             (302,752)
                                                                          ---------------------- ---------------------

Other income (expense):
     Interest expense                                                                  (54,075)              (33,421)
     Interest income                                                                    174,642               151,800
     Other income (expense)                                                              26,420                 4,921
                                                                          ---------------------- ---------------------

                  Total other income (expense)                                          146,986               123,299
                                                                          ---------------------- ---------------------

                  (Loss) income before income taxes                                      30,211             (179,453)

Provision for income taxes                                                                    0                     0
                                                                          ---------------------- ---------------------

                  Net (loss) income                                             $        30,211    $         (179,453)
                                                                          ---------------------- ---------------------

Basic and diluted earnings per common share                                     $           nil    $            (0.01)
                                                                          ---------------------- ---------------------

Weighted average shares - basic and diluted                                          15,970,803            15,970,803
                                                                          ---------------------- ---------------------

See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                                        WWA GROUP, INC.
                                                                                   Consolidated Statements of Cash Flow

------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------- -------------------------------------------------
                                                                                            Three months ended March 31
                                                                                          2006                     2005
                                                                                     Unaudited                Unaudited
Cash flows from operating activities:
   Net income ( loss)                                                           $        30,211     $          (179,452)

   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                                   122,573                  109,452
        Loss on disposition of assets                                                    65,334
        (Gain) Loss on securities                                                                                 11,500
   Changes in operating Assets and Liabilities:
        Decrease (increase) in:
          Accounts receivable                                                         3,095,726                3,734,217
          Inventories                                                                 (224,093)                (648,873)
          Prepaid expenses                                                            (169,306)                 (30,934)
          Other current assets                                                         (39,868)                   72,352
          Other assets                                                                                             5,215
        Increase (decrease) in:
          Auction proceeds payable                                                  (4,353,181)              (7,017,407)
          Accounts payable                                                            (668,964)              (1,263,225)
          Accrued liabilities                                                            38,314                (574,762)

             Net cash used by operating activities                                  (2,103,253)              (5,781,917)

Cash flows from investing activities:
   Purchase of property and equipment                                                  (73,195)                (247,658)
   Increase in note receivable                                                     (1,096,236)
   Payments received on notes receivable                                                                         339,431

             Net cash provided by (used in) investing activities                    (1,169,431)                   91,773

Cash flows from financing activities:
   Increase in line of credit                                                        (534,503)
   Proceeds from short-term notes payable                                                                      1,247,996
   Payments on short-term notes                                                                                 (20,000)
   Payments of long-term debt                                                          (38,177)                 (17,771)
   Proceeds from issuance of common stock

             Net cash provided by (used in) financing activities                      (572,680)                1,210,225

             Net increase (decrease) in cash and cash equivalents                   (3,845,365)              (4,479,919)

Cash and cash equivalents at beginning of year                                        8,539,958                4,635,553

Cash and cash equivalents at end of year
                                                                                $     4,694,594      $           155,634

----------------------------------------------------------------------------------------------- - ----------------------
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1 – Organization and Basis of Presentation

WWA Group, Inc., (“WWA Group”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E.) under a trade license from the Jebel Ali Free Zone Authority. WWA Group’s operations primarily consist of auctioning used and new heavy construction equipment, transportation equipment, and marine equipment, the majority of which on a consignment basis.

WWA Group includes the accounts of its wholly owned subsidiaries: World Wide Auctioneers, Ltd. (“WWA Dubai”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and Novamed Medical Products Manufacturing, Inc., a Minnesota corporation.

On August 8, 2003, Novamed, Inc., a publicly held company, and WWA Dubai executed a stock exchange agreement, whereby Novamed, Inc. agreed to acquire 100% of the issued and outstanding shares of WWA Dubai, a wholly owned subsidiary of World Wide Auctioneers USA, a company incorporated in the state of Arizona, in exchange for 13,887,447 shares of Novamed, Inc.‘s common stock. Because the owners of WWA Dubai became the principal shareholders of Novamed, Inc. through the merger, WWA Dubai is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA Dubai. Subsequent to the merger, Novamed, Inc. changed its name to “WWA Group, Inc.”

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with WWA Group’s Form 10-KSB for the year ended December 31, 2005. These statements do include all normal recurring adjustments which WWA Group believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share — The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There are no common stock equivalents at March 31, 2006.

Revenue Recognition — Revenues from commissions and services consist of revenues earned in WWA Group’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and WWA Group has determined that the auction proceeds are collectible.

Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by WWA Group. WWA Group recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 2 – Summary of Significant Accounting Policies — (continued)

Stock Based Compensation — WWA Group has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2005 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. WWA Group issued no compensatory options to its employees during the quarter ended March 31, 2006.

In December 2005, WWA Group adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on WWA Group’s 2005 financial statements.

In December 2005 WWA Group created a stock option plan whereby it is authorized to issue up to 500,000 shares of its common stock to its employees and contractors during the 12 months ended December 11, 2006. No shares have been granted or issued under the Plan.

No options have been issued through the quarter March 31, 2006.

Note 3 – Notes Receivable

Notes receivable amounting to $4,647,138 as at March 31, 2006 remains due to WWA Group from three of its trading partners. The majority of the amount receivable is in the form of a secured loan from a shipping company which bears interest of 1.8% per month and is due to be repaid on or before June 30, 2006. The note is secured by the assets of the borrower, consisting mainly of a freight ship. Other amounts in this category are a receivable by WWA Group from one of its regular consignors from its Australia auction partner and a Dubai based crushing company.

Note 4 – Income Taxes

WWA Group operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. During the fourth quarter of 2004, WWA Group determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, no income tax provision has been recorded for the undistributed earnings.

Note 5 — Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. WWA Group’s fiscal year end is December 31.

General

WWA Group’s business strategy is to continue to increase the number and size of auctions held during the year and the cash flow generated from such auctions and to expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a means by which to increase net cash flow.

Implementation of WWA Group’s growth model will include expanding our lower cost auction methods, such as on-line auctions and video auctions, and diversifying into transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. Smaller auctions will not interfere with or detract from WWA Group’s major equipment auctions operating with economies of scale. WWA Group held one successful major auction selling construction equipment during the first quarter of 2006. Subsequent to March 31, 2006, WWA Group has held one major equipment auction.

WWA Group is now offering higher margin buyer and seller services, such as transport and logistics. WWA Group’s control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs. WWA Group has formed a strategic alliance with a shipping vessel and two road transport trucks and trailers, all of which are used to move equipment for our regular consignors.

Nonetheless, WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of our business.

WWA Group’s financial condition and results of operation depend primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group’s available cash flow that can in turn impact the availability of net cash flow for future capital expenditures. WWA Group’s future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction, we can expect a reduction in revenue that may in turn affect the profitability of our business.

Results of Operations

During the period from January 1, 2006 through March 31, 2006, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from our auction site located in the Jebel Ali Free Trade Zone, Dubai, U.A.E. WWA Group expects that over the next twelve months we will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. To date, WWA Group has acted as a consultant to strategic partners in the auctions outside of Dubai but has not received any fees from such auctions.

For the three months ended March 31, 2006, WWA Group realized a net profit as compared to a net loss from operations in similar period of three months ended March 31, 2005 as a result of increased commission revenue and reduction in direct costs and operation expenses. One on-site equipment auction was held in both the first quarter of 2006 and 2005. WWA Group believes that the immediate key to our ability to operate profitably is to increase the number and the size of our auctions. WWA Group believes if we are able to increase the number and size of our auctions we will be able to operate at a profit in future periods. However, there is no assurance that WWA Group will be successful in increasing the size and frequency of our auctions or that such auctions will generate sufficient revenue to result in income from operations.

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenue

Revenue for the three months ended March 31, 2006 was $4,263,961 as compared to revenue of $4,271,325 for the three months ended March 31, 2005. The revenue from commission and services was $1,154,861 for the three months ended March 31, 2006 as compared to $1,096,968 for the three months ended March 31, 2005, an increase of 5%. The revenue from sale of equipment was $3,109,100 for the three months ended March 31, 2006 as compared to $3,174,357 for the three months ended March 31, 2005, a decrease of 2%. The one major auction held in February of 2006 in Dubai was almost equal in terms of gross auction sales and revenue to the one held in February of 2005. WWA Group held a similar auction in April of 2006, and will hold another major auction in June 2006. WWA Group anticipates that these auction events will result in continued growth and expansion in the auction marketplace and keep WWA Group on track to increase gross revenues in 2006 as compared to 2005.

Gross Profit

Gross margin percentage from auction commission revenue during the first quarter of 2006 was approximately 41% whereas the gross margin percentage on the sales of equipment was approximately 2%. Because of the increase in the auction commission revenue, the higher margin source of revenue, overall gross profit increased from $618,332 in the first quarter of 2005 to $733,587 in the first quarter of 2006 and WWA Group generated a net profit from operations. Gross margin from the sale of equipment historically has ranged from approximately 2% to 5%, whereas the gross margin percentage from auction commission revenue has ranged from approximately 40% to 60%.

Expenses

Total operating expenses for the three months ended March 31, 2006 were $850,362, as compared to total operating expenses of $921,084 for the three month period ended March 31, 2005, a decrease of 8%. The decrease in expenses was partially attributable to reduced travel, salaries, mailing and communication costs. WWA Group expects that direct costs and selling, general and administrative expenses may rise with the number and size of anticipated auctions to be held over the next nine months, however, revenue growth is expected to outpace increases in expenses.

Depreciation and amortization expense expenses for the three months ended March 31, 2006 and March 31, 2005 were $122,573 and $109,452 respectively. Depreciation and amortization expenses are expected to continue to grow as WWA Group acquires additional assets. Management has worked to control administrative expense by maintaining constant staffing levels and facilities while increasing revenues. We intend to expand our physical facilities in late 2006 by building a new modern auction yard and offices. However we expect to keep employment at present levels.

Net Income (Loss)

Net income for the three months ended March 31, 2006 was $30,211 as compared to net loss of $179,453 for the three months ended March 31, 2005. The increase in net income is mainly attributable to the increased commission revenue and reduced direct cost and operation expenses. WWA Group anticipates a net income growth over the next nine months, based on our current accelerated auction schedule.

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

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operating activities was $2,103,253 for the three months ended March 31, 2006 as compared to $5,781,917 for the three months ended March 31, 2005. Negative cash flows from operating activities in the three months ended March 31, 2006, are primarily attributable to a significant decrease in auction proceeds payable. Anticipated increased net revenues and a decrease in accounts receivable are expected to generate an increase in cash flow from operations in future periods; however, there can be no assurance that revenues will increase or that increases in revenues will result in positive cash flow from operating activities.

Cash flows used in investing activities for the three months ended March 31, 2006 were $1,169,431 as compared to cash flow of $91,773 provided by investing activities for the three months ended March 31, 2005. The cash flow used in investing activities for the three months ended March 31, 2006 was primarily comprised of a notes payable of $1,096,236 to a company in the regular course of business and $73,195 to acquire additional property and equipment.

Cash flows used in financing activities were $572,680 for the three months ended March 31, 2006 as compared to cash flow of $1,210,225 provided by financing activities for the three months ended March 31, 2005. The cash flows used in financing activities consisted primarily of repayment of working capital finance to bank $534,503 and repayment of long term debt $38,177.

WWA Group has a working capital surplus of $1,294,335 as of March 31, 2006, compared to a working capital surplus of $1,180,170 as of December 31, 2005. Working capital is expected to increase in the second quarter of 2006 due to the two large auctions being held in this period.

On March 31, 2006 WWA Group had auction proceeds payable of approximately $5,550,000 and accounts payable of approximately $619,605. WWA Group had $4,694,594 in cash, and accounts receivable of $690,114 as at March 31, 2006. WWA Group believes that we have sufficient current assets and operational cash flow to meet our obligations. However, WWA Group may be required to obtain funding from alternative sources to accelerate the pay down of our auction proceeds to increase our customer retention. Sources for funding WWA Group’s working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group has funded our cash needs from inception through operations, increasing our payables, and a series of debt transactions. WWA Group can provide no assurance that we will be able to obtain additional financing, if needed, to meet our current obligations. If WWA Group is unable to increase our cash flows from operating activities or obtain additional financing, we may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of our officers or directors.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2005 included in Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

With respect to revenue recognition, we apply the following critical accounting policies in the preparation of our financial statements

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

|X|  the sufficiency of existing capital resources and WWA Group's ability to raise additional capital to fund cash requirements for future operations;

|X|  uncertainties involved in the rate of growth of WWA Group's business and acceptance of products and services;

|X|  the ability of WWA Group to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations;

|X|  volatility of the stock market; and

|X|  general economic conditions.

We wish to caution readers that WWA Group’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Related to Our Business and Stock

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

Sales of equipment from our auctions may ultimately end up in Iran

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

WWA Group’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined

PART II

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of May, 2006.

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