Form 10QSB
period 2006-06-30
WWA GROUP INC
filed 2006-08-18
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes                   No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 10, 2006 was 16,670,803.

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

                                                                                                  WWA GROUP, INC.
                                                                                      Consolidated Balance Sheets
                           Assets                                        June 30, 2006            December 31, 2005
                                                                           (Unaudited)
Current assets:
   Cash                                                                 $    5,307,316               $    8,539,958
   Marketable securities                                                        73,000                       73,000
   Receivables, net                                                          7,278,459                    3,785,840
   Inventories                                                               1,278,558                      584,385
   Prepaid expenses                                                            206,043                       67,505
   Deposit on software                                                               -                       232,105

   Notes receivable                                                          5,069,476                    3,550,903
   Other current assets                                                        314,526                      143,770

                                                               ------------------------ -- -------------------------

                 Total current assets                                       19,527,379                   16,977,466

Property and equipment, net                                                  1,457,583                    1,288,466
Investment in unconsolidated entity                                            250,000                      250,000
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

Total Assets                                                            $   21,234,962               $   18,515,932
                                                               ======================== == =========================
                                                               ======================== == =========================

              Liabilities and Stockholders' Equity

Current liabilities:
   Auction proceeds payable                                           $     13,966,501               $    9,907,821
   Accounts payable                                                            766,436                    1,288,569
   Accrued expenses                                                            135,453                      153,581
   Line of credit                                                            2,181,823                    4,268,651
   Current maturities of long-term debt                                        172,301                      178,674
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total current liabilities                                  17,222,514                   15,797,296

Long-term debt                                                                 111,357                      182,264
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total liabilities                                          17,333,871                   15,979,560

Commitments and contingencies                                                        -                            -

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000
     shares authorized; 16,670,803 and 15,970,803
     shares issued and outstanding, respectively                                16,671                       15,971
   Additional paid-in capital                                                1,509,460                    1,013,523
   Retained earnings                                                         2,374,959                    1,506,878
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total stockholders' equity:                                 3,901,090                    2,536,372
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

Total Liabilities and Stockholders' Equity                              $   21,234,962       $            18,515,932
                                                               ========================    =========================

See accompanying condensed notes to consolidated financial statements.

                                                                                                             WWA GROUP, INC.
                                                                                           Consolidated Statements of Income

                                                       Three months ended June 30,           Six months ended June 30,
                                                    Unaudited 2006    Unaudited 2005    Unaudited 2006      Unaudited 2005
                                                   ----------------- ----------------- ------------------ -------------------
                                                   -----------------

Revenues from commissions and services             $      2,740,780   $     2,550,191   $      3,895,641         $ 3,647,159
Revenues from sales of equipment                          1,604,946           952,625          4,714,046           4,126,983
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

                Total revenues                            4,345,727         3,502,816          8,609,688           7,774,142

Direct costs - commissions and services                     938,217           999,014          1,410,925           1,573,433
Direct costs - sales of equipment                         1,518,132           938,169          4,575,797           4,016,744
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

                Gross profit                              1,889,378         1,565,633          2,622,965           2,183,965
Operating expenses:
General, selling and administrative expenses                752,608           472,714          1,162,743             932,388
Salaries and wages                                          294,130           335,248            577,489             666,617
Selling expenses                                             73,545            34,434            107,842              55,022
Depreciation and amortization expense                       117,837           107,376            240,409             216,828
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

                Total operating expenses                  1,238,120           949,771          2,088,483           1,870,854
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

                Income from operations                      651,258           615,862            534,482             313,110
Other income (expense):
     Interest expense                                      (52,294)          (82,042)          (106,369)           (115,463)
     Interest income                                        210,483           151,800            385,124             303,600
     Other income                                            28,423            27,756             54,843              32,677
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

Total other income                                          186,612            97,514            333,599             220,814
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- -----------------

Income before income taxes                                  837,870           713,376            868,081             533,924

Provision for income taxes
                                                                  -                 -                  -                   -
                                                   ----------------- ----------------- ------------------ -------------------
                                                   ----------------- ----------------- ------------------ -------------------

                Net income                         $        837,870  $        713,376  $        868,081           $  533,924
                                                   ================= ================= ================== ===================

Basic and diluted earnings per common share        $           0.05  $           0.04  $            0.05  $              0.03
                                                   ================= ================= ================== ===================
                                                   ================= ================= ================== ===================

Weighted average shares - basic and diluted
                                                         16,132,341        15,970,803         15,989,545          15,970,803
                                                   ================= ================= ================== ===================
                                                   ================= ================= ================== ===================

See accompanying condensed notes to consolidated financial statements.

                                                                                                          WWA GROUP, INC.
                                                                                     Consolidated Statements of Cash Flow

                                                                                      Six months ended June 30,
                                                                               2006 unaudited           2005 unaudited
                                                                             -------------------- -- ---------------------
Cash flows from operating activities:
   Net income                                                                         $  868,081              $   533,924
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                                    240,409                  216,828
        Loss on disposition of assets                                                     82,759                        -

        Loss on securities                                                                     -                   11,500
                                                                                         146,637                        -
          Value of options granted

   Changes in operating Assets and Liabilities:
        Decrease (increase) in:
          Accounts receivable                                                        (3,492,619)                  281,041
          Inventories                                                                  (694,172)                (598,471)
          Prepaid expenses                                                             (138,538)                 (89,813)
          Other current assets                                                         (170,757)                    (144)
          Other assets                                                                   232,105                    8,592
        Increase (decrease) in:
          Auction proceeds payable                                                     4,058,680                (141,200)
          Accounts payable                                                             (522,133)              (1,762,577)
          Accrued liabilities                                                           (18,128)                (563,267)
                                                                             -------------------- -- ---------------------

             Net cash provided by (used in) operating activities                         592,324              (2,103,587)
                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (492,285)                (286,235)
   (Increase) in note receivable                                                     (1,518,574)                (161,141)

                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net cash (used in) investing activities                                 (2,010,859)                (447,376)
                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

Cash flows from financing activities:
   Increase (Decrease) in line of credit                                             (2,086,829)                        -

   Payments on short-term notes                                                               -                  (20,000)

   Payments of long-term debt                                                           (77,280)                 (10,444)
   Proceeds from issuance of common stock                                                350,000                        -

                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net cash (used in) financing activities                                 (1,814,108)                 (30,444)
                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net (decrease) in cash and cash equivalents                             (3,232,642)              (2,581,407)

Cash and cash equivalents at beginning of year                                         8,539,958                4,635,553
                                                                             -------------------- -- ---------------------

Cash and cash equivalents at end of period                                     $      5,307,316              $  2,054,146
                                                                             ==================== == =====================

See accompanying condensed notes to consolidated financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 1 – Organization and Basis of Presentation

WWA Group, Inc., (the “Company”), through a subsidiary, operates in Jebel Ali, Dubai, United Arab Emirates under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

WWA Group, Inc., includes the accounts of WWA Group, Inc. and its wholly owned subsidiaries World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and Novamed Medical Products Manufacturing, Inc., a Minnesota corporation.

On August 8, 2003, the Company and WWA executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of WWA, in exchange for 13,887,447 shares of the Company’s common stock. Because the owners of WWA became the principal shareholders of the Company through the merger, WWA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the merger, the Company changed its name to “WWA Group, Inc.”

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share — The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at June 30, 2006.

Revenue Recognition — Revenues from commissions and services consist of revenues earned in the Company’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 2 – Summary of Significant Accounting Policies — (continued)

Stock Based Compensation — The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2005 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Newly Issued Accounting Pronouncements — In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

Note 3 – Notes Receivable

Notes receivable amounting to $ 5,069,476 as at June 30, 2006 remain due to the Company from its trading partners. $3,000,000 is in the form of a secured loan receivable from a shipping company which bears interest of 1.8% per month and was due to be repaid on or before June 30, 2006. In July 2006, the Company exercised the option to acquire 100% of the shipping Company’s outstanding shares. As of June 30, 2006, the Company had received all interest income as it relates to the loan receivable. Other amounts in this category are receivables from one of the Company’s regular consignors, from its Australia auction partner and from a Dubai based rock crushing company.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 4 – Income Taxes

WWA operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA are not taxable in Dubai. During the fourth quarter of 2004, the Company determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the Company. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, no income tax provision has been recorded for the undistributed earnings.

Note 5 – Stock Options

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

In December 2005, the Company created a stock option plan (The 2005 Stock Option Plan) whereby it is authorized to issue up to 500,000 shares of its common stock to its employees and contractors during the 12 months ended December 11, 2006. No shares have been granted or issued under The 2005 Stock Option Plan.

The Company issued no compensatory options to its employees during the six months ended June 30, 2006.

In April 2006 the Company adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), considered by the board of directors in December 2005, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. The Company granted 700,000 options to purchase shares of common stock registered under the Plan at $0.50 a share for a term of twelve months to an independent consultant for services rendered. The options were exercised during the three months ended June 30, 2006. The Company recorded an expense of $146,637 for the value of the options granted upon applying the Black-Scholes option valuation model. The Company received $350,000 from the exercise of the options on June 6, 2006. There are no unexercised options outstanding at June 30, 2006.

The Company used the Black-Scholes option price calculation to value its options granted during the period ended June 30, 2006, using the following assumptions: risk free rate of 4%, volatility of 67% and a 1 year term.

Note 6 – Risks Related to Our Business and Stock

Due to the proximity of Iran, Sudan and Syria to our auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ends up in Iran, Sudan or Syria. The U.S. State Department or OFAC could impose fines upon us or cause us to restrict certain of our sales based on this possibility. Any such action could have a negative impact on our reputation which might decrease shareholder value.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 7 – Subsequent Events

In July 2006, the Company acquired all of the shares of Crown Diamond Holding Company (CDHC) by exercising the option to convert its secured loan in to equity amounting to $ 3,000,000. Accordingly, CDHC has become a wholly owned subsidiary of the Company to be consolidated in its future financial statements. The primary asset of CDHC was a shipping vessel. The Company will record the shipping vessel on its books at its cost of approximately $3,000,000. The Company assumed no significant liabilities in the transaction. In connection with the transaction the Company also paid a commission of $250,000 to an individual for arranging the long term charter of the shipping vessel through December 31, 2009.

In July 2006, the Company acquired certain port loading equipment and operations in the United Arab Emirates from an individual for $ 350,000.

In July 2006, the Company’s board of directors allocated 1,500,000 of the stock options under The 2006 Benefit Plan to be granted to up to 10 of its employees exercisable at $0.59 during a one year period, with the amounts to each employee to be determined by the Company’s CEO.

In July 2006, the Company’s board of directors authorized the issuance of up to 5,000,000 shares of its unregistered common stock to accredited investors in a private placement. The Company’s CEO is authorized to negotiate the best possible terms of the private placement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

General

WWA Group’s business strategy is to continue to grow the number and size of auctions held during the year, to increase the cash flow generated from such auctions, and to expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a means by which to increase net cash flow. During the current three month period WWA Group held two successful construction equipment auctions in Dubai and one auction in Qatar. Subsequent to June 30, 2006, WWA Group held one online equipment auction.

Implementation of WWA Group’s growth model will include (i) expanding our lower cost auction methods, such as on-line auctions and video auctions, and (ii) diversifying into lower cost transportation equipment only auctions, which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose.

WWA Group is also now offering higher margin buyer and seller services, such as transport and logistics. WWA Group’s control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet transportation needs.

Subsequent to June 30, 2006, WWA Group acquired Crown Diamond Holdings Ltd. by exercising an option to convert our $3,000,000 loan into 100% ownership. Crown Diamond Holdings Ltd. owns the RO vessel MV Iron Butterfly which is engaged under an existing carriage charter for the next twelve months. In connection with the transaction WWA Group also paid a commission of $250,000 to an individual for arranging the long term charter of the shipping vessel through December 31, 2009.

Subsequent to June 30, 2006, WWA Group entered into an agreement with Stuart Copeland to acquire his port offloading equipment, rental business and existing rental contract in Al Hamra Port, Ras Al Khaimah, United Arab Emirates for $350,000.

WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of our business. WWA Group’s financial condition and results of operation depend primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from consignors. Industrial equipment prices historically have been volatile and are likely to continue to be volatile, and the commission rates in WWA Group’s primary market are becoming more competitive. This price volatility and commission rate pressure can immediately affect WWA Group’s available cash flow that can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction.

Should WWA Group be unable to increase gross auction sales and obtain competitive pricing at auction, we can expect a reduction in revenue that may in turn affect the profitability of our business.

Results of Operations

During the period from January 1, 2006 through June 30, 2006, WWA Group was engaged in conducting un-reserved auctions for industrial equipment through our subsidiary, World Wide Auctioneers, Ltd., from our auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. WWA Group expects that over the next twelve months we will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. To date, we have acted as a consultant to strategic partners in the auctions outside of Dubai but have not received any fees from such auctions.

For the three months ended June 30, 2006, WWA Group realized a reduced net income as compared to the three months ended June 30, 2005 as a result of granting a stock option of 700,000 shares at $0.50 to a consultant in the Philippines. The options were valued using the Black-Scholes formula which created a non cash expense whereby profit was reduced by $ 146,637. After subtracting this extraordinary expense the net income increased due to increased trading revenue and the reduction in direct costs and operating expenses. Three on-site equipment auctions were completed in 2006 as compared to two in the second quarter 2005. WWA Group believes that the immediate key to our ability to operate profitably is to increase the number and the size of our auctions. WWA Group believes if we are able to increase the number and size of our auctions we will be able to increase our profit in future periods.

Three and six months periods ended June 30, 2006 and 2005

Revenue

Revenue for the three months ended June 30, 2006 increased to $4,345,727 from $3,502,816 for three months period ended June 30, 2005, an increase of 24%. Revenue for the six months ended June 30, 2006 increased to $8,609,688 from $7,774,142 for the six months period ended June 30, 2005, an increase of 11%. The increase in revenues over the six months period is mainly due to an increase in trading revenue in 2006 and the addition of a one day auction in Qatar. The two major auctions recognized in the second quarter of 2006 in Dubai were almost the same in terms of gross auction sales and revenue as those auctions held in the second quarter of 2005. WWA Group anticipates that these auction events will result in continued growth and expansion in the auction marketplace, and keep WWA Group on track to increase gross revenues for all of 2006 as compared to 2005. The growth in revenue reflects efforts towards expansion in the auction marketplace in 2006.

Gross Profit

Gross margin percentage from auction commission revenue during the three months ended June 30, 2006 was approximately 44% whereas the gross margin percentage on the sales of equipment was approximately 6%. Due to the decrease in the direct auction expenses and the increase in trading revenue, overall gross profit increased from $1,565,633 in the three months ended June 30, 2005 to $1,889,378 in the three months ended June 30, 2006. Gross margin from the sale of equipment historically has ranged from approximately 2% to 6%, whereas the gross margin percentage from auction commission revenue has ranged from approximately 40% to 70%.

Expenses

Total operating expenses for the three months ended June 30, 2006 were $1,238,120 as compared to total operating expenses of $949,771 for the three month period ended June 30, 2005, an increase of 46% mainly due to increase of stock option expense of $ 146,637 and partially due to an increase in depreciation. The total operating expenses for the six months ended June 30, 2006 were $2,088,483 as compared to $1,870,854 for the six months ended June 30, 2005, an increase of 11% mainly due to stock option expense. Management has worked to control administrative expenses by maintaining constant staffing levels. Nonetheless, WWA Group expects that direct costs and selling, general and administrative expenses may rise with the number and size of anticipated auctions to be held over the next six months, however, revenue growth is expected to outpace increases in expenses.

Depreciation and amortization expense expenses for the three months ended June 30, 2006 and June 30, 2005 were $117,837 and $107,376, respectively. Depreciation and amortization expense expenses for the six months ended June 30, 2006 and June 30, 2005 were $240,409 and $216,828, respectively. Depreciation and amortization expenses are expected to continue to grow as WWA Group acquires additional assets including shipping vessel and port equipment acquired in July 2006. Specifically, we intend to expand our physical facilities in late 2006 by building a new modern auction yard and offices.

Net Income

Net income for the three months ended June 30, 2006 increased to $837,870 as compared to net income of $713,376 for the three months period ended June 2005, an increase of 17% mainly due to holding an additional auction. Net income for the six months ended June 30, 2006 increased to $868,081 from $533,924 for the six months ended June 30, 2005, an increase of 63%. WWA Group anticipates a net income growth over the next twelve months, based on our current accelerated auction schedule.

Income Tax Expense (Benefit)

WWA Group’s subsidiary, World Wide Auctioneers, Ltd., operates in the Jebel Ali Free Zone — an income tax free zone. Therefore, the profits of World Wide Auctioneers, Ltd. are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to WWA Group. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, World Wide Auctioneers, Ltd.‘s earnings are distributed to WWA Group, the earnings will be taxable at the applicable U.S. tax rates

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years. WWA Group believes that it can offset inflationary increases in the cost of auctions and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operating activities was $592,324 for the six months ended June 30, 2006 as compared to cash flow used in operating activities $2,103,587 for the six months ended June 30, 2005. Positive cash flows from operating activities in the six months ended June 30, 2006, are primarily attributable to a significant decrease in auction proceeds payable and net income during the period. Anticipated increased net revenues and a decrease in accounts receivable are expected to generate an increase in cash flow from operations in future periods; however, there can be no assurance that revenues will increase or that increases in revenues will result in positive cash flow from operating activities.

Cash flows used in investing activities for the six months ended June 30, 2006 were $2,010,859 as compared to cash flow used in investing activities of $447,376 for the six months ended June 30, 2005. The cash flow for investing activities in the six months ended June 30, 2006 was primarily comprised of investment in notes receivable.

Cash flows used in financing activities were $1,814,108 for the six months ended June 30, 2006 as compared to cash flow used in financing activities of $30,444 for the six months ended June 30, 2005. The cash flows for financing activities in the six months ended June 30, 2006 consisted primarily of repayment of working capital finance to banks of $2,086,829, repayment of long term debt $77,280 less proceeds from the issuance of common stock $350,000.

WWA Group has a working capital of $2,304,865 as of June 30, 2006, compared to a working capital surplus of $1,180,170 as of December 31, 2005. Working capital is expected to decrease in the three month period ended September 30, 2006 due to the acquisition of ship and port operations in July 2006.

On June 30, 2006, WWA Group had auction proceeds payable of $13,966,501 and accounts payable of $766,436. WWA Group had $5,307,316 in cash, and accounts receivable of $7,278,459 as at June 30, 2006. WWA Group believes that we have sufficient operational cash flow to meet our obligations. However, WWA Group may be required to obtain funding from alternative sources to accelerate the pay down of our auction proceeds to increase our customer retention. Sources for funding WWA Group’s working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group has funded our cash needs from inception through operations, increasing our payables, and a series of debt transactions. WWA Group can provide no assurance that we will be able to obtain additional financing, if needed, to meet our current obligations. If WWA Group is unable to increase our cash flows from operating activities or obtain additional financing, we may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group adopted “The 2006 Benefit Plan of WWA Group, Inc.” on April 26, 2006. Under the benefit plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group’s common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. WWA Group granted 700,000 options pursuant to the benefit plan during the six months ended June 30, 2006, which options have been exercised. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

WWA Group has no contractual commitment with any of our officers or directors.

WWA Group intends to expand physical facilities in late 2006 by building a new modern auction yard and offices in Dubai. WWA Group has no plans to increase the number of employees.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the year ended December 31, 2005, included in our Form 10-KSB, we discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Newly Issued Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

|X| the sufficiency of existing capital resources and WWA Group’s ability to raise additional capital to fund cash requirements for future operations;

|X| uncertainties involved in the rate of growth of WWA Group’s business and acceptance of products and services;

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

Sales of equipment from our auctions may ultimately end up in Iran, Sudan or Syria

Due to the proximity of Iran, Sudan and Syria to our auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ends up in Iran, Sudan or Syria. Although we sell no equipment to Iran, Sudan or Syria, countries which the U.S. State Department and the Office of Foreign Assets Control (“OFAC”) have identified as state sponsors of terrorism, and we make no effort to attract consignors or bidders from any country recognized as a state sponsor of terrorism, it is possible that some equipment at our auctions is sold to entities that re-export to these countries, particularly to Iran. Our own records indicate that registered bidders with Iranian addresses bought $7,300,000 worth of equipment, registered bidders with Sudanese addresses bought $1,847,950 worth of equipment and registered bidders with Syrian addresses bought $202,300 worth of equipment at our Dubai auctions between 2001 and 2005, from a total of over $371,600,000 in sales during this period or approximately 2.5% of our total sales. We do not believe that this percentage of our sales has any impact on our operations, reputation or shareholder value.

However, despite the fact that we have no knowledge of delivery of equipment purchased at our auctions into Iran, Sudan or Syria nor any means to control any such sales, the U.S. State Department or OFAC could impose fines upon us or cause us to restrict certain of our sales based on this possibility. Any such action on the part of the U.S. State Department or OFAC could have a negative impact on our reputation which might decrease shareholder value.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of August, 2006.

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

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).
10(i)	*	Stock Exchange Agreement between WWA Group, Inc. and World Wide Auctioneers Ltd. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2004).
10(ii)	*

Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006.

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