Form 10QSB
period 2006-09-30
WWA GROUP INC
filed 2006-11-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September  30, 2006.

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

Yes                   No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 10, 2006 was 16,670,803.

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

                                                                                                  WWA GROUP, INC.
                                                                                      Consolidated Balance Sheets
                                                                             Unaudited                      Audited

              Assets                                                September 30, 2006            December 31, 2005
Current assets:
   Cash                                                                 $    5,608,802               $    8,539,958
   Marketable securities                                                        73,000                       73,000
   Receivables, net                                                          3,777,647                    3,785,840
   Inventories                                                               1,997,948                      584,385
   Prepaid expenses                                                            257,044                       67,505
   Deposit on purchases                                                      1,000,000                      232,105
   Notes receivable                                                            980,670                    3,550,903
   Other current assets                                                        261,130                      143,770
                                                                                        --
                                                               ------------------------ -- -------------------------

                 Total current assets                                       13,956,241                   16,977,466

Property and equipment, net                                                  4,546,773                    1,288,466
Investment in unconsolidated entity                                                  0                      250,000
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                                                                        $   18,503,014               $   18,515,932
                                                               ======================== == =========================
                                                               ======================== == =========================

              Liabilities and Stockholders' Equity

Current liabilities:
   Auction proceeds payable                                           $     10,294,670               $    9,907,821
   Accounts payable                                                          1,072,062                    1,288,569
   Accrued expenses                                                            315,090                      153,581
   Line of credit                                                            2,498,748                    4,268,651
   Current maturities of long-term debt                                        160,725                      178,674
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total current liabilities                                  14,341,295                   15,797,296

Long-term debt                                                                  82,483                      182,264
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total liabilities                                          14,423,778                   15,979,560

Commitments and contingencies                                                        0                            0

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000
     shares authorized; 16,670,803 and 15,970,803
     shares issued and outstanding, respectively                                16,671                       15,971
   Additional paid-in capital                                                1,509,460                    1,013,523
   Retained earnings                                                         2,553,106                    1,506,878
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                 Total stockholders' equity:                                 4,079,237                    2,536,372
                                                               ------------------------ -- -------------------------
                                                               ------------------------ -- -------------------------

                                                                        $   18,503,014                            $
                                                                                                   18,515,932
                                                               ========================    =========================

See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                                             WWA GROUP, INC.
                                                                                           Consolidated Statements of Income

                                                       Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                    Unaudited 2006    Unaudited 2005    Unaudited 2006      Unaudited 2005

Revenues from commissions and services             $      1,522,389   $     1,197,276   $      5,377,818          $ 4,844,435
Revenue from shipping operations                            460,000                 0          1,360,000                   0
Revenues from sales of equipment                          1,772,347         2,649,145          6,486,393           6,776,128

                Total revenues                            3,754,736         3,846,421         13,224,211          11,620,563

Direct costs - commissions and services                     659,812           507,306          2,175,763           2,080,739
Direct costs - sales of equipment                         1,749,790         2,486,123          6,325,587           6,502,867

                Gross profit                              1,345,133           852,992          4,722,860           3,036,957
Operating expenses:
General, selling and admin expenses                         499,684           375,057          1,901,238           1,307,445
Salaries and wages                                          397,744           312,252          1,149,884             978,869
Selling expenses                                             79,403                 0            163,895              55,022
Depreciation and amortization expense                       198,539           109,083            513,948             325,911

                Total operating expenses                  1,175,369           796,393          3,728,964           2,667,248

                Income from operations                      169,764            56,599            993,896             369,709
Other income (expense):
     Interest expense                                      (27,621)          (57,519)          (133,990)           (172,982)
     Interest income                                         11,072           151,800             72,218             455,400
     Other income                                            24,933             9,216            119,838              41,893

Total other income (expense)                                  8,384           103,497             58,067             324,311

Income before income taxes                                  178,148           160,096          1,051,963             694,020

Provision for income taxes
                                                                  -                 -                  -                   -

                Net income                         $        178,148  $        160,096  $       1,051,963         $   694,020

Basic and diluted earnings per common share
                                                   $                 $                 $            0.06    $           0.04
                                                               0.01              0.01

Weighted average shares - basic and diluted
                                                         16,670,803        15,970,803         16,259,038          15,970,803

See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                                          WWA GROUP, INC.
                                                                                     Consolidated Statements of Cash Flow

                                                                                   Nine months ended September 30,
                                                                               2006 unaudited           2005 unaudited
                                                                             -------------------- -- ---------------------
Cash flows from operating activities:
   Net income                                                                   $      1,051,963              $   694,017
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                                                    438,948                  325,912
        Loss on disposition of assets                                                     82,759                        0

        Loss on consolidated entity                                                      (5,735)                        0

        Gain on securities                                                               250,000                   18,208

          Value of options granted
                                                                                         146,637                        0
   Changes in operating Assets and Liabilities:
        Decrease (increase) in:
          Accounts receivable                                                              8,193                1,595,810
          Inventories                                                                (1,413,563)                (499,983)
          Prepaid expenses                                                             (189,539)                 (90,914)
          Other current assets                                                         (117,360)                 (63,715)
          Deposits on purchases                                                        (767,895)                    8,592
        Increase (decrease) in:
          Auction proceeds payable                                                       386,849                (470,055)
          Accounts payable                                                             (216,507)              (1,927,842)
          Accrued liabilities                                                            161,509                (547,648)
                                                                             -------------------- -- ---------------------

             Net cash provided by (used in) operating activities                       (183,741)                (957,618)
                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                (3,780,015)                (177,402)
   (Increase) decrease in note receivable                                              2,570,233                (504,147)

                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net cash (used in) investing activities                                 (1,209,782)                (681,549)
                                                                             -------------------- -- ---------------------
Cash flows from financing activities:
   Increase (Decrease) in line of credit                                             (1,769,903)                        0

   Proceeds from short-term notes payable                                                      0                2,108,675
   Payments on short-term notes                                                                0               (2,128,675)

   Payments of long-term debt                                                          (117,730)                 (60,998)
   Proceeds from issuance of common stock                                                350,000                        0

                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net cash (used in) financing activities                                 (1,537,633)                 (80,998)
                                                                             -------------------- -- ---------------------
                                                                             -------------------- -- ---------------------

             Net (decrease) in cash and cash equivalents                             (2,931,156)              (1,720,165)

Cash and cash equivalents at beginning of year                                         8,539,958                4,635,553
                                                                             -------------------- -- ---------------------

Cash and cash equivalents at end of period                                     $      5,608,802              $  2,915,388
                                                                             ==================== == =====================
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1 – Organization and Basis of Presentation

WWA Group, Inc., (WWA Group”), through a subsidiary, operates in Jebel Ali, Dubai, United Arab Emirates under a trade license from the Jebel Ali Free Zone Authority. WWA Group’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

WWA Group, Inc. includes the accounts of WWA Group, Inc., and its wholly owned subsidiaries World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and Crown Diamond Holding Company. (Note 7.)

On August 8, 2003, the WWA Group and WWA executed a stock exchange agreement, whereby WWA Group agreed to acquire 100% of the issued and outstanding shares of WWA, in exchange for 13,887,447 shares of WWA Group’s common stock. Because the owners of WWA became the principal shareholders of WWA Group through the merger, WWA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA.

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

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share — The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There are no common stock equivalents at September 30, 2006.

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

Revenue from shipping operations is originated from chartering of vessel MV Iron Butterfly on a long term charter at a daily rate agreed upon.

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by WWA Group. WWA Group recognizes the revenue from such sales when the sale has been invoiced, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

Stock Based Compensation – WWA Group has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2005 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. WWA Group issued no compensatory options to its employees during the quarter ended September 30, 2006.

In April 2006 the Company adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), considered by the board of directors in December 2005, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. The Company granted 700,000 options to purchase shares of common stock registered under the Plan at $0.50 a share for a term of twelve months to an independent consultant for services rendered. The options were exercised during the second quarter of 2006. The Company recorded an expense of $146,637 for the value of the options granted upon applying the Black-Scholes option valuation model. The Company received $350,000 from the exercise of the options on June 6, 2006. There are no unexercised options outstanding at September 30, 2006.

The Company used the Black-Scholes option price calculation to value its options granted during the second quarter of 2006, using the following assumptions: risk free rate of 4%, volatility of 67% and a 1 year term.

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

Newly Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2 – Summary of Significant Accounting Policies (continued)

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Note 3 – Notes Receivable

Notes receivable amounting to $ 980,670, as on September 30, 2006, remain due to WWA Group from its trading partners. Amounts in this category are a receivable to WWA Group from one of its regular consignors, from its Australia auction franchise and a U.A.E. based crushing company.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Note 7 – Acquisition of Crown Diamond

In July 2006, the Company acquired all of the shares of Crown Diamond Holding Company (CDHC) by exercising the option to convert its secured loan in to equity amounting to $ 3,000,000. Accordingly, CDHC has become a wholly owned subsidiary of the Company. The results of CDHC are consolidated in the financial statements in third quarter as at September 30, 2006. The primary asset of CDHC is a shipping vessel. The Company has recorded the shipping vessel on its books at its cost of $3,250,000. The Company assumed no liabilities in the transaction. The vessel is contracted on a long term charter up to December 31, 2009.

Note 8 – Sale of Investment in Unconsolidated Entity

During the third quarter WWA sold its investment of $250,000 in a 19% equity position of IAM Jakarta at a sale price of $265,000 and realized a gain of $15,000. However WWA will continue to provide necessary support required by IAM Jakarta to continue to hold auctions under the WWA name without any financial obligations on our part.

Note 9 – Deposit on Purchases

During the third quarter WWA paid $1,000,000 as a deposit against equipment to be sold in its auctions. WWA received the equipment subsequent to September 30, 2006 and recorded the deposit as cost of sales for the equipment sold during auctions held subsequent to the end of the quarter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

General

WWA Group’s business strategy is to continue to grow the number and size of auctions held during the year, to increase the cash flow generated from such auctions, and to expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as a means by which to increase net cash flow. During the current three month period WWA Group held one successful construction equipment auction in Dubai, and recorded private sales of owned equipment. Subsequent to September 30, 2006, WWA Group held a one night equipment auction.

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

In line with WWA Group’s growth model, in July 2006, WWA Group acquired Crown Diamond Holdings Ltd. by exercising an option to convert our $3,000,000 loan into 100% ownership of the company. Crown Diamond Ltd. owns the RO vessel MV Iron Butterfly which is engaged under an existing carriage charter for the next twelve months. In connection with the transaction WWA Group paid a commission of $250,000 to an individual for arranging the long term charter of the shipping vessel through December 31, 2009.

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

Results of Operations

During the period from January 1, 2006 through September 30, 2006, WWA Group was engaged in conducting un-reserved auctions for industrial equipment through our subsidiary, World Wide Auctioneers, Ltd., from our auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. The Company also held a one day equipment auction in Doha Qatar in June 2006. WWA Group expects that over the next twelve months we will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. To date, we have acted as a consultant to strategic partners in the auctions outside of Dubai but have not received any fees from such auctions.

For the three months ended September 30, 2006 and the nine months ended September 30, 2006, WWA Group increased net income as compared to the prior three and nine months ended September 30, 2005 due to increased auction revenue and additional revenue from shipping operations. WWA Group believes that in order to continue to increase profitability we must expand the number and the size of our auctions in future periods.

Three and nine months periods ended September 30, 2006 and 2005

Revenue

Revenue for the three months ended September 30, 2006 is $3,754,736 as compared to $3,846,421 for the three months ended September 30, 2005, a decrease of 2%. Revenue for the nine months ended September 30, 2006 increased to $13,224,211 from $11,620,563 for the nine months ended September 30, 2005, an increase of 14%. The increase in revenues over the nine month periods is mainly due to an increase in auction revenue and shipping revenue in 2006 that included a one day auction in Qatar. The one major auction conducted in the 3rd quarter of 2006 in Dubai was higher in terms of gross auction sales and revenue as compared to those auctions held in the 3rd quarter of 2005. WWA Group anticipates that auction events combined with increased shipping revenue will result in continued growth and keep us on track to increase gross revenues in 2006 over those in 2005. The increase in revenue reflects our efforts to expand our position in the international auction market.

Gross Profit

Gross margin percentages from auction commission revenue and shipping operations during the three months ended September 30, 2006 increased to approximately 67% while the gross margin percentage on the sales of equipment was decreased to approximately 1%. Due to decreases in direct auction and shipping expenses and an increase in shipping revenue, overall gross profit increased from $852,992 in the three months ended September 30, 2005 to $1,345,133 in the three months ended September 30, 2006. The gross margin from the sale of equipment historically has ranged from approximately 1% to 6%, whereas the gross margin from auction commission revenue has ranged from approximately 40% to 70%.

Expenses

Total operating expenses for the three months ended September 30, 2006 were $1,175,369 as compared to total operating expenses of $796,393 for the three month period ended September 30, 2005, an increase of 48%, due primarily to an increase of general, selling and administrative expenses, salaries, wages and depreciation. The total operating expenses for the nine months ended September 30, 2006 were $3,728,964 as compared to $2,667,248 for the nine months ended September 30, 2005, an increase of 40%, due primarily to increased general, selling and administrative expenses, salaries, wages and depreciation expenses.

Management has worked to control administrative expenses by maintaining constant staffing levels. Nonetheless, WWA Group expects that direct costs and selling, general and administrative expenses may rise with the number and size of anticipated auctions to be held over the next three months. However, revenue growth is expected to outpace increases in expenses. Depreciation and amortization expense expenses for the three months ended September 30, 2006 and September 30, 2005 were $198,539 and $109,083 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets Specifically, we intend to expand our physical facilities in 2007 by building a new modern auction yard and offices.

Net Income

Net income for the three months ended September 30, 2006 is $178,148 as compared to net income of $160,096 for the three months period ended September 2005, an increase of 11% due primarily to income from shipping operations. Net income for the nine months ended September 30, 2006 increased to $1,051,963 from $694,020 for the nine months ended September 30, 2005, an increase of 52%. WWA Group anticipates net income growth over the next twelve months, based on our current accelerated auction schedule. WWA Group held an auction in Dubai on October 11, 2006 which generated gross auction proceeds of $5.76 Million. The Company is holding an on-line auction in November 2006 and a major equipment auction in early December 2006. In addition, WWA Group plans to realize sales revenue from owned inventory acquired in a U.S. Military disposal joint venture. Historically the 4th quarter of the year has produced better financial results than the 3rd quarter for WWA Group. The quarter ending December 31, 2006 is expected to produce the better results.

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

Liquidity and Capital Resources

Cash flow used in operating activities was $183,741 for the nine months ended September 30, 2006 as compared to cash flow used in operating activities $957,618 for the nine months ended September 30, 2005. Negative cash flows from operating activities in the nine months ended September 30, 2006, are primarily attributable to a significant increase in inventory and accounts receivables. Anticipated increases in net revenues and decreases in accounts receivable are expected to produce an increase in cash flow from operations in future periods; however, there can be no assurance that revenues will increase or that increases in revenues will result in positive cash flow from operating activities.

Cash flows used in investing activities for the nine months ended September 30, 2006 were $1,209,782 as compared to cash flow used in investing activities of $681,549 for the nine months ended September 30, 2005. The cash flow for investing activities in the nine months ended September 30, 2006 was primarily due to acquisition of shipping vessel.

Cash flows used in financing activities were $1,537,633 for the nine months ended September 30, 2006 as compared to cash flow used in financing activities of $80,998 for the nine months ended September 30, 2005. The cash flows for financing activities in the nine months ended September 30, 2006 consisted primarily of repayment of working capital finance to banks of $1,769,903, repayment of long term debt of $117,730 less the proceeds from the exercise of options to purchase common stock $350,000.

WWA Group had a negative working capital of $385,054 as of September 30, 2006, compared to a working capital surplus of $1,180,170 as of December 31, 2005. Working capital is expected to increase in the three month period ended December 31, 2006.

On September 30, 2006 WWA Group had auction proceeds payable of $10,294,670 and accounts payable of $1,072,062. WWA Group had $5,608,802 in cash, and accounts receivable of $4,777,647 as at September 30, 2006. WWA Group believes that we have sufficient operational cash flow to meet our obligations. However, WWA Group may be required to obtain funding from alternative sources to accelerate the pay down of our auction proceeds to increase our customer retention. Sources for funding WWA Group’s working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group has funded our cash needs from inception through operations, increasing our payables, and a series of debt transactions. WWA Group can provide no assurance that we will be able to obtain additional financing, if needed, to meet our current obligations. If WWA Group is unable to increase our cash flows from operating activities or obtain additional financing, we may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

During the 3rd quarter WWA sold its investment of $250,000 in a 19% equity position in IAM Jakarta at a sale price of $265,000, realizing a gain of $15,000.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group adopted “The 2006 Benefit Plan of WWA Group, Inc.” on April 26, 2006. Under the benefit plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group’s common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. WWA Group granted 700,000 options pursuant to the benefit plan during the nine months ended September 30, 2006, which options have been exercised. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

WWA Group has no contractual commitment with any of our officers or directors.

WWA Group intends to expand physical facilities in middle of 2007 by building a new modern auction yard and offices in Dubai. WWA Group has no plans to increase the number of employees.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.           CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of November, 2006.

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