Form 10KSB
period 2006-12-31
WWA GROUP INC
filed 2007-03-30
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-26927

WWA GROUP, INC.
(Name of Small Business Issuer In Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (IRS Employer Identification Number)

2464 West 12th Street, Suite 2 Tempe, Arizona 85281
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

Yes                   No      X

The registrant's total revenues for the year ended December 31, 2006 were $17,622,383.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $7,170,600 based on the average closing bid and asked prices for the common stock on March 28, 2007.

On March 28, 2007 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 17,220,803.

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

Description of Business

WWA Group conducts virtually all of its business through its wholly owned subsidiary World Wide Auctioneers, Ltd., a British Virgin Island registered company with an operating branch in the Jebel Ali Free Zone, Dubai UAE (“WWA Dubai”).

We have been engaged in the trading and auctioning of transportation and industrial equipment since our incorporation in August of 2000. We operate our largest auctions at our primary facility in Dubai where 33 large un-reserved equipment auctions and 18 video and internet auctions have been held between March 2001 and December 2006. We also held one auction in Doha, Qatar in June of 2006. WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. We also sell light vehicles and other related items such as boats and motorcycles. We generate commission and service income from these auctions.

We also buy and sell equipment for our own account in private transactions, and at our own auctions. During 2006 we sold almost $9,700,000 worth of equipment owned by the Company, approximately 30% of which was bought and sold at our own auctions. We generate trading revenue and gross trading profit from the purchase and sale of this equipment.

The table below lists the major auctions in Dubai and Doha that generated nearly all of our 2006 commission and services revenue.

2006 Major Auction Statistics — Dubai and Doha

                                                         Gross Auction       Bidder      Total Lots
   Auction Centres              Auction Date                 Sales           Buyers         Sold        Consignors

Dubai, UAE             December 5, 6, & 7, 2006            17,269,025          216          1,282          138
Dubai, UAE             October 11, 2006                    5,761,700           104           258            84
Dubai, UAE             September 11 - 13, 2006             19,585,250          210          1,341          148
Doha, Qatar            June 28, 2006                       8,953,125           64            288            64
Dubai, UAE             June 17, 18, & 19, 2006             17,721,025          196          1,227           46
Dubai, UAE             April 22, 23, & 24, 2006            18,785,325          219          1,179           8
Dubai, UAE             February 21, 22, & 23, 2006         18,601,960          197          1,167           11
                                                       =================== ============ ============== =============
                                                       $ 106,677,410          1,206          6,742           499

We also held 5 video auctions and 4 on-line auctions during the year, where approximately $7 million worth of equipment was auctioned. Our commission and service income from these smaller auctions is generally less, as a percentage of gross auctions sales, as compared to the major physical auctions listed above.

All of our auctions are unreserved, meaning that there are no minimum or reserve prices; each and every item is sold to the highest bidder on the day of the auction. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results. Our unreserved auctions are focused primarily on the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auctions, meaning they auction a significant amount of equipment that they own. When an auction company becomes overly involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders.

In this document we refer to “gross auction sales.” Gross auction sales are defined as the total gross proceeds to the seller from final bid prices paid on all equipment and other items sold at any WWA Group auction, or the total proceeds from prices paid for any items at our competitors’ auctions. Gross auction sales are not presented in our consolidated financial statements. Gross revenue as a percentage of gross auction sales is a measure of WWA Group’s operating performance and we believe that gross auction sales provide the most meaningful comparative measure of its relative operating performance between periods, and our sales activity relative to the overall market.

WWA Group is focused on selling for the consignor rather than competing with owners and bidders. However, from time to time, we do purchase equipment and sell the equipment at our auctions or in private sales. Revenues from such sales are defined as gross proceeds. All costs of goods sold are accounted for under direct costs.

Sales of equipment owned by us accounted for approximately $2,700,000 or less than 3% of the total gross auction sales in 2006. We also sold approximately $7,000,000 worth of owned equipment in private sales outside of our auctions, these sales arising from market conditions outside of the Dubai auctions, and logistical problems associated with shipping certain owned equipment to the Dubai auction site.

WWA Group has generated approximately $500 million in gross auction sales of vehicles and equipment from Dubai and Doha since formation. Equipment auctioned was comprised of more than 30,000 items from 3,500 consignors that were sold to over 5,000 bidders. WWA Group controlled a market share of over 60% of all industrial equipment auction sales concluded in Dubai in 2006. In 2006 we auctioned approximately $106.7 million worth of equipment in 6 large auctions in Dubai, 1 large auction in Doha, and 9 on line / video auctions. The total of $114 million in gross auction proceeds generated by our Dubai sales force is slightly less than the approximately $117 million in gross auction proceeds generated in 2005. Despite the lack of growth in gross auction proceeds in 2006, we increased our commissions and services revenue by about 10% over 2005 by focusing our sales efforts on realizing higher commissions.

Revenues from commissions and services earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; and buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible. Revenues from commissions and services may be compared to gross auction sales as a measure of relative operating performance between periods. On occasion, WWA Group guarantees a certain net level of proceeds to a consignor. Revenue on guaranteed consignments comes from a percentage of the proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, we can incur a net loss on the sale. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held. WWA Group guaranteed no net proceeds to consignors for equipment sold in 2006 auctions.

Live on-line bidding is a significant component of WWA Group’s ability to involve bidders in locations remote from any given physical auction site in participating in the auction process. We conduct live on-line bidding using our own proprietary interactive software system, marketed as “WWA BidLive,” designed to enhance the best features of existing auction technology. This relatively new approach to auctioning equipment has opened up many more opportunities for us to sell equipment between our physical auctions, and equipment that has not yet arrived at a WWA Group facility. WWA Group has a proven seller and buyer base that continues to support our on-line only auctions. During 2006 we auctioned over $3,000,000 worth of equipment in four on-line auctions. On-line registrations and bidding increased, notably at auctions held by our Australian auction. However, on-line participation in our Dubai auctions remained relatively minor due to a lower than average rate of purchasing over the Internet in the Middle East. Nonetheless, we do expect our on-line bidding system to capture an increasing percentage of sales in the future and to provide a consistent revenue production stream for us.

WWA Group also managed unreserved auctions in Perth and Brisbane, Australia in 2006, under a management agreement with a locally registered auction company. We conduct the Australian auctions and license our name, customer database, and auction system software and hardware. Pursuant to our agreement, we are reimbursed for all hard costs incurred while assisting with the auctions, and are entitled to fees based on gross auction revenue at each auction. WWA Group has to date failed to realize any fees based on Australian gross auction revenue. However, we do anticipate generating fees from future Australian auctions. We also have a right of first refusal to acquire the entity with which we have the agreement. The franchise entity is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to this entity. Other management arrangements we had in 2005 with entities in Europe and China have been cancelled.

In 2006 we participated in auctions in Indonesia in cooperation with International Auction Multi-Machine (“IAM”), a separately owned and managed Indonesian-registered auction company, in which we held a minority (19%) shareholding which was sold in September 2006. IAM was not reliant on financial support from WWA Group, and WWA Group had no commitment or financial obligation to IAM. We assisted IAM with supervisory staff, advertising and operating systems on an informal basis, in order to protect and enhance the value of our investment in IAM.

WWA Group is considering other opportunities with foreign auction companies and intends to establish additional permanent sites of its own. We expect that our existing Australian management agreement will mature, and that new managed and permanent auction sites will come into operation over the next 24 months as WWA Group seeks to, expand the world wide reach of its auction business. However, there can be no assurance that future partners will be successful or that we will receive any fees from such relationships. We are further interested in expanding our operations through acquisition. During 2006 WWA Dubai acquired Crown Diamond Holdings, Ltd. (“Crown”) as a wholly owned subsidiary. Crown owns and charters a shipping vessel known as the M/V Iron Butterfly that is under contract with an independent third party. WWA Dubai also acquired a 32.5% minority interest in Power Track Projects FZE (“Power Track”). Power Track operates a limestone quarry in the United Arab Emirates.

Our permanent auction site and corporate headquarters is in Dubai and we are represented at our franchise location in Australia. We also have representative offices in Singapore and Hong Kong in addition to our business office in Tempe, Arizona.

DESCRIPTION OF INDUSTRIES

AUCTION SEGMENT

WWA Group operates in the auction segment of the global industrial equipment marketplace, selling virtually all types of earthmoving, construction, transport and marine equipment through unreserved public auctions.

We chose to enter into the auction segment of the industry for several reasons, including:

o the sheer size and fragmented nature of the industry,

o the relatively small penetration of the auction model in the industry outside of North America

o the attractiveness of the auction method,

o the resilience of the auction model in both upward and downward trending economic cycles,

o the projected growth in construction spending in the Middle East and several other regions outside of North America, and

o the dominance of the segment in certain regional markets by one company and the resulting stagnant segment growth in those markets.

Market Size and Growth — Industry analyst Frank Manfredi and Ritchie Brothers Auctioneers (NYSE “RBA”) estimated in 1999 that there was approximately $1 trillion of used industrial equipment in circulation worldwide, and that around $100 billion worth of that equipment changed ownership each year. Based on strong sales of new equipment in the last 6 years and increased demand for second hand machines, it can be suggested that the amount of used equipment in circulation is now far greater than the 1999 estimate.

The strength of the global equipment markets continues to exceed expectations. In early 2006 Charles Stamp, Chairman of the Association of Equipment Manufacturers, declared that “our economy has been robust, and equipment sales very strong, with 2004 and 2005 among the industry’s best in recent years. Business volume remains solid but our members collectively do not believe this level will be sustained”. Despite this prediction, major dealers of new and used equipment reported banner years in 2006. Industry giant Caterpillar posted a 17% increase in sales and revenues in the 3rd quarter or 2006, and predicted that 2006 sales overall would be up 13% over the already very strong figure for 2005. Komatsu reports that sales for the 9 months ending December 15, 2006 were up 15.5% over the same period in the preceding year. The strength was worldwide, with the Association of Equipment Manufacturers reporting that export sales in the first half of 2006 were up 10% over 2005 figures.

Traditional construction remained a strong driver of growth, but was supplemented by a continuing surge in the mining and energy businesses, a result of the record high prices for oil and metals that prevailed throughout the year and are expected to continue for at least the next two years. High prices and a general excess of demand over supply in metals and energy markets led producers of these commodities to ramp up production with unprecedented speed, producing shortages of some types of heavy equipment. Commodity producers also invested heavily in supporting infrastructure such as roads, ports, railways, and refineries, creating additional demand for equipment.

Strong global demand for equipment was supplemented by accelerated demand within the United States, with reconstruction efforts after hurricanes Katrina and Rita providing an unexpected lift to United States equipment sales. A relatively slack period in US residential construction appeared to have little measurable impact on equipment markets.

The strong market for new equipment that prevailed in 2006 was matched by demand for second-hand equipment. While no reliable statistics are available for this highly fragmented marketplace, dealers in second hand heavy equipment around the world reported strong demand and strong prices. Auction giant Ritchie Brothers Auctioneers, which due to its global exposure makes a reasonable proxy for the overall second-hand equipment market, posted record-breaking results and saw a 30% increase in gross auction sales over 2005.

Equipment analysts are confident that demand will accelerate in 2006. The authoritative Outlook Survey of the Association of Equipment Manufacturers projects that worldwide sales of new equipment in 2006 will be 6.4% above the already very strong 2005 figures. George Russell, V.P. of CASE CE, with responsibility for Europe, Africa and the Middle East also predicts steady growth, with special emphasis on emerging markets: “Throughout Europe, the CIS, Africa and the Middle East there is reason to be optimistic on the opportunities for growth in the construction industry.  The worldwide demand for heavy construction equipment is forecast to grow to US$106 billion by 2009. A substantial percentage of that demand will be in these regions. This area currently accounts for an estimated 38% of all construction equipment units sold.” The Freedonia Group, a Cleveland-based industrial market research firm, projects that worldwide demand for heavy construction equipment will rise by an average of 5.4% annually through 2009.

Penetration of Auction Segment — Despite the huge size and sustainable growth of the used equipment market, only a fraction of that equipment is sold through auctions, the majority being sold directly by the owner or through dealers and brokers. RBA is by far the largest equipment auction company in the world. RBA’s gross auction sales for the year ended December 31, 2006 were a record $2.72 billion, a 30 % increase over last year. RBA claims to sell more at auction than their 25 largest competitors combined. In North America, RBA and others estimate that 20 % of all used equipment changing hands is traded at auction. Analysis of data available suggest that of the $80 to $100 billion of equipment changing hands outside of North America each year, only about 1% is at auction. WWA expects this percentage to increase, and eventually to match the 20% penetration rate realized in the more mature US and Canadian markets.

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

SHIP CHARTERING SEGMENT

On June 30, 2006, WWA Dubai, a wholly owned subsidiary of WWA Group, entered into an agreement to acquire all the shares and business of Crown Diamond Holdings, Ltd for $3,250,000, thereby effectively acquiring a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll on / roll off ship with heavy lift cranes and a shallow draft, making it an ideal vessel for shipping the heavy construction equipment in the Gulf that WWA Group specializes in trading. The vessel is chartered through the end of 2009 to a freight forwarding company that handles shipping for WWA Group and WWA Group customers. The vessel charter generates gross revenue of approximately $1,800,000 per annum, and net profit of approximately $900,000 per annum to WWA Group. The vessel is chartered on the Dubai/Karachi/Mumbai route, which is heavily used by WWA Dubai’s customers, offers strong shipping demand over generally calm waters that reduce maintenance requirements and extend the effective life of the vessel.

The cargo shipping business has been on a rapid growth trend since 2002, driven by a dramatic upswing in world trade (80% of world trade moves by sea), the general global environment of economic growth, and the emergence of India and China as major importers of raw materials and exporters of finished goods. This rapid surge in demand caught many shippers unprepared: a relatively small number of new vessels had been completed during the previous decade, and the combination of low shipping rates and extremely high prices for scrap metal that prevailed from 1999 to 2002 led to a trend of scrapping usable ships purely for their metal content. The resulting general shortage of shipping capacity pushed cargo rates up for 5 consecutive years.

Shipping analysts now project that the rapid introduction of new shipping capacity will lead to an overall 5% decline in cargo rates in 2007. Shippers responded to the accelerating environment of capacity shortage that prevailed from 2002 through 2006 by placing an unprecedented number of orders for new vessels. Shipbuilding is time consuming and expensive, and it is only in 2007 that the impact of this construction surge will be felt. As of March 2006 ships carrying goods to the East Coast of the United States through the Panama Canal from Asia were full and space on vessels moving to the West Coast are at about 95% capacity, said the Transpacific Stabilization Agreement, an industry research group funded by major shipping lines. However, Oslo shipbroker R.S. Platou estimated last June that the global container fleet was set to expand by 13% in 2006, outpacing growth in global trade. This is borne out by statistics for the year ending October 31 that show the global container fleet’s carrying capacity has grown 12% to 7.94 million TEUs. 2007 will see further expansion, with a large number of new ships set to enter service.

While the introduction of new capacity will depress average rates worldwide, the impact will vary widely among market niches. Virtually all of the new capacity being introduced consists of huge tankers and container ships ordered by major shipping lines and destined for use on major transatlantic and transpacific routes, which are expected to show significant surplus capacity and declining rates. Since these routes account for a large percentage of global shipping activity, they have a disproportionate impact on average rates. However, in other markets, particularly the extremely busy intra-regional routes in Southeast Asia and the Indian Ocean/Arabian Gulf markets, capacity remains extremely tight, with very few new vessels suitable for regional trade entering service. The trend of scrapping vessels for metal content had a very strong impact in these markets, as has the difficulty in acquiring and operating older vessels. It is difficult to obtain financing for any vessel that is more than 17 years old, even though a 20 year old vessel that is properly maintained has at least 20 years remaining to generate maximum revenue. New operating and security standards for shipping classes imposed in the last 3 years has also resulted in many small operators falling out of compliance.

The result has been a dramatic rise in shipping rates in the Gulf Region, the Indian Ocean and the Red Sea from 2002 levels. Rates have generally been stable in the last nine months, but vessels are generally full at very profitable levels. There is no sign of any slowdown in trade in the area, or of any material increase in shipping line capacity expected in the next several years. This market environment has created a strong regional demand for smaller vessels that can handle diverse cargos on underserved routes, which often utilize port facilities that are incapable of handling the extremely large ships now dominating shipyard output. There is a shortage of shipping vessels in this category, particularly car carriers and smaller general cargo vessels with RO / RO and heavy lift capabilities. The Arabian Gulf and Indian Ocean is ideal for this type of small vessel, and freight rates are very strong in this market while larger vessels are focusing more on serving the mainstream routes. The M/V Iron Butterfly is ideally suited to exploit this opportunity, and the existing charter offers WWA Group sustained assured revenue and an important value-added service for customers.

STONE QUARRY SEGMENT

Through our 32.5% owned, unconsolidated subsidiary, Power Track Projects, FZE, WWA Group operates a lime stone quarry in the United Arab Emirates. Power Track is the manager of a contract to move over 25 million tons of limestone by December 2010 for the Government of Ras Al Kaimah, and is actively selling the processed aggregate, quarry run and armour stone.

The huge volume of industrial, infrastructure, reclamation and other construction work currently underway in the Arabian Gulf region has generated huge demand for basic construction materials. Shortages have been frequent, especially of steel and cement, and have required large-scale importation and large investments in local production capacity. As expected during a construction boom, regional demand for quarry products has been extremely high and is expanding fast. Crushed-rock aggregate is a necessary component of concrete and asphalt and a basic material for underlayers and beds for roads, runways, and other projects. No official projections of demand for aggregate exist, but studies performed by Power Track based on projections of cement demand and asphalt-using projects currently underway indicate that regional demand for aggregate will expand from approximately 203 million tons/year in 2006 to over 324 million tons in 2010. Meeting this demand will require substantial investment in modern, large-scale, reliable production of high-quality aggregate, along with investment in transportation equipment and infrastructure. Interviews with ground-level industries support this conclusion. Executives at Abu Dhabi Ready-Mix, a major supplier of concrete to that Emirate’s major construction projects, report that Power Track is expanding capacity to support a projected 600% increase in demand for its products by the end of 2008. This increase stems in part from the preference shown by major contractors for large suppliers of established reliability, but it also indicates that demand for concrete – and therefore for cement and aggregate – is likely to substantially surpass expectations.

Armour and Marine rock in the 1 — 10,000kg range has traditionally been a by-product of aggregate quarry operations, with rock too large to be fed into crushers set aside for use in the construction of quays, breakwaters, and other marine facing requirements. Little effort has been made to track supply and demand requirements for what has generally been a relatively minor commodity.

The pattern of construction within the Gulf States has transformed bulk rock from a by-product to a commodity in extremely high demand. Dubai has set the trend, focusing on huge offshore reclamation and coastal development projects aimed at extending the emirate’s limited endowment of high-value waterfront real estate. The same pattern has been replicated elsewhere, most notably in Abu Dhabi, Qatar, and Bahrain, all of which are engaged in reclamation on a massive scale. The largest dredging and reclamation companies in the world, including Belgium’s Boskalis (Doha International Airport, Ras Laffan Port, Shaikh Khalifa Bin Salman Causeway) and Dredging International (Al Raha beach, Pearl Qatar) and the Netherlands’s Van Oord (Palm Deira, North Bahrain New Town, Dubai Maritime City) and Jan de Nul (Jebel Ali Port Phase 2, Palm Jebel Ali) have moved huge quantities of dredging equipment to the region and are working at full capacity to meet demand for reclamation services. These projects, which involve creating new land masses on the largest scale ever attempted, involve huge quantities of bulk rock. The Palm Jumeirah, the first and smallest of the Palm man-made islands, required 7 million tons of rock armour. The Palm Jebel Ali, the second Palm project, has absorbed 15 million tons of rock armour to date, and as of October 2006 is consuming 30,000 tons of rock daily. The World, another Dubai reclamation project, is expected to top 30 million tons of rock, with reclamation continuing until 2008.

The requirements of these projects are dwarfed by those of projects that are in early construction or are expected to begin construction by the end of 2006. The Dubai Waterfront, the most extensive reclamation project in history, is expected to involve the movement of 1 billion tons of rock, according to Sultan bin Sulayim, the chairman of Nakheel, the company developing the project. The Palm Deira, the largest of the Palm Islands, will require 70 million tons, Abu Dhabi’s Al Raha beach development, which will reclaim 500 hectares of land behind 30km of marine walls, will require tens of millions of tons.

The surge in port development in the region, particularly the New Doha and Ras Laffan ports in Qatar and the Jebel Ali port expansion and Dubai Maritime City/Port Rashid complex in Dubai, are another major source of demand for bulk rock. Ports and other coastal projects require extensive breakwaters and quay walls, which are constructed almost entirely of bulk rock. A typical breakwater project will require over 650,000 tons of rock per kilometre of breakwater. It is no surprise, then, that port developments are major consumers of bulk rock. Qatar’s Ras Laffan LNG port is expected to consume 17 million tons of rock. Phase 3 alone of the Jebel Ali Port Expansion is expected to use 2.5 million cubic meters, or roughly 6.75 million tons. Qatar’s New Doha Port, which will be built on 500 hectares of entirely reclaimed land off the New Doha International Airport site, will require extensive breakwater construction and tens of millions of tons of rock, as will the major port and industrial zone development at Taweelah, between Abu Dhabi and Dubai.

The network of man-made islands and reclamation projects will be linked by extensive causeways, another major consumer of rock. A 40km causeway linking Bahrain and Qatar was granted final approval in August 2006, and a much longer plan to link the UAE with Qatar, potentially the world’s longest bridge, is awaiting final approval pending resolution of territorial issues with Saudi Arabia. These projects will require tens of millions of tons of rock armour.

It is projected that over two billion tons of bulk rock will be required to meet demand by the developers of the numerous islands, waterfront resorts and residential communities, ports, oil and gas terminals, causeways, bridges and other breakwaters over the next 10-15 years. Current demand, at roughly 60 million tons per year, is expected to increase rapidly through 2008, and then spike abruptly from 2008 to 2015, when Dubai Waterfront, Palm Deira, Al Raha, and other major consumers reach their peak consumption period. During this time, if these projects consume rock at anything like the rate established by smaller versions now under construction, total annual demand could easily exceed 250 million tons/year.

While demand for crushed-rock aggregate, armour rock, and other quarry products has escalated and seems set for a further escalation, production and transport capacity remains fragmented and dominated by small-scale producers with limited reliability and quality control. Due to constraints imposed by geology, quarrying of rock to serve the UAE, Qatar, Kuwait, and Bahrain is effectively limited to the Al Hajar al Gharbi Mountain range in the UAE (Emirates of Ras al Kaimah and Fujeirah) and Oman, which supplies the needs of this entire surging construction industry. Because of the high bulk and low value per ton of quarry products, importation from outside the immediate region is not practical. Of these supplies, most are sourced from Ras al Khaimah (RAK), which enjoys substantial location and transport advantages: quarry products enjoy relatively short transport to ports, where barges transport them to their ultimate destinations. Some quarry material produced in the Emirate of Fujeirah is also shipped through RAK ports.

A small number of top and medium-tier producers, notably Stevin Rock and Ras al Khaimah rock, yield around 83 million tons/year of combined aggregate and rock, with normal industry ratios suggesting that around 60 to 65 million tons of this is aggregate and the balance rock. The remaining local production comes from approximately 140 small operations, mainly scattered along the northern slopes of the Al Hajar al Gharbi mountains in Ras al Khaimah and Fujeirah. Interviews with numerous quarry managers and knowledgeable industry sources suggests that these small operators produce an average of slightly over 1 million tons/year of aggregates and around 200,000 tons of rock each.

These figures suggest that all quarries in the UAE and major operators in Oman produce approximately 213 million tons of aggregate and 50 million tons or rock annually, with an estimated additional 13 million tons of aggregate and 20 million tons of rock imported from smaller operators in Oman.

These figures indicate that current supply is barely sufficient to meet the 2006 estimated demand of 203 million tons of aggregate and 60 million tons of rock. Field observation confirms that this is indeed the case. Armour rock in particular has become a seller’s market, with major consumers openly soliciting new relationships with producers and attempting to recruit new suppliers. Aggregate consumers, notably major ready-mix concrete suppliers, report having to resort to rounding up supplies of aggregate from numerous far-flung producers, while interviews with quarry operators yield a consensus that quarries can now sell every bit of aggregate that they can produce.

Current conditions indicate that increased demand to date has been met primarily by the uncoordinated addition of large numbers of small rock-crushing plants and by running existing crusher facilities to maximum capacity. Between 2003 and 2006 the total number of crushers operating in the UAE has grown from under 50 to approximately 140, adding capacity of around 90 million tons/year of aggregate and 22 million tons of rock. While there has been some capacity expansion in major quarries, few new large quarries have been developed, and those are nowhere near sufficient to keep up with the rate of increase in demand. The overwhelming majority of new supply has come from the addition of new small-scale crushing operations.

Demand for rock and aggregate likely to increase at a 25% compound annual growth rate. Demand for aggregate by 2010 is expected to be up to 125 million tons above today’s demand level; demand for rock could quadruple as major reclamation projects like the billion-ton Dubai Waterfront hit full stride. Increases of this level cannot be met simply by adding new small quarry operations.

A supply matrix dominated by small operators poses significant problems for the giant construction and reclamation contractors working on the region’s major projects. Project managers have to source material from hundreds of suppliers. Small operators are likely to use older machinery and to pay less attention to maintenance, resulting in frequent down time and inability to reliably meet supply commitments. Quality control is often weak, leading to rejection of shipments, which must then be replaced by shipments from other suppliers. As small producers multiply, the environmental and infrastructure issues inherent in quarrying are exacerbated. Many areas, especially Ras al Khaimah, are also trying to establish themselves as tourism and business destinations in their own right, plans that require them to maintain environmental standards. Small quarries that fail to meet these standards are likely to face suspension of their permission to operate or even closure, further exacerbating supply constraints. In this type of market, operators capable of reliably providing significant supplies of quarry materials that consistently meet or exceed quality standards will be preferred suppliers in this rapidly growing market, and will enjoy substantial pricing leverage and opportunities for long-term supply relationships with major contractors.

WWA Group believes that this situation creates a market opportunity that Power is ideally positioned to exploit. By far the largest capital cost in establishing a quarry is the acquisition of heavy equipment and quarry plant. We are ideally positioned to acquire equipment at preferential cost and to dispose of equipment on advantageous terms if it is deemed desirable to close the venture, with the latter factor significantly mitigating the normal business risks. Our extensive network of contacts in the regional construction business has facilitated product marketing and made it easier to attract the qualified staff needed to maintain quality standards. We are actively exploring further investments in this sector, as our quarry venture is expected to produce profit by the end of 2007 and to generate net revenue in future years.

The Middle East Construction Market

The U.K.‘s New Civil Engineer magazine has described the construction markets of the Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, and Oman, collectively the “GCC”) as “the largest and fastest growing single opportunity for the world’s project industry in 2006.” This unprecedented regional construction boom is fueled by sustained high energy prices: oil and gas export receipts for the GCC rose 40%, to $291 billion, in 2005, and reached a record $330 billion in 2006. In mid 2006 the Institute for International Finance, a global association of financial institutions with more than 355 member institutions operating across the world, forecast GCC 2006 nominal GDP growth of almost 19%, which will lift the combined GDP of the GCC economies to around $725 billion, far beyond the average of about $300 billion achieved from 2000-2002. This follows a cumulative expansion in nominal GDP of 74% over the last three years. For the GCC as a whole, GDP per capita has risen over the last three years to over $17,000 from below $11,000. A moderation in growth to 9.4% is projected for 2007. Given current high oil prices, the IIF estimated that the GCC’s current account surplus reached nearly $230 billion in 2006 and will exceed $220 billion in 2007, following surpluses of $167 billion in 2005 and $90 billion in 2004.

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
                ---------------------- -------------------- -------------------- ---------------- ------------------- ----------------

Source: US Energy Information Administration (EIA).

The prevailing environment of high energy prices is expected to prevail for a number of years, and many analysts believe that the $50-60 range may become the new standard oil price benchmark. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high income for the OPEC nations in general and the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges. While 2007 will not see the percentage growth in oil prices, oil revenues, or GDP that was displayed in 2005 and 2006, no declines are anticipated and these indicators will almost certainly continue at historically very high levels. The Middle East/North Africa Financial Network (MENA) projects that:

“After growing at an average of around 8.5 percent in 2003, 5.9 percent in 2004, 6.8 percent in 2005, and an estimated 6 percent in 2006, real GDP growth for the region is forecast to grow at a healthy 5.0 percent in 2007. The UAE is believed to have recorded the highest real GDP growth in 2006 of 10.2 percent, followed by Qatar 7.5 percent, Kuwait 6.5 percent, Saudi Arabia 6.2 percent, Bahrain 6 percent and Oman 5 percent. We expect Qatar to lead the pack in terms of real GDP growth in 2007 rising by 8.6 percent as the country boosts its natural gas production by 42 percent on top of the 8.9 percent increase of 2006. UAE will follow with real GDP growth of 7.2 percent, Oman 5.9 percent, Bahrain 5 percent, Saudi Arabia 4.2 percent, and Kuwait 4.1 percent. The lower growth rates projected for 2007 compared to 2006 is mainly due to the slight decline in crude oil production expected this year.”

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

The Emirate of Dubai, boasting a 16% economic growth rate despite minimal oil reserves, has led the UAE construction boom for years. Major projects now under construction in Dubai include:

o the $8 billion Burj Dubai, planned to be the world’s tallest building;

o the $4.2 billion expansion of the Dubai International Airport;

o the $1.6 billion Dubai Festival City;

o the $10 billion Dubai Marina

o the $1.4 billion Jumeirah Islands development;

o the $3.4 billion Dubai Light Rail System;

o the $5 billion Dubailand theme park;

o the $3.4 billion Dubai Mountain City;

o the $2.7 billion Dubai International Chess City;

o the $8.17 billion Jebel Ali Airport City;

o the $10 billion Dubai Waterfront, the most ambitious reclamation effort ever undertaken;

o the $1 billion Dubai Maritime City;

o the $1.8 billion Golf City;

o the $3.8 billion Legends theme park;

o the $27 billion Bawadi Hospitality Project;

o the Dubai Business Bay, with $54 billion in committed investment;

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

The oil-rich emirate of Abu Dhabi has seen its income soar in the last two years, and is investing in a series of projects that rivals those of Dubai. Abu Dhabi Chamber of Commerce and Industry Chairman Salah Salem bin Omair Al Shamsi reported on June 14, 2006 that the Emirate planned to spend $163.4 billion in the next 5 years, of which $87 billion will go to the construction sector, $32.7 billion will be spent on development and expansion of the tourism sector, $9.5 billion will be devoted to new power and water projects and $21.8 billion will be poured into expanding the oil and gas sector. By February of 2007, projections for Abu Dhabi’s project market had expanded considerably: on Feb. 13 the Gulf News reported that “the total value of announced and on-going projects in Abu Dhabi has inched close to Dh1 trillion, currently at Dh991 billion ($270 billion)". This figure is over $100 billion above the estimate issued only six months earlier, a demonstration of how fast plans can emerge when the resources to sustain them are available.

Abu Dhabi’s leading works in progress include:

o the $6 billion Taweelah aluminum smelter:

o the $2.7 Abu Dhabi Exhibition Complex;

o the $8 billion Najmat Abu Dhabi project;

o the $27.2 billion Saadiyat Island development;

o the $9.5 billion Al Reem island development;

o the $6.8 billion Shams Abu Dhabi mixed-use development

o the $6.7 billion Abu Dhabi Airport expansion;

o the $4 billion Fujairah oil refinery;

o the $2.2 billion Taweelah port development;

o the $9.5 billion Emirates Pearl mixed-use development; and

o the Al-Raha Beach Development, a $14.5 billion new city for 120,000 people, envisioned as the new gateway to the emirate.

The UAE’s smaller Emirates have jumped in with large projects of their own, including Ras al Khaimah’s $5.5 billion Sanctuary Gardens and $2.7 billion Mina al Arab, Um al Quwain’s $2.72 billion White Islands and $3.3 billion Um al Quwain Marina, and Sharjah’s $5 billion Nujoom Islands project.

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

Qatar has embarked on a massive construction spree, with $57 billion in oil and gas projects and $23 billion in other construction. Qatar has budgeted US$15 billion dollar for tourism and hotel projects, US $1.6 billion dollars for water and electricity projects and US $7 billion for the modernization of Qatar’s infrastructure. Projects now underway include:

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

o the $7 billion Dolphin natural gas development project;

Leading oil producer Saudi Arabia, with $194 billion in oil revenues in 2006, is another leading construction market. Spending allocated for new development projects will nearly double in 2007, with emphasis on programs for educational facilities, hospitals, and the ambitious new economic cities, notably the $26.6 billion King Abdullah Economic City, a state-of-the art residential and industrial complex . $26 billion has been allocated for education and manpower development including building 2,000 new schools and universities for Tabuk, Najran, Al Baha, and Riyadh. Nearly 400 primary health care centers and 13 new hospitals are planned in addition to more than 60 other hospitals in various stages of development. These are aimed to provide almost 10,000 new beds for the health service. 8,000 kilometers of new highway are planned in addition to 16,000 kilometers already under construction, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years with many more planned.

Our early decision to focus on Dubai and the Middle East, made before the current boom began, has left us in an ideal position to benefit from this sustained acceleration in regional business. In 2004 we outsold global auction giant Ritchie Brothers Auctioneers to become the leading player in the regional industrial auction market, a lead that was continued in 2005 and 2006. We intend to research the opening of new auction sites in Abu Dhabi, Bahrain, and the Emirate of Ras Al Khaimah in the next 18 months. Each of these sites has the potential to yield auction turnovers, revenues, and earnings equal to those we are now gaining from our Dubai auctions.

We also intend to continue to apply our huge database and intimate knowledge of regional buyers, sellers, users, traders, prices, sources, trends and industry needs to our entry into other businesses in the region. The provision of needed supplies and services, including machinery and equipment, shipping, materials, labor, and expertise to the main contractors who control the most important projects in the GCC region – is among the fastest-growing businesses in this booming region.

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

Australia is a major beneficiary of the global commodities that began in 2005 and continued through 2006. Australia is the world’s leading exporter of coal, bauxite and iron ore and the fifth leading exporter of liquefied natural gas. Prices for all of these commodities remain at sustained historic highs, giving companies both the incentive and the cash to rapidly expand production and improve infrastructure. The OECD’s Economic Survey of Australia reports that “Currently, one of the main driving forces of economic activity is the global boom in mining commodities in which Australia is a major exporter. The terms of trade are currently around a 32-year high and business investment, especially in mining and associated infrastructure, is growing at double digit rates.”

Australia has also shown one of the highest economic growth rates in the industrialized world in recent years, leading government to make substantial investments in infrastructure development, particularly in highways and railways, and generating substantial increases in private sector construction spending.

The US Commercial Service predicts that:

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

The Gulf Region used equipment auction market has two only significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA is a Canadian based company reporting over US$2.7 billion in gross auction sales from 177 auctions in 13 countries. RBA is the world’s largest un-reserved equipment auctioneer, and holds a dominant position in certain geographic locations.

WWA Group entered the Dubai market as a direct competitor to RBA in 2001, and auctioned approximately $25 million worth of equipment, as compared to RBA reports at the time of about $45 million being sold at its three Dubai auctions in 2001. In 2002 WWA Group auctioned approximately $49 million worth of equipment, as compared to RBA reports at the time of approximately $70 million in gross auction sales in Dubai. In 2003 WWA Group auctioned approximately $89 million of equipment, as compared to RBA reports at the time of approximately $105 million in gross auction sales in Dubai. In 2004, WWA Group auctioned $99 million worth of equipment, as compared to RBA reports of approximately $79 million for the year. In 2005, WWA Group auctioned about $117 million worth of equipment in Dubai, including on line sales from our Dubai facility. According to RBA figures approximately $60 million worth of equipment was sold from their Dubai facility in 2005. We have gradually increased our market share in Dubai by offering more attractive pricing and better service than RBA. In late 2006 RBA increased their sales efforts and reduced commissions to its consignors, but still sold only about $60 Million at their Dubai auctions. The gross auction sales data indicates that we held an approximate 65% market share in 2005 and 2006.

More importantly, the combined gross sales by equipment auctioneers in Dubai grew from US$33 million in 2000, prior to WWA Group’s entry, to nearly US$200 million in 2006. This suggests that the equipment auction market share has substantial room to grow internationally with the advent of competition in certain underserved markets.

The entry of the Al Ain Municipality (part of the Emirate of Abu Dhabi – 100 kilometers from WWA Group’s Jebel Ali Site) into the equipment auction arena in 2004 is also an indicator of the growth potential of the auction business in a large market. The Municipality previously sold excess inventory in private sales, but turned to the auction method after researching WWA Group and RBA processes and virtually copying them. Five successful auctions have been held by the Municipality in 2004 and 2005, with estimated gross auctions sales of $20 million in 2005 and about $15 million in 2006. The municipality has sold most of the surplus equipment they originally allocated for sale in 2004. These auctions do not accept consignments so they are not in direct competition with WWA Group. Rather than drawing buyers away from WWA Group auctions, these auctions in Al Ain have resulted in increased awareness of the auction model in the region, and have actually drawn additional equipment buyers to the U.A.E. from the region.

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

We can offer no assurance that we will continue to be successful in competing with existing and emerging equipment auction businesses in the Gulf region. However, we believe that we have certain distinctive competitive advantages over all or many of our competitors that have enabled us to attract an increasing number of consignors and bidders to our auctions, and an increasing market share. We base this belief on our realization of significant growth in the relatively short term since our inception.

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

WWA Group’s primary competitor in Dubai reports that it “underwrites” (guarantees or purchases) approximately 25% of the equipment sold in its auctions around the world, as opposed to WWA Group’s total underwriting at auctions in 2006 of approximately $2,700,000, or less than 3% of gross auction sales.

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

o Wireless electronic bidding buttons that bidders can use if they prefer to keep their buying strategy discreet from the other attending public bidders, with high bidder number appearing on the plasma TV screen; and

o Video auctions of late arriving imported equipment after each physical auction, and on-line only auctions for equipment arriving between physical auctions

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers. Several features we introduced at our Dubai auctions have been copied by RBA in Dubai.

Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to WWA Group’s operating efficiency and reduced errors. We have a less restrictive policy than our competitors regarding new technology and procedures, and our executive officers play a major role in operations, therefore allowing us to test and implement new ideas very quickly.

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

While focusing on developing our stated competitive advantages, we are also in the process of moving to a larger permanent site in the Jebel Ali Free Zone, where we will be able to build a state-of-the-art auction arena and workshop facility. The small size of our yard and restrictions on constructing any facilities there has strained our competitiveness and growth over the past 2 years. We also plan to increase the number of locations in the Gulf region at which we conduct auctions. WWA Group has experience in conducting auctions in other countries, and has decided to focus on the booming Gulf region for expansion. We are already the largest construction equipment auction company in the region, and we plan to solidify our position by expansion into other underserved markets using our existing economies of scale in Dubai.

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

Employees

WWA Group currently has 39 full time employees. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

WWA Group Competes With a Much Larger and Better-Financed Corporation.

We compete with numerous auction companies throughout the world, but the Gulf Region is our primary market. The used equipment auction market in the Gulf Region has two only significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $2.7 billion dollars in gross auction sales from 90 locations throughout in North America and in 18 other countries and holds a dominant position in certain geographic locations. While we have gradually increased our market share in Dubai, which share has surpassed that of RBA in Dubai since 2004, RBA is still much larger and much better-financed than us. Should RBA focus more closely on the Gulf Region market, and on Dubai in particular, it would be difficult for us to adequately compete with them based on their advantageous financial position.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our offices at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281. The office space is comprised of 2,500 square feet for which WWA Group pays $1,600 on a monthly basis. The office lease is due to expire in June 2007. We also maintain a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 15 acre lot for which we pay $510,000 on a yearly basis. The site lease is due to expire on December 31, 2007. We have been granted a new 10-year lease agreement for a 23-acre property in the Jebel Ali Free Zone by the Jebel Ali Free Zone Authority, at a slightly lower unit rate. However, the contract has not been signed by either party due to the uncertainty of the handover date.

ITEM 3. LEGAL PROCEEDINGS

WWA Group is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

WWA Group’s common stock is traded on Over the Counter Bulletin Board under the symbol “WWAG”. The table below sets forth the high and low prices for WWA Group’s common stock for each quarter of 2006 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2006	December 31	$0.99	$0.60
	September 30	$0.85	$0.55
	June 30	$1.20	$0.50
	March 31	$0.93	$0.40
2005	December 31	$0.60	$0.31
	September 30	$1.00	$0.47
	June 30	$1.10	$0.65
	March 31	$1.01	$0.71

Record Holders

As of March 28, 2007, there were approximately eight hundred and eighty (880) shareholders of record holding a total of 17,220,803 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Discussion and Analysis

WWA Group’s business strategy is to continue to grow its net cash flow from operations and to use this net cash flow to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow. Our new auction site in Jebel Ali will be larger and capable of holding more equipment than our current site, eliminating the current restraint on growth. Nonetheless, our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions and video auctions. We also plan to expand the high margin buyer and seller services, such as shipping and transport. Our ownership of a shipping company and control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet shipping needs.

Our financial condition and results of operations depends primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

Results of Operations

During the year from January 1, 2006 through December 31, 2006, we have been engaged in the holding of un-reserved auctions for industrial equipment from our auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. We expect that over the next twelve months we will continue to hold industrial equipment auctions at established sites, and we anticipate the opening of new auction locations.

For the fiscal years ended December 31, 2006 and 2005, WWA Group realized a net profit from operations as a result of increased commission revenue and trading profit as compared to the prior year. WWA Group also incurred an increase in general and administrative expenses over the comparative periods.

Years ended December 31, 2006 and 2005

Gross Revenue

Revenue for the year ended December 31, 2006 increased to $17,622,384 from $16,312,971 for the comparable period ended December 31, 2005, an increase of 8%. The increase in revenue was primarily the result of the acquisition and chartering of a cargo vessel. Revenues from the sale of owned equipment at auction in private sales fell from $9,900,031 in 2005 to $9,683,146 in 2006. This decline was offset by an increase in commission and service revenue from $6,412,940 in 2005 to $7,019,237 in 2006 and by ship chartering revenue of $920,000. In 2006 six major auctions were held, including one in Doha Qatar, compared to five in 2005. Additionally, one night auction was held in 2006 and 2005. Also 9 video and on-line auctions were held in 2006. In 2007, six major equipment auctions are scheduled and at least four smaller transport and or on-line auctions are planned. Three major auctions and one on-line auction are already committed to for the 1st half of 2007. We expect continued growth in the marketplace and increased gross auction revenue in 2007 over 2006.

Our revenue form the ship charter business is fixed for 2007 at $1,800,000 per annum. However, we also plan to increase revenue and profit from our shipping subsidiary by generating commission from the charter party on cargoes introduced by us, in addition to the fixed charter revenue.

Gross Profit

Gross profit increased to $5,519,858 in 2006 from $4,272,735 in 2005, an increase of $1,247,123 or 29% due to ship charter revenues for which we have no costs of sales or direct costs of operations.

Gross profit on revenues from commissions and services increased to $4,292,066 in 2006 from $3,804,438 in 2005. As a percentage of revenues from commissions and services, gross profit increased to 61.1% in 2006 from 59.3% in 2005. This increase is mainly the result of negotiating better commission rates from our consignors. WWA Group expects direct costs to continue to rise with the number and size of auctions held in the future and we expect gross profit from commissions and services to remain high.

Gross profit on revenues from sales of equipment decreased from $468,297 in 2005 to $307,792 in 2006. This decline is a direct result of the decrease in gross volume of trading of owned equipment at auctions and in private sales. As noted, we do not seek to be a significant seller in the auctions we conduct. We purchase equipment for sale in order to assist customers, in order to resolve certain shipping difficulties, and if we perceive the purchase to be a good value for the cost. WWA Group believes that the amount of gross profit from sales of equipment will improve as more and larger auctions are held and our relationships grow. As a percentage of revenues from sales of equipment, our gross profit was 3.18% in 2006 as compared to 4.73% in 2005. The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit.

Net Income

Net income for the twelve month period ended December 31, 2006 increased to $1,179,911 from $1,128,283 for the comparable period ended December 31, 2005, an increase of 5%. The increase was mainly attributable to an increase in ship charter income. Interest income declined from $631,353 in 2005 to $423,972 in 2006 because a significant portion of the notes receivable were collected and the proceeds were used to purchase the cargo vessel. We are exploring additional equipment financing opportunities as a source of revenue. Our ability to provide equipment financing is dependent upon the availability of cash in excess of amounts needed to fund auction operations.

WWA Group projects an increase in net income for 2007 based on more equipment auctions, higher percentage commission and service fees. Income from the recently acquired unconsolidated subsidiary is also expected to contribute to other income in 2007. Additional higher margin on-line auctions and services should also contribute to higher profit margins. However, there can be no assurance that we will be successful in achieving any of the additional sources of revenues or achieve higher profits in 2007.

Expenses

Operating expenses for the twelve month period ended December 31, 2006 increased 29.0% to $4,630,545 from $3,586,393 for the comparable period ended December 31, 2005. WWA Group anticipates that general and administrative expenses will remain relatively constant during 2007, although there can be no assurance that our general and administrative and other operating expense will not increase in future periods.

Salaries and wages for the annual periods ended December 31, 2006 and December 31, 2005 were $1,478,125 and $1,187,022, respectively. Selling expenses for the annual periods ended December 31, 2006 and December 31, 2005 were $220,583 and $125,253, respectively. General and administrative expenses were $2,322,550 for 2006, an increase from $1,834,054 in 2005. General and administrative expenses increased in connection with the acquisition of the cargo vessel in 2006 as vessel expenses were consolidated with those of the equipment auction operation. Our yard and housing rent increased significantly in 2006 over 2005, and we also incurred higher maintenance costs with respect to the auction yard which was updated to our exacting standards.

Another factor for the increase in the general and administrative expenses was the option expense we recorded for the value of options granted to consultants. In April 2006 WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. The Company granted 950,000 options to purchase shares of common stock registered under the Plan at $0.50 a share for a term of twelve months to 3 independent consultants for services rendered. 700,000 of these options were exercised during the three months ended June 30, 2006. WWA Group recorded an expense of $ 175,175 for the value of the options granted upon applying the Black-Scholes option valuation model. WWA Group received $350,000 cash from the exercise of the options on June 6, 2006. The balance of 250,000 options granted remained unexercised and outstanding at December 31, 2006.

Major components of general and administrative expenses by year are:

                                                                                      2006
         2005
         Professional fees                           $      305,265                     $      113,678
         Rent or lease expense                       $      449,963                     $      259,173
         Travel and entertainment                    $      315,787                     $      355,626
         Representation expense                      $       99,800                     $      209,213
         Insurance expense                           $      104,075                     $       86,357
         Bad debt expense                            $          -0-                     $      100,000
         Maintenance expense                         $      241,689                     $      126,060
         Option expense                              $      175,175                     $          -0-

Management has worked to control administrative expenses by maintaining constant staffing levels and facilities while increasing revenues. We intend to expand our physical facilities in late 2007 by building a new modern auction yard and offices. However we expect to keep employment at present levels.

Depreciation and amortization expenses for the annual periods ended December 31, 2006, and December 31, 2005 were $609,287 and $440,064, respectively.

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

Impact of Inflation

We have been subject to a substantial increase in yard and staff housing rent expense in the last 2 years, which is a result of tremendous demand for housing and land within the UAE’s Free Zone. However, the general market is settling down, and we have agreements in place to stabilize these costs in the future. We believe that we can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash used in operating activities for the twelve month period ended December 31, 2006 was $993,183 as compared to $1,278,731 provided by operating activities for the comparable period ended December 31, 2005. The decrease in cash provided by operating activities over the comparative period is primarily attributed to a decrease in auction proceeds payable and an increase in inventory. WWA Group used $391,266 of cash to pay down these obligations and invested $1,573,909 in inventory. We were able to make these payments because of our increased net income and a reduction in accounts receivable of $1,397,749. Increased revenue and stable general and administrative expenses are expected to generate increases in cash from operations in 2007.

Cash used in investing activities for the twelve month period ended December 31, 2006 was $2,516,600 as compared to $1,799,899 for the year ended December 31, 2005. The investment activities in 2006 were comprised of $3,641,266 in property and equipment purchases and an investment in an unconsolidated subsidiary of $1,500,000. $3,250,000 of additional property and equipment was acquired by exchanging a note receivable for a cargo vessel. The unconsolidated subsidiary is a stone quarry in the UAE which is expected to generate cash flow to us in the coming year. We collected a net of $890,334 from notes receivable in 2006 compared to lending $1,114,992 in 2005.

Net cash used in financing activities was $2,398,605 for the year ended December 31, 2006 as compared to cash provided of $4,425,573 for the year ended December 31, 2005. The cash used in 2006 and provided in 2005 relates to bank lines of credit of which $2,600,418 was repaid in 2006 and $4,268,651 was borrowed in 2005. We also borrowed $264,529 in long-term debt in 2005. In 2006 we received $350,000 upon the exercise of stock options granted to a consultant. We received no funds from the sale of our stock in 2005. We had a working capital deficit of $1,506,246 as of December 31, 2006 because of an investment of $1,500,000 in an unconsolidated subsidiary in December of that year. We funded our cash needs in 2006 with net profits and bank lines of credit. Anticipated cash flows from future revenues are expected to be sufficient to fund operations in 2006. However there can be no assurance that WWA Group will continue to generate sufficient cash flows to fund operations. WWA Group had approximately, $2,182,000 in bank lines of credit facilities as of December 31, 2006 that was unused. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. WWA Group realized $225,000 cash in March 2007 from the exercise of 150,000 of the options outstanding at year end 2006, and the exercise of 300,000 stock options granted in March of 2007.

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group’s common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. Since adoption, WWA Group has granted 950,000 options to purchase shares of our common stock, of which 700,000 were exercised as of December 31, 2006.

WWA Group has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by yard personnel, unless the holding period is determined to be less than 45 days. WWA Group has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in this Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Trading revenues are defined as gross proceeds on sales of WWA Group owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading revenue can be earned and direct costs can be incurred when WWA Group guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, WWA Group can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from such contracts are recorded in the period in which the relevant auction is held.

Ship chartering revenues are contractual in nature and similar to a lease. We charter our cargo vessel to a freight forwarding company on a flat daily fee until the end of 2009. The shipping company is responsible for all of the fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. We recognize our ship charter revenues ratably over the term of the charter contract.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance;

— the sufficiency of existing capital resources;

— our ability to fund cash requirements for future operations;

— uncertainties related to the growth of our business and the acceptance of our products and services;

— our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

— the volatility of the stock market and;

— general economic conditions.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. WWA Group does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. WWA Group does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and WWA Group is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on WWA Group’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the periods ended December 31, 2006 and 2005 are attached hereto as F-1 through F-21.

                                                   WWA GROUP, INC. AND SUBSIDIARIES
                                                Years Ended December 31, 2006 and 2005

                                                                 INDEX

                                                                                          Page

              Report of Independent Registered Public Accounting Firms                     F-2

              Consolidated Balance Sheets                                                  F-3

              Consolidated Statements of Income                                            F-4

              Consolidated Statements of Stockholders' Equity                              F-5

              Consolidated Statements of Cash Flows                                        F-6

              Notes to Consolidated Financial Statements                                   F-7

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Tempe, Arizona

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 22, 2007

WWA GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets
December 31,

ASSETS	2006	2005

Current Assets
Cash	$ 2,625,570	$ 8,539,958
Marketable securities	10,500	10,500
Accounts receivable, net	2,388,091	3,785,841
Inventories	2,158,294	584,385
Prepaid expenses	156,404	67,505
Deposit on purchases	125,902	232,105
Notes and advances receivable	1,191,237	3,550,903
Other current assets	319,603	143,769

Total Current Assets	8,975,601	16,914,966

Property and equipment, net	4,274,616	1,288,466
Investment in unconsolidated entities	1,500,000	250,000
Investment in related party entity	62,500	62,500

TOTAL ASSETS	$14,812,717	$18,515,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Auction proceeds payable	$ 6,904,236	$9,907,821
Accounts payable	1,505,459	1,288,569
Accrued expenses	280,580	153,581

Lines of credit	1,668,233	4,268,651
Current maturities of long-term debt	123,339	178,674

Total Current Liabilities	10,481,847	15,797,296

Long-term debt, net of current portion	89,412	182,264

Total Liabilities	10,571,259	15,979,560

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares
authorized; 16,670,803 and 15,970,803 shares
issued and outstanding, respectively	16,671	15,971
Additional paid-in capital	1,537,998	1,013,523
Retained earnings	2,686,789	1,506,878

Total Stockholders' Equity	4,241,458	2,536,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,812,717	$18,515,932

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

Years Ended December 31,

	2006	2005

Revenues from commissions and services	$ 7,019,237	$ 6,412,940
Revenues from sales of equipment	9,683,146	9,900,031
Revenues from ship charter	920,000	-

Total revenues	17,622,383	16,312,971

Direct costs - commissions and services	2,727,171	2,608,502
Direct costs - sales of equipment	9,375,354	9,431,734

Gross profit	5,519,858	4,272,735

Operating Expenses
General and administrative expenses	2,322,550	1,834,054
Salaries and wages	1,478,125	1,187,022
Selling expenses	220,583	125,253
Depreciation and amortization expense	609,287	440,064

Total operating expenses	4,630,545	3,586,393

Income from operations	889,313	686,342

Other Income (Expense)
Interest expense	(216,317)	(279,575)
Interest income	423,972	631,353
Other income (expense)	82,803	90,163

Total other income (expense)	290,458	441,941

Income before taxes	1,179,771	1,128,283

Income tax expense	-	-

Net income	$ 1,179,771	$ 1,128,283

Basic net income per common share	$ 0.07	$ 0.07
Diluted net income per common share	$ 0.07	$ 0.07

Weighted average shares - basic	16,363,954	15,970,803
Weighted average shares - diluted	16,613,954	15,970,803

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2005	15,970,803	$ 15,971	$ 1,013,523	$ 378,595	$ 1,408,089

Net income	-	-	-	1,128,283	1,128,283

Balance, December 31, 2005	15,970,803	15,971	1,013,523	1,506,878	2,536,372

Common stock issued for cash	700,000	700	349,300	-	350,000

Fair Value of options granted	-	-	175,175	-	175,175
Net income	-	-	-	1,179,911	1,179,911

Balance, December 31, 2006	16,670,803	$ 16,671	$ 1,537,998	$ 2,686,789	$ 4,241,458

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 31,

2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,179,911	$ 1,128,283
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	609,287	440,064
Loss on disposition of assets	45,830	27,828
Loss (gain) on securities and investments
sold and impaired	(15,000)	74,000
Fair value of options granted	175,175	-
Allowance for bad debts	-	100,000
Decrease (increase) in:
Accounts receivable	1,397,749	2,240,136
Inventories	(1,573,909)	(560,875)
Prepaid expenses and deposits	(88,899)	(226,537)
Other current assets	(175,834)	(31,052)
Other assets	106,203	8,592
Increase (decrease) in:
Auction proceeds payable	(3,003,585)	(942,857)
Accounts payable	216,890	(1,027,670)
Accrued expenses	126,999	48,819

Net cash provided by operating activities	(999,183)	1,278,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(391,266)	(684,907)
Advances receivable made	(2,370,375)	(1,114,992)
Purchase of investments	(1,500,000)	(5,420)
Proceeds from the sale of investments	265,000	5,420
Payments received on advances receivable	1,480,041	-

Net cash used by investing activities	(2,516,600)	(1,799,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	-	4,268,651
Payments on lines of credit	(2,600,418)	(20,000)
Proceeds from long-term debt	-	264,529
Payments of long-term debt	(148,187)	(87,607)
Proceeds from issuance of common stock	350,000	-

Net cash provided (used) by financing activities	(2,398,605)	4,425,573

Net (decrease) increase in cash and cash equivalents	(5,914,388)	3,904,405

Cash and cash equivalents at beginning of year	8,539,958	4,635,553

Cash and cash equivalents at end of year	$ 2,625,570	$ 8,539,958

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

1. Organization And Nature of Business

Organization

WWA Group, Inc., (the Company) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company's operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

WWA Group, Inc., includes the accounts of WWA Group, Inc. (formerly Novamed, Inc.), and its wholly owned subsidiaries, World Wide Auctioneers, Ltd. (WWA) also known as (Worldwide Dubai), a company incorporated in the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E.; Crown Diamond Holdings Ltd, a company incorporated in the British Virgin Islands on January 6, 2004; and Novamed Medical Products Manufacturing, Inc. a Minnesota corporation.

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

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for 2006 and 2005 include the operations of WWA Group Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Derivatives

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

2. Significant Accounting Policies *Continued*

Derivatives (*Continued)*
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2006 and 2005, an allowance for doubtful receivables $5,426 and $100,000, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

2. Significant Accounting Policies *Continued*

Investment in Related Party Entity

The Company accounts for its 19% equity investment in a foreign affiliate under the cost method of accounting. For the years ended December 31, 2006 and 2005, approximately $62,500 and $62,500, respectively, of the Company's investments are in an entity in which one of the Company's directors serves as a director. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Note 4 for related information.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets or terms of the leases. The following is a summary of the Company's major categories of property and equipment:

	December 31, 2006	December 31, 2005
Furniture and fixtures	$ 76,098	$ 73,797
Office equipment	1,225,625	951,048
Vehicles	792,156	1,022,462
Leasehold improvements	381,798	214,231
Cargo vessel	3,250,000	-0-
Total	5,725,677	2,261,538
Less: Accumulated Depreciation	(1,451,061)	(973,072)
	$4,274,616	$1,288,466

Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in operations.

Revenue Recognition

Revenues from commissions and services consist of revenues earned in the Company's capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

Revenues from ship charter are recognized at a fixed daily amount in accordance with the terms of the chartering agreement, similar to a lease, for the use of the cargo vessel by the chartering group.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

2. Significant Accounting Policies *Continued*

Stock Based Compensation

The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, *Accounting for Stock Issued to Employees, and related Interpretations*. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2006 and 2005.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company's 2005 financial statements.

No options were granted during the year ended December 31, 2005.

Foreign Exchange

The Company's reporting currency is the United States dollar. The Company's functional currency is also the U.S. Dollar. ("USD") Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

Advertising

The Company expenses the cost of advertising as incurred. For the years ended December 31, 2006 and 2005, advertising expenses totaled approximately $395,000 and $367,000, respectively, and are included in direct costs and general and administrative expense in the accompanying statements of income.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

2. Significant Accounting Policies *Continued*

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

Income Per Common Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There were no common stock equivalents at December 31, 2005. There were 250,000 in common stock equivalents outstanding at December 31, 2006.

Impairment of Long-Lived Assets
The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2006 and 2005, no impairment of long-lived assets was recorded.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

2. Significant Accounting Policies *Continued*

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

Investment in Unconsolidated Entities

The Company accounts for its 32.5% equity investment in an unconsolidated subsidiary under the equity method of accounting. The investment was acquired late in December 2006. Accordingly no income or loss has been recorded for the years ended December 31, 2006 and 2005. The investment is recorded at its cost of $1,500,000. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Notes 3 and 7 for related information.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

3. Investment in Unconsolidat--ed Entity

In December 2006, the Company acquired a 32.5% interest in Power Track Projects, FZE ("PTP"). PTP is a Dubai, UAE entity which operates a rock crushing and stone quarry in Ras Al Khaimah, UAE. The Company accounts for its interest in PTP using the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. However since the interest was acquired at the end of 2006 the Company's share of the net loss of PTP was determined to be immaterial and not recorded. The condensed financial statements of PTP as of December 31, 2006 are as follows:

Balance Sheet:	
Cash	$ 3,672
Receivables	569,578
Inventory	616,450
Other current assets	212,392
Property and equipment	4,420,003
Total Assets	$5,822,095
Accounts payable and accrued expenses	$ 3,218,411
Related party payables	4,212,753
Stockholders' equity (deficit)	(1,606,609)
Total Liabilities and Equity	$5,822,095

Statement of Operations:	
Revenues	$ 182,339
Cost of sales	102,484
Operating expenses	1,432,803
Loss on sale of assets	297,049
Net Loss	$ (1,649,997)

4. Investment in Related Party Entity

The Company's investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company's Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2006 and 2005:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)
2006			
Common stock	$ 125,000	$ 62,500	$ 62,500
2005			
Common stock	$ 125,000	$ 62,500	$ 62,500

In 2005, the Company recorded a permanent impairment of the investment of $62,500.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

5. Accounts Receivable

Accounts receivable consists of the following at December 31:

	2006	2005
Consignors sales receivable	$ 2,398,943	$ 3,885,841
Allowance for doubtful accounts	(5,426)	(100,000)
	$ 2,388,091	$ 3,785,841

Consignor sales receivable consist of receivables from gross auction sales which include amounts due to consignors and commission revenue.

6. Inventory

Inventory consists of the following at December 31:

	2006	2005
Equipment inventory	$ 2,161,747	$ 587,838
Less reserve for impaired inventory	(3,453)	(3,453)
	$ 2,158,294	$ 584,385

The Company records a reserve if the fair value of inventory is determined to be less than the cost.

7. Disposal of Investment in Unconsolidated Entity

In December 2003, the Company purchased a 19% equity interest in an unrelated foreign company for $250,000. The Company accounted for its investment under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding and did not exert significant influence over the company.

In 2006, the Company sold the entire investment for $265,000 and recorded a gain of $15,000.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

8. Short-term Notes and Advances Receivable

Notes and advances receivable consisted of the following at December 31, 2006 and 2005, respectively:

	2006	2005
Advances to unconsolidated entity bearing no interest and due upon demand, secured by the assets of the borrower, consisting mainly of stone quarry equipment	$ 844,413	$ -
Note receivable and accrued interest due from a company bearing interest at 1.8% per month due June 30,2006.The note is secured by 100% of the shares of the company which owns a freight ship	-	3,260,383
Advances to a company bearing no interest, unsecured and due upon demand	290,723	290,520
Advances to a company bearing no interest, unsecured and due upon demand	56,101	-
Total notes receivable	$ 1,191,237	$ 3,550,903

9. Short-Term Notes Payable and Lines of Credit

The Company has from time to time short-term borrowings from various unrelated entities. These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate. At December 31, 2006 and 2005 the balances on these notes were $-0- and $-0-, respectively.

In 2005, the Company entered into several short-term lines of credit with banks in the United Arab Emirates. The working capital funding lines are secured by the bank deposits of the Company and by the personal guarantee of its president and CEO and, bear interest at between 6.5% and 7% per annum. The Company owed $1,668,233 and $4,268,651 on these working capital funding lines at December 31, 2006 and 2005, respectively. The Company had available approximately $2,182,000 in funding credit facilities at December 31, 2006.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

10. Long-Term Debt

Long-term debt consisted of the following at December 31, 2006 and 2005, respectively*:*

	2006	2005
Notes payable to a bank with interest rates between 4.25% and 4.50%, monthly payments total approximately $14,955, secured by vehicles and cash.	$ 212,751	$ 360,938
Less current portion	(123,339)	(178,674)
Long-term debt	$ 89,412	$ 182,264

Future maturities of long-term debt are as follows:

Year Ending December 31:

2007	$ 123,339
2008	70,594
2009	18,818
2010	-0-
	$ 212,751

11. Commitments and Contingencies

Operating Leases

The Company has non cancellable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2006 and 2005 was approximately $582,356 and $356,822, respectively. All leases are for 12 months or less and future minimum payments approximate the current rental expense amount.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

12. Related Party Transactions

Advances

The Company has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2006 and 2005, the Company had related party receivables of $21,359 and $9,332, respectively.

Related Party Securities

Marketable securities of a related party are discussed in Note 4.

13. Supplementary Disclosure of Cash Flow Information

During the years ended December 31, 2006 and 2005, the Company, purchased vehicles with long-term debt of $69,305 and $254,529, respectively.

Cash paid during the years ending December 31, 2006 and 2005 was as follows:

	2006	2005
Interest	$ 216,327	$ 279,575
Income taxes	$ -	$ -
Non-cash Financing Activities:		
Notes receivable exchanged for cargo vessel	$ 3,250,000	$ -

14. Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	Years Ended December 31,	
	2006	**2005**
Federal income tax (expense) benefit at statutory rate	$ (462,000)	$ (440,000)
Earnings in non-taxable Jurisdiction	533,000	486,000
Revaluation of marketable securities	-	(25,000)
Allowance for bad debts	37,000	(39,000)
Change in valuation allowance	108,000	18,000
Total income taxes	$ -	$ -

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

14. Income Taxes (Continued)

Deferred tax assets (liabilities) at December 31, 2006 and 2005 are comprised of the following:

	2006	2005
Net operating loss carry forward	$ 635,000	$ 527,000
Warranty reserve	6,000	6,000
Allowance for bad debts	2,000	39,000
Write off of investments	25,000	25,000
Obsolete inventory	1,000	1,000
	669,000	598,000
Valuation allowance	(669,000)	(598,000)
	$ -	$ -

At December 31, 2006, the Company has approximately $1.63 million of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2019. The utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership. The Company has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent.

15. Fair Value of Financial Instruments

The Company's financial instruments consist of cash, investments, receivables, payables, and notes payable. The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

16. Recent Accounting Pronounce--ments

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

17. Outstanding Common Stock Options

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company recorded an expense of $175,175 in 2006 for the fair value of the stock options granted. The following weighted average assumptions were used for grants in the year ended December 31, 2006:

Dividend yield of zero percent for all periods; expected volatility of 55.21% and 67.28%; risk-free interest rates of 4.00% and 5.45% and expected lives of 1.0 and 1.0, respectively.

A summary of the status of the Company's stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	-0-	$ 0.00	$ 0.00
Granted	950,000	0.50	0.20
Expired	-0-	0.00	0.00
Exercised	(700,000)	0.50	0.21
Outstanding, December 31, 2006	250,000	$ 0.50	$ 0.19
Exercisable, December 31, 2006	250,000	$ 0.50	$ 0.19

On April 26, 2006, the Company created The 2006 Benefit Plan of WWA Group, Inc which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group's common stock to employees or other individuals. including consultants or advisors, who render services to WWA Group or our subsidiaries. As of December 31, 2006 250,000 options remained unexercised and outstanding under the Plan.

18. Business Segments

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in auctions of heavy equipment through World Wide Auctioneers, Ltd. (WWA) and in ship chartering through Crown Diamond Holdings Ltd.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Continued

18. Business Segments (Continued)

Certain financial information concerning the Company's operations in different industries is as follows:

	For the Years Ended December 31,	Equipment Auctions	Ship Chartering	Corporate Unallocated
Revenues	2006	$16,702,383	$ 920,000	$ -0-
	2005	16,312,971	-0-	-0-
Operating income	2006	682,762	388,394	(181,842)
	2005	850,911	-0-	(164,569)
Interest expense	2006	(216,327)	-0-	-0-
	2005	(279,575)	-0-	-0-
Other income (expense)	2006	290,964	367	-0-
	2005	441,941	-0-	-0-
Assets (net of inter-company accounts)	2006	11,590,380	3,222,337	-0-
	2005	18,515,932	-0-	-0-
Depreciation and amortization	2006	528,037	81,250	-0-
	2005	440,064	-0-	-0-
Property and equipment acquisitions	2006	391,266	3,250,000	-0-
	2005	684,907	-0-	-0-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of WWA Group as of March 28, 2007 are as follows:

Name                                    Age                 Position

Eric Montandon                     41                    chief executive officer and chairman of the board of directors

Digamber Naswa                   47                    chief financial officer and director

Yogesh Saxena                      49                    director and audit committee chairman

Keith Lupton                          60                    director and vice president

Chris Bettinson                       48                    director

Mr.  Montandon was appointed as a director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

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

Digamber Naswa was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

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

Yogesh Saxena was appointed to our board of directors on April 30, 2005 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

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

Mr. Keith Lupton was appointed to our board of directors on April 30, 2005 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

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

Chris Bettinson was appointed to our board of directors on October 18, 2006 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Bettinson graduated from the Cardiff College of Engineering with a degree in mechanical engineering and a degree in engineering studies. He has over 25 years experience working as a mechanical engineer, manager and product distributor throughout Europe, the Middle East and North Africa. Before joining the Company as the General Manager of World Wide Auctioneers, Ltd. in Dubai, Mr. Bettinson was employed as the Business Director of African/Middle East Territories for Case International headquartered in Paris, France. He was responsible, in varying capacities, for the operation of that company’s construction distributors and dealer network throughout Africa and Middle East from 1994 until 2006.

Over the last five years Mr. Bettinson has not been an officer or director of any other public company.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following entity and persons who, during the period ended December 31, 2006, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Asia4Sale.com, Inc., failed to timely file a Form 4 or Form 5 despite being the beneficial owner of in excess of 10% of our common stock.

o Yogesh Saxena failed to timely file a Form 3 or Form 5 despite being appointed a director.

o Keith Lupton failed to timely file a Form 3 or Form 5 despite being appointed a director.

o Young Yong Wee Huat failed to timely file a Form 5 despite being a former director.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of WWA Group’s compensation program is to provide compensation for services rendered by our executive officers. Salaries paid are designed to retain the services of our executive officers. Salary is currently the only type of compensation used in our executive compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officers. Although we did adopt The 2006 Benefit Plan of WWA Group, Inc. in April no stock compensation in any form has been granted to executive officers or employees.

The amounts we deem appropriate to compensate our executive officers are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to future employees to include options and other equity compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, and director	2006 2005 2004	72,000 72,000 72,000	- - -	- - -	- - -	- - -	- - -	- - -	72,000 72,000 72,000
Digamber Naswa, CFO, and director	2006 2005 2004	60,000 54,000 48,000	- - -	- - -	- - -	- - -	- - -	- - -	60,000 54,000 48,000

WWA Group has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation” to employees to report. Nor does WWA Group have any “Post Employment Payments” to report.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of WWA Group as of March 28, 2007, by each shareholder who is known by WWA Group to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group. WWA Group has 17,220,803 shares issued and outstanding as of March 28, 2007.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Eric Montandon 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,600,000*	44.1%
Common Stock	Digamber Naswa 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	60,000	<1%
Common Stock	Yogesh Saxena 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Keith Lupton 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Chris Bettinson 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Asia4Sale.com, Inc. 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,300,000	42.4%
Common Stock	Adderley Davis & Associates P.O. box 8497 SAIF Zone, Sharjah UAE	931,000	5.4%
Common Stock	All executive officers and Directors as a Group (5)	7,660,000	44.5%

* Eric Montandon holds 300,000 shares of WWA Group common stock in his own name through Adderley Davis & Associates Ltd. and is considered the beneficial owner of the 7,300,000 shares held by Asia4Sale.com, Inc., a public reporting company, since he acts a director and the chief executive officer of Asia4Sale.com, Inc.

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

The distribution of the WWA Group common stock included the issuance of 300,000 shares to Mr. Eric Montandon, WWA Group’s chief executive officer and chairman of the board of directors, 300,400 shares to Cornelis van Lieshout, WWA Group’s former chief executive officer and a former director, and 60,000 shares to Digamber Naswa, WWA Group’s chief financial officer and a director. Further, the stock distribution included the issuance of 7,525,000 shares to Asia4Sale.com, Inc.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 39 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S. (“Williams”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006 and 2005. The aggregate fees billed by Dale Matheson for the audit of the Company’s annual financial statement and a review of the Company’s quarterly financial statements for the periods ended December 31, 2006 and 2006 were $67,621 and $45, 794 respectively.

Tanner LC (“Tanner”) provided quarterly review services to WWA Group in connection with quarterly reports during the fiscal year ended December 31, 2005. The aggregate fees billed by Tanner for the reviews of WWA Group’s quarterly financial statements during the fiscal year ended December 31, 2005 were approximately $20,000.

Audit Related Fees

Williams billed to WWA Group no fees in 2006 and 2005 for professional services that are reasonably related to the audit or review of WWA Group’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams billed to WWA Group no fees in 2006 and 2005 for professional services rendered in connection with the preparation of WWA Group’s tax returns and the provision of tax advice for the respective periods.

All Other Fees

Williams billed to WWA Group no fees in 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Williams to act as its independent auditor for the fiscal years ended December 31, 2006 and 2005. WWA Group’s independent auditors performed all work with only their full time permanent employees.

SIGNATURES

In accordance with Section 12 of the Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2007.

WWA Group, Inc. /s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer /s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon Eric Montandon	Director	March 28, 2007
/s/ Digamber Naswa Digamber Naswa	Director	March 28, 2007
/s/ Yogesh Saxena Yogesh Saxena	Director	March 28, 2007
/s/ Keith Lupton Keith Lupton	Director	March 28, 2007
/s/ Chris Bettinson Chris Bettinson	Director	March 28, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

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

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).
10(i)	*	Stock Exchange Agreement between WWA Group, Inc. and World Wide Auctioneers Ltd. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).
10(ii)	*

Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006.

10(iii)	*

Share Purchase Agreement between World Wide Auctioneers, Ltd. and Steven Edward Rogers dated December 20, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on February 15, 2007).

14	*	Code of Ethics adopted on March 28, 2004 (incorporated by herein by reference from the 10-KSB filed with the Commission on March 30, 2005).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of WWA Group, Inc.