Form 10QSB
period 2007-03-31
WWA GROUP INC
filed 2007-05-15
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes                   No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 14, 2007 was 17,220,803.

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

                                                                                                      WWA GROUP, INC.
                                                                                          Consolidated Balance Sheets

                                                                              Unaudited
              Assets                                                     March 31, 2007              December 31, 2006
Current assets:
   Cash                                                            $                         $
                                                                              1,711,848                      2,625,570
   Marketable securities                                                         10,500                         10,500
   Receivables, net                                                             910,837                      2,388,091
   Inventories                                                                2,445,851                      2,158,294
   Prepaid expenses                                                             218,121                        156,404
   Deposit on purchases                                                         528,872                        125,902
   Notes receivable                                                             723,446                      1,191,237
   Other current assets                                                         839,293                        319,603
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                 Total current assets                                         7,388,769                      8,975,600
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

Property and equipment, net                                                   4,179,206                      4,274,616
Investment in unconsolidated entity                                           1,500,000                      1,500,000
Investment in related party entity                                               62,500                         62,500
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                                                                   $                         $
                                                                             13,130,475                     14,812,717
                                                                  ======================    ===========================
                                                                  ======================    ===========================

    Liabilities and Stockholders' Equity

Current liabilities:
   Auction proceeds payable                                        $                         $
                                                                              4,311,229                      6,904,235
   Accounts payable                                                             646,725                      1,505,459
   Accrued expenses                                                             267,571                        280,580
   Line of credit                                                             2,496,573                      1,668,233
   Notes payable                                                                934,117                              0
   Current maturities of long-term debt                                         108,978                        123,339
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                 Total current liabilities                                    8,765,193                     10,481,847
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

Long-term debt, net of current portion                                           62,873                         89,412
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                 Total liabilities                                            8,828,066                     10,571,259
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares
     authorized; 16,920,803 and 16,670,803 shares
     issued and outstanding                                                      16,921                         16,671
   Additional paid-in capital                                                 1,805,087                      1,537,998
   Retained earnings                                                          2,480,402                      2,686,790
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                 Total stockholders' equity:                                  4,302,409                      4,241,458
                                                                  ----------------------    ---------------------------
                                                                  ----------------------    ---------------------------

                                                                   $         13,130,475     $               14,812,717
                                                                  ======================    ===========================

See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                                   WWA GROUP, INC.
                                                                            Consolidated Statements of Income
                                                                            Three Months Ended March 31
                                                           2007                         2006
                                                        Unaudited                    Unaudited

Revenues from commissions and services              $                          $
                                                                1,105,600                   1,154,861
Revenues from sales of equipment                                4,067,071                   3,109,100
Revenues from ship charter                                        450,000                           -

                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

                Total revenues                                  5,622,671                   4,263,961

Direct costs - commissions and services                           546,610                     472,708
Direct costs - sales of equipment                               3,755,739                   3,057,666
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

                Gross profit                                    1,320,322                     733,587
Operating expenses:
General, selling and administrative expenses                      843,282                     410,135
Salaries and wages                                                411,321                     283,359
Selling expenses                                                   62,055                      34,296
Depreciation and bad debts expenses                               170,115                     122,573
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

                Total operating expenses                        1,486,773                     850,362
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

                (Loss) income from operations                   (166,451)                   (116,775)
Other income (expense):
     Interest expense                                            (79,082)                    (54,075)
     Interest income                                               14,285                     174,642
     Other income (expense)                                        24,862                      26,420
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

Total other income (expense)                                     (39,936)                     146,986

Income (loss) before income taxes                               (206,387)                      30,211
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

Provision for income taxes

                                                                       -                             -
                                                   -----------------------     -----------------------
                                                   -----------------------     -----------------------

                Net income (loss)                   $                           $
                                                                (206,387)                      30,211
                                                   =======================     =======================
                                                   =======================     =======================

Basic net income (loss) per common share            $                           $
                                                                   (0.01)                         nil
                                                   =======================     =======================
                                                   =======================     =======================
Diluted net income (loss) per common share          $                           $
                                                                   (0.01)                         nil
                                                   =======================     =======================
                                                   =======================     =======================

Weighted average shares - basic - diluted                      16,723,581                  15,970,000
                                                   =======================     =======================
                                                   =======================     =======================

See accompanying condensed notes to consolidated reviewed financial statements.

                                                                                    WWA GROUP, INC.
                                                               Consolidated Statements of Cash Flow
                                                                                                     Three months ended March 31
                                                                                     2007 unaudited               2006 unaudited

Cash flows from operating activities:
   Net income ( loss)                                                    $                (206,387)     $                 30,211
   Adjustments to reconcile net income to net cash
     provided by operating activities
         Depreciation and amortization                                                      170,115                      122,573
        Loss on disposition of assets                                                             -                       65,334
        Fair value of options granted                                                       142,339                            -
 Changes in operating Assets and Liabilities:
        Decrease (increase) in:
          Accounts receivable                                                             1,477,253                    3,095,726
          Inventories                                                                     (287,557)                    (224,093)
          Prepaid expenses                                                                 (61,717)                    (169,306)
          Other current assets                                                            (519,691)                     (39,868)
          Other assets                                                                    (402,970)                            -
        Increase (decrease) in:
          Auction proceeds payable                                                      (2,593,006)                  (4,353,181)
          Accounts payable                                                                (858,734)                    (668,964)
          Accrued liabilities                                                              (13,009)                       38,314
                                                                        ----------------------------    -------------------------
                                                                        ----------------------------    -------------------------
           Net cash provided by operating activities                                    (3,153,365)                  (2,103,254)

Cash flows from investing activities:
   Purchase of property and equipment                                                      (74,704)                     (73,195)
   Increase (Decrease) in note receivable                                                         -                  (1,096,236)
   Payments received on notes receivable                                                    467,790                            -
                                                                        ----------------------------    -------------------------
                                                                        ----------------------------    -------------------------

           Net cash provided by (used in) investing activities                              393,086                  (1,169,431)

Cash flows from financing activities:
   Increase (Decrease) in line of credit                                                    828,339                    (534,503)
   Proceeds from short-term notes payable                                                   934,117                            -
   Payments of long-term debt                                                              (40,900)                     (38,177)
   Proceeds from issuance of common stock                                                   125,000                            -
                                                                        ----------------------------    -------------------------
                                                                        ----------------------------    -------------------------

            Net cash provided by (used in) financing activities                           1,846,557                    (572,680)

           Net increase (decrease) in cash and cash equivalents                           (913,722)                  (3,845,364)
Cash and cash equivalents at beginning of year                                            2,625,570                    8,539,958
                                                                        ----------------------------    -------------------------
                                                                        ----------------------------    -------------------------

Cash and cash equivalents at end of period                               $                1,711,848        $           4,694,594
                                                                        ============================    =========================
                        See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

WWA Group, Inc., includes the accounts of WWA Group, Inc. (formerly Novamed, Inc.), and its wholly owned subsidiaries: World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and Novamed Medical Products Manufacturing, Inc., a Minnesota corporation.

On August 8, 2003, the Company (formerly Novamed, Inc.) and WWA executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of World Wide, in exchange for 13,887,447 shares of the Company’s common stock. Because the owners of WWA became the principal shareholders of the Company through the merger, WWA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the merger, the Company changed its name to “WWA Group, Inc.”

The accompanying un audited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share — The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There are no common stock equivalents at March 31, 2007.

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

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectibility is reasonably assured. All costs of goods sold are accounted for under direct costs.

Stock Based Compensation — The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2006 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the quarter ended March 31, 2007.

In April 2006 the Company adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. During the first three months of 2007, the Company granted options for 300,000 shares of common stock registered under the Plan at $0.50 a share for a term of twelve months to an independent consultant for services rendered. Due to this grant, the Company recorded an option expense of $142,339 on applying the Black-Scholes option valuation model and completing the required chart information. Options to purchase 250,000 shares granted in October of 2006 were exercised during the first three months of 2007 in exchange for $125,000 in paid up share capital.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Note 3 – Notes Receivable

Notes receivable amounting to $723,446 as of March 31, 2007 were due to the Company from its trading partners. Amounts in this category are due from regular consignors, its Australian auction partner and from a U.A.E. based crushing company.

Note 4 – Notes Payable

Notes payable amounting to $934,117 as of March 31, 2007 were due to a private individual lender and were repaid in full in April 2007.

Note 5 – Income Taxes

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

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 6 — Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Note 7 – Risks Related to Our Business and Stock

On April 27, 2007 the Company received a cease and desist order from the OFAC requiring that the Company immediately cease and desist from selling goods or services, or facilitating sales to persons in Iran and Sudan. Due to the proximity of Iran and Sudan to the Company’s auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the Company’s auctions may have ultimately ended up in Iran or Sudan. The U.S. State Department or OFAC could impose fines upon the Company based on this possibility and has caused the Company to restrict any sales to persons in Iran and Sudan. Any further action on the part of the OFAC could have a negative impact on the Company’s reputation and decrease shareholder value.

Note 8 – Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R).” One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

Note 9 Subsequent Events

In April 2007 the Company signed a placement agent agreement with Chicago Investment Group LLC related to the sale of up to 3,000,000 shares of the Company’s unregistered common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. WWA Group’s fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to increase cash flow from operations to generate net income to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow. Our new auction site in Jebel Ali will be larger and capable of holding more equipment than our current site, eliminating the current restraint on growth. Nonetheless, our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of its business. Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose. We have also expanded high margin buyer and seller services, such as shipping and transport. Our ownership of a shipping company and control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet shipping needs.

Our financial condition and results of operations depends primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and the number of our auctions while optimizing commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

Results of Operations

During the period from January 1, 2007 through March 31, 2007, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. For the three months ended March 31, 2007, WWA Group realized a net loss from operations as compared to a net profit from operations in the comparable three month period ended March 31, 2006. The transition to a net loss for the period can be attributed to an increase in general, selling and administrative expenses and due to the non cash expense associated with a grant of option of 300,000 shares to an independent consultant. WWA Group believes that the immediate key to returning to net profit from operations is to increase the number and the size of its auctions, which increase is scheduled through the remainder of this year. However, there is no assurance that an increase in the number and size of auctions will generate sufficient revenue from operations to result in net income in future periods.

WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects for the expansion of its business.

Quarters Ended March 31, 2007 and 2006

Revenue

Revenue for the three months ended March 31, 2007 was $5,622,671 as compared to revenue of $4,263,961 for the three months ended March 31, 2006, an increase of 32%. The increase in revenue over the comparative periods can be primarily attributed to an increase in the sale of equipment which rose from $3,109,100 in the period ended March 31, 2006 to $4,067,071 in the period ended March 31, 2007, an increase of 30%. Revenue from commission and services during the three month period ended March 31, 2007 however decreased 4% to $1,105,600 from $1,154,861 during the three month period ended March 31, 2006, even though the February 2007 Dubai auction was almost the same in terms of gross auction sales and revenue as the auction held in February of 2006. Nonetheless, WWA Group expects that the April 2007 Dubai auction and the scheduled June 2007 Dubai auction will sustain its continued growth in the auction marketplace and keep the company on track to increase gross revenues in 2007 as compared to 2006.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $1,320,322 as compared to gross profit of $773,587 for the three months ended March 31, 2006, an increase of 76%. The increase in gross profit over the comparative periods can be primarily attributed to the increase in revenue associated with the ship chartering business and a higher trading margin. Gross margins from the sale of equipment have historically ranged from 2% to 7%, while gross margins from auction commission revenue have historically ranged from 40% to 60%. During the three month period ended March 31, 2007 WWA Group’s gross margin percentage from auction commission revenue was nearly 50% while the gross margin percentage on the sales of equipment was close to 7%.

Expenses

Expenses for the three months ended March 31, 2007 were $1,486,773 as compared to expenses of $850,362 for the three months ended March 31, 2006, an increase of 74%. The growth in expenses over the comparative periods can be attributed in part to increases in rentals fees, administrative overhead, salaries, mailing costs and communication expenditures. Stock option expense and salaries of the ship crew are included in the general and administrative category. WWA Group expects that direct costs in combination with selling, general and administrative expenses may rise with the increase in the number and size of auctions to be held over the next nine months. However, revenue growth is expected to outpace any increases in expenses.

Depreciation and amortization expenses for the three months ended March 31, 2007 and March 31, 2006 were $170,115 and $122,573 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the anticipated expansion of our physical facilities in late 2007 that will cause the construction of new offices and the assembly of a modern auction yard.

Net Loss (Income)

Net loss for the three months ended March 31, 2007 was $206,387 as compared to net income of $30,211 for the three months ended March 31, 2006. The transition to a net loss in the current quarterly period as compared to net income in the prior quarterly period is mainly attributable to the issuance of stock options which were expensed as $142,339 in increased operational expenses. WWA Group expects to return to net income over the next nine months, with an increase in revenue from an expanded auction schedule.

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

WWA Group has been subject to a substantial increase in yard and staff housing rent expenses in the last 2 years, which is a result of a tremendous demand for housing and land within the UAE’s Free Zone. However, the general market is settling down, and we have agreements in place to stabilize these costs in the future. Therefore, we believe that we can offset future inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operating activities was $3,153,365 for the three months ended March 31, 2007 as compared to $2,103,254 for the three months ended March 31, 2006. The increase in negative cash flows from operating activities in the three months ended March 31, 2007, are primarily attributable to a significant decrease in auction proceeds payable and an increase in inventory. Anticipated increases in revenues and decreases in accounts receivable are expected to provide cash flow from operations in future periods.

Cash flows provided by investing activities for the three months ended March 31, 2007 were $393,086 as compared to cash flow used in investing activities of $1,169,431 for the three months ended March 31, 2006. Cash flow provided by investing activities in the three months ended March 31, 2007 was primarily comprised of certain repayments on notes receivable of $467,790 received in the regular course of business. Cash flow used in investing activities in the three months ended March 31, 2007 can be attributed to the acquisition of additional property and equipment $74,704.

Cash flows provided by financing activities were $1,846,557 for the three months ended March 31, 2007 as compared to cash flow used in financing activities of $572,680 for the three months ended March 31, 2006. Cash flows provided by financing activities in the three months ended March 31, 2007 consisted primarily of proceeds of $125,000 from the exercise of stock options, proceeds of $934,117 from short term notes and working capital bank financing of $828,339. Cash flow used in financing activities in the three months ended March 31, 2007 can be attributed to the repayment of long term debt $40,900.

On April 5, 2007, WWA Group entered into a private placement agreement with Chicago Investment Group LLC for assistance in the sale of up to 3,000,000 common shares and 1,500,000 warrants at a price of $0.65 per unit and a warrant exercise price of $1.00 for a period of two years from the closing of the private placement. The anticipated closing date for the private placement is June 15, 2007.

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group’s common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. Since adoption, WWA Group has granted 1,250,000 options to purchase shares of our common stock, of which 950,000 were exercised as of March 31, 2007.

WWA Group has a working capital deficit of $1,376,424 as of March 31, 2007, compared to a working capital deficit of $1,506,247 as of December 31, 2006. The working capital deficit is expected to decrease in the second quarter of 2007 due to an anticipated increase in revenue from two large auctions to be held during this period.

On March 31, 2007 WWA Group had auction proceeds payable of approximately $4.31 million, and accounts payable of approximately $646,725. WWA Group had $1,711,848 in cash and $910,837 in accounts receivable as at March 31, 2007. WWA Group believes that it has sufficient current assets and operational cash flow to meet its obligations. However, WWA Group may be required to obtain funding from alternative sources to accelerate the payment of auction proceeds to increase customer retention. Sources for funding WWA Group’s working capital deficit consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. WWA Group has funded its cash needs from inception through operations, increasing its payables, and a series of debt transactions. WWA Group can provide no assurance that it will be able to obtain additional financing, if needed, to meet its current obligations. If WWA Group is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

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

WWA Group has no defined benefit plan, other than the registered stock option plan discussed above, or contractual commitment with any of its officers or directors.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005 filed on Form 10-KSB with the Securities and Exchange Commission, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

With respect to revenue recognition, WWA Group applies the following critical accounting policies in the preparation of its financial statements

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

Ship chartering revenues are contractual in nature and similar to a lease. WWA Group charters its cargo vessel to a freight forwarding company on a flat daily fee until the end of 2009. The shipping company is responsible for all of the fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. WWA Group recognizes its ship charter revenues ratably over the term of the charter contract.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

- general economic conditions.

WWA Group wishes to caution readers that its operating results are subject to various risks and uncertainties that could cause its actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. WWA Group also wishes to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect its beliefs and expectations only as of the date of this report. WWA Group assumes no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in its beliefs or expectations, other that is required by law.

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

Sales of equipment from our auctions may have ultimately ended up in Iran or Sudan.

On April 27, 2007 WWA Group received a cease and desist order from the OFAC requiring that WWA Group immediately cease and desist from selling goods or services, or facilitating sales to persons in Iran and Sudan. Due to the proximity of Iran and Sudan to our auction site and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ended up in Iran or Sudan. Although we sell no equipment to Iran or Sudan, countries which the U.S. State Department and OFAC have identified as state sponsors of terrorism, it is possible that some equipment at our auctions is sold to entities that re-export to these countries, particularly to Iran. While we have neither any knowledge of nor any means to control such sales, the U.S. State Department or the OFAC could impose fines upon us based on this possibility and has caused WWA Group to restrict any sales to persons in Iran and Sudan. Any further action on the part of the OFAC could have a negative impact on WWA Group’s reputation and shareholder value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2007.

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