Form 10QSB
period 2007-06-30
WWA GROUP INC
filed 2007-08-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 ..

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

Yes                     No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 13, 2007 was 17,220,803.

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

WWA GROUP, INC

Consolidated Balance Sheets

	Unaudited	Audited
Assets	June 30, 2007	December 31, 2006
Current assets:
Cash	$ 6,900,403	$ 2,625,570
Marketable securities	10,500	10,500
Receivables, net	2,895,331	2,388,091
Inventories	2,641,158	2,158,294
Prepaid expenses	438,670	156,404
Deposit on purchase	993,533	125,902
Notes receivable	1,956,057	1,191,237
Other current assets	1,092,046	319,603

Total current assets	16,927,699	8,975,600

Property and equipment, net	4,018,118	4,274,616
New Leasehold Improvement-CWIP	12,196	0
Investments in related party entity	62,500	62,500
Investment in unconsolidated entity	1,500,000	1,500,000

	$ 22,520,513	$ 14,812,717

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ 11,645,531	$ 6,904,235
Accounts payable	1,164,049	1,505,459
Accrued expenses	273,457	280,580
Line of credit	2,996,165	1,668,233
Current maturities of long-term debt	368,809	123,339

Total current liabilities	16,448,011	10,481,847

Long-term debt	578,316	89,412

Total liabilities	17,026,327	10,571,259

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000
shares authorized; 17,220,803 and 16,670,803
shares issued and outstanding, respectively	17,271	16,671
Additional paid-in capital	1,954,737	1,537,998
Retained earnings	3,522,178	2,686,790

Total stockholders' equity:	5,494,186	4,241,459
	$ 22,520,513	$ 14,812,717
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	Unaudited 2007	Unaudited 2006	Unaudited 2007	Unaudited 2006

Revenues from commissions and services	$ 2,651,690	$ 2,740,780	$ 3,757,290	$ 3,895,641
Revenues from sales of equipment	4,956,973	1,604,946	9,024,044	4,714,046
Revenues from ship charter	455,000	0	905,000	0

Total revenues	8,063,663	4,345,727	13,686,334	8,609,687

Direct costs - commissions and services	1,023,120	938,217	1,569,729	1,410,925
Direct costs - sales of equipment	4,472,303	1,518,132	8,228,043	4,575,797

Gross profit	2,568,240	1,889,378	3,888,562	2,622,965
Operating expenses:
General, selling and administrative expenses	744,947	752,608	1,588,809	1,162,743
Salaries and wages	460,503	294,130	871,824	577,489
Selling expenses	75,920	73,545	137,395	107,842
Depreciation and amortization expense	159,483	117,837	329,597	240,409

Total operating expenses	1,440,852	1,238,120	2,927,625	2,088,483

Income from operations	1,127,388	651,258	960,938	534,483
Other income (expense):
Interest expense	(118,377)	(52,294)	(197,459)	(106,369)
Interest income	27,796	210,483	42,081	385,124
Other income	4,968	28,423	29,830	54,843

Total other income(expense)	(85,613)	186,612	(125,549)	333,598

Income before income taxes	1,041,775	837,870	835,389	868,081
Provision for income taxes	-	-	-	-

Net income	$ 1,041,775	$ 837,870	$ 835,389	$ 868,081

Basic and diluted earnings per common share	$ 0.06	$ 0.05	$ 0.05	$ 0.05

Weighted average shares - basic and diluted	17,220,803	16,132,341	17,065,831	15,989,545

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	Six months ended June 30
	2007 unaudited	2006 unaudited
Cash flows from operating activities:
Net income	$ 835,389	$ 868,081
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	329,597	240,409
Loss on disposition of Assets	(2,489)	82,759
Fair Value of options granted	142,339	146,637
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(507,241)	(3,492,619)
Inventories	(482,864)	(694,172)
Prepaid expenses	(282,267)	(138,538)
Other current assets	(772,443)	(170,757)
Other assets	(867,631)	232,105
Increase (decrease) in:
Auction proceeds payable	4,741,296	4,058,680
Accounts payable	(341,411)	(522,133)
Accrued liabilities	(7,123)	(18,128)
Net cash provided by (used in) operating activities	2,785,152	592,324
Cash flows from investing activities:
Purchase of property and equipment	(119,306)	(492,285)
Proceeds from sale of Investments	0	0
Proceeds from sale of Fixed Assets	36,500	0
Payments Received on Notes receivable	0	0
Increase (Decrease) in note receivable	(764,820)	(1,518,574)

Net cash provided by (used in) investing activities	(847,627)	(2,010,859)
Cash flows from financing activities:
Increase (Decrease) in line of Credit	1,327,932	(2,086,829)
Payments on short-term notes	0	0
Payments of long-term debt	734,374	(77,280)
Proceeds from short-term notes payable	0	0
Proceeds from issuance of common stock	275,000	350,000
Net cash provided by (used in) financing activities	2,337,307	(1,814,109)
Net Increase (decrease) in cash and cash equivalents	4,274,832	(3,232,644)
Cash and cash equivalents at beginning of year	2,625,570	8,539,958
Cash and cash equivalents at end of period	$ 6,900,403	$ 5,307,316
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

WWA Group, Inc., includes the accounts of WWA Group, Inc. and its wholly owned subsidiaries World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E.

On August 8, 2003, the Company and WWA executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of WWA, in exchange for 13,887,447 shares of the Company’s common stock. Because the owners of WWA became the principal shareholders of the Company through the merger, WWA was considered the acquirer for accounting purposes and this merger was accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the merger, the Company changed its name to “WWA Group, Inc.”

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

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at June 30, 2007.

Revenue Recognition - Revenues from commissions and services consist of revenues earned in the Company’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete and the Company has determined that the auction proceeds are collectible.

Revenue from shipping operations is originated from chartering of vessel MV Iron Butterfly on a long term charter at a daily rate agreed upon.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 2 – Summary of Significant Accounting Policies - (continued)

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.

Stock Based Compensation - The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2006 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the quarter ended June 30, 2007.

In April 2006 the Company adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), considered by the board of directors in December 2005, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan.During the six months of 2007 the Company granted options for 300,000 shares of common stock registered under the Plan at $0.50 a share for a term of twelve months to the independent consultants for services rendered. Due to this grant Company recorded an option expense of $142,339 on applying theBlack-Scholes option valuation model and completing the required chart information. Options to purchase 250,000 shares granted in October 2006 were exercised during the 1st quarter of 2007 and accordingly company has received $125,000 in paid up share capital.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Note 3 – Notes Receivable

Notes receivable amounted to $1,956,057 as on June 30, 2007 due to the Company from its trading partners. Amounts in this category are due from regular consignors, its Australian auction partner and a U.A.E. based mining company.

.

Note 4 – Income Taxes

WWA operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA are not taxable in Dubai. During the fourth quarter of 2004, the Company determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the Company. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 5 - Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Note 6 – Risks Related to Our Business and Stock

Due to the proximity of Iran, Sudan and Syria to our auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ends up in Iran, Sudan or Syria. Accordingly, on the advice of the U.S. State Department and the OFAC, the Company has ceased and desisted from selling goods or services, or facilitating sales, to persons in Iran, the Sudan or Syria.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31

Discussion and Analysis

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

Results of Operations

During the period from January 1, 2007 through June 30, 2007, WWA Group conducted 3 un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, chartered its ship, bought and sold equipment for its own account, acquired a new permanent auction site and initiated a private placement of common stock. WWA Group expects that over the next twelve months it will continue to expand its business through larger auctions at established sites, open new jointly managed auction locations in addition to progressing related business activities in transportation and investment in mining operations.

For the three months ended June 30, 2007, WWA Group realized an increase in net income as compared to the three months ended June 30, 2006 due to an increase in trading revenue, and revenue from our ship charter. WWA Group believes that the immediate key to our ability to operate profitably is to increase the number and the size of our auctions and gross margins from equipment trading activity. WWA Group believes if we are able to increase the number and size of our auctions and equipment trading division we will continue to increase our net income in future periods.

Quarters Ended June 30, 2007 and 2006

Revenue

Revenue for the three months ended June 30, 2007 was $8,063,663 as compared to revenue of $4,345,727 for the three months period ended June 30, 2006, an increase of 86%. Revenue for the six months ended June 30, 2007 increased to $13,686,334 from $8,609,687 for the six months period ended June 30, 2006, an increase of 59%. The increase in revenues over the six month periods can be primarily attributed to an increase in the sale of owned equipment which rose from $4,714,046 for the period ended June 30, 2006 to $9,024,044 for the period ended June 30, 2007, an increase of 91%. Revenue from commission and services during the six month period ended June 30, 2007 however decreased 4% to $3,757,290 from $3,895,641 during the six months period ended June 30, 2006. Selling owned equipment in our auctions reduces the space available for consigned equipment, thereby reducing the total commission revenue. However, increased overall gross profit more than offsets this reduction in commission.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $2,568,240 as compared to gross profit of $1,889,378 for the three months ended June 30, 2006, an increase of 36%. The increase in gross profit over the comparative periods can be primarily attributed to the increase in revenue associated with the ship chartering business and a higher trading margin. Gross margins from the sale of equipment have historically ranged from 2% to 7%, while gross margins from auction commission revenue have historically ranged from 40% to 60%. Our gross margins from trading equipment have increased in this three-month period.

Expenses

Expenses for the three months ended June 30, 2007 were $1,440,852 as compared to expenses of $1,238,120 for the three months ended June 30, 2006, an increase of 16%. The growth in expenses over the comparative periods can be attributed in part to increases in rental fees, salaries, mailing costs and communication expenditures. WWA Group expects that direct costs in combination with selling, general and administrative expenses may rise with the increase in the number and size of auctions to be held over the next six months. However, revenue growth is expected to outpace any increases in expenses.

Depreciation and amortization expenses for the three months ended June 30, 2007 and June 30, 2006 were $159,483 and $117,837 respectively. Depreciation and amortization expenses for the six months ended June 30, 2007 and June 30, 2006 were $329,597 and $240,409 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the anticipated expansion of our physical facilities in late 2007 that will cause the construction of new offices and the assembly of a modern auction yard.

Net Income

Net income for the three months ended June 30, 2007 increased to $1,041,775 as compared to net income of $837,870 for the three months period ended June 2006, an increase of 24% mainly due to revenue from gross margins on sale of owned equipment. Net income for the six months ended June 30, 2007 decreased to $835,389 from $868,081 for the six months ended June 30, 2006, a decrease of 4%, mainly attributable to the issuance of stock options which were expensed as $142,339. WWA Group anticipates net income growth over the next six months, based on our current auction schedule.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas , no income tax provision has been recorded for the undistributed earnings. If, in the future, WWA Group distributes such earnings to the U.S. parent, the earnings will be taxable at the applicable U.S. tax rates.

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing rent expenses in the last 2 years, which is a result of a tremendous demand for housing and land within the UAE’s Free Zone. However, the general market is settling down, and we have a new land lease contract in place to stabilize these costs in the future. Therefore, we believe that we can offset future inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities was $2,785,152 for the six months ended June 30, 2007 as compared to $592,324 for the six months ended June 30, 2006. The increase in cash flows from operating activities in the six months ended June 30, 2007, are primarily attributable to a significant increase in auction proceeds payable. WWA Group had auction proceeds payable of approximately $11.65 million, and accounts payable of approximately $1.2 million weighed against $6,900,403 in cash and $2,895,331 in accounts receivable as of June 30, 2007. WWA Group also had $2,641,158 in saleable equipment inventory at June 30, 2007, plus over $3 million in notes receivable and other current assets. Anticipated increases in revenues and decreases in accounts receivable are expected to provide more cash flow from operations in future periods.

Cash flows used in investing activities for the six months ended June 30, 2007 were $847,627 as compared to cash flow used in investing activities of $2,010,859 for the six months ended June 30, 2006. Cash flow used in investing activities in the six months ended June 30, 2007 was primarily comprised of an increase in notes receivable of $764,820 in connection with our investment in mining operations and to the acquisition of additional property and equipment $119,306. Cash flow provided by investing activities in the six months ended June 30, 2007 can be attributed to the proceeds from sale of fixed assets of $36,500.

Cash flows provided by financing activities were $2,337,307 for the six months ended June 30, 2007 as compared to cash flow used in financing activities of $1,814,109 for the six months ended June 30, 2006. Cash flows provided by financing activities in the six months ended June 30, 2007 consisted primarily of proceeds of $275,000 from the exercise of stock options, proceeds of $734,374 from long term loans and working capital bank financing of $1,327,932.

On April 5, 2006, WWA Group commenced an equity financing with Chicago Investment Group, LLC of up to 3,000,000 units offered at $0.65 a share comprised of one common share and one half common purchase warrant exercisable at $1.00 for a period of 2 years from the closing date of offering relying on exemptions provided by Rule 506 of Regulation D for shares sold in the United States to accredited investors, and Regulation S for shares sold abroad. WWA Group has agreed to pay a brokers commission on proceeds from the offering of 10% in cash and 5% of that number of units sold in the offering paid in common shares. WWA Group proposes to use the proceeds from the offering for working capital and anticipates that the financing will close on or before August 31, 2007. WWA Group had not accepted any subscriptions for the equity financing as of June 30, 2007.

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group's common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. Since adoption, WWA Group has granted 1,250,000 options to purchase shares of our common stock, of which 1,250,000 were exercised as of June 30, 2007.

WWA Group had a working capital surplus of $479,688 as of June 30, 2007 compared to a working capital deficit of $1,506,247 as of December 31, 2006. We believe that this surplus, in addition to anticipated increases in operational cash flow is sufficient to meet our obligations. Nonetheless, WWA Group is in the process of obtaining additional funding to accelerate the payment of auction proceeds payable in order to increase consignor retention, and increase working capital.

Historically, WWA Group has funded its cash needs from inception through operations, increases in payables, and a series of debt transactions. Other prospective sources of funding include shareholder loans, the sale of common stock or other equity instruments, and loans from other sources. However, WWA Group can provide no assurance that it will be able to obtain additional financing to meet its obligations. If WWA Group is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which actions could negatively impact our ability to attract and retain consignors for future auctions.

WWA Group acquired a new yard facility during the quarter ending June 30, 2007 comprised of 90,000 square meters from which approximately 15,000 square meters has been allocated for permanent office premises.

WWA Group has no current plans to make any significant changes in the number of employees.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

Off Balance Sheet Arrangements

As of June 30, 2007, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “ Results of Operations” and “Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance;
-	the sufficiency of existing capital resources;
-	our ability to fund cash requirements for future operations;
-	uncertainties related to the growth of our business and use of services;
-	our ability to maintain an adequate customer base to realize sufficient revenue for operations; and
-	general economic conditions.

WWA Group wishes to caution readers that its operating results are subject to various risks and uncertainties that could cause its actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors ” included elsewhere in this report. WWA Group also wishes to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect its beliefs and expectations only as of the date of this report. WWA Group assumes no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in its beliefs or expectations, other that is required by law.

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

On April 27, 2007 WWA Group received a cease and desist order from the OFAC requiring that WWA Group immediately cease and desist from selling goods or services, or facilitating sales to persons in Iran and Sudan. Due to the proximity of Iran and Sudan to our auction site and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions ultimately ended up in Iran or Sudan. Although we sell no equipment to Iran or Sudan, countries which the U.S. State Department and OFAC have identified as state sponsors of terrorism, it is possible that some equipment at our auctions is sold to entities that re-export to these countries, particularly to Iran. While we have neither any knowledge of nor any means to control such sales, the U.S. State Department or the OFAC could impose fines upon us based on this possibility and has caused WWA Group to restrict any sales to persons in Iran and Sudan. Any further action on the part of the OFAC could have a negative impact on our reputation and on shareholder value.

A Significant Percentage of Corporate Control Lies in the Hands of One Shareholder.

Asia8, Inc. owns and controls voting power over approximately 42% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of WWA Group’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to WWA Group’s shareholders.

WWA Group Competes With a Much Larger and Better-Financed Corporation.

We compete with numerous auction companies throughout the world, but the Gulf Region is our primary market. The used equipment auction market in the Gulf Region has two only significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $2.7 billion dollars in gross auction sales from 90 locations throughout in North America and in 18 other countries and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004

The market for our stock is limited and our stock price may be volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2007.

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