Form 10QSB
period 2007-09-30
WWA GROUP INC
filed 2007-11-14
CIK 1036478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2007 was 18,431,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	September 30, 2007	December 31, 2006
Current assets:
Cash	$ 7,023,851	$ 2,625,570
Marketable securities	10,500	10,500
Receivables, net	3,791,669	2,388,091
Inventories	4,032,678	2,158,294
Prepaid expenses	634,803	156,404
Deposit on purchase	658,243	125,902
Notes receivable	3,497,580	1,191,237
Other current assets	636,761	319,603

Total current assets	20,286,085	8,975,600

Property and equipment, net	4,876,835	4,274,616
New Leasehold Improvement-CWIP	651,550	0
Investments in related party entity	62,500	62,500
Investment in unconsolidated entity	1,500,000	1,500,000

	$ 27,376,971	$ 14,812,717

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ 11,967,171	$ 6,904,235
Accounts payable	3,683,716	1,505,459
Accrued expenses	409,256	280,580
Line of credit	3,130,569	1,668,233
Current maturities of long-term debt	840,316	123,339

Total current liabilities	20,031,028	10,481,847

Long-term debt	1,184,552	89,412

Total liabilities	21,215,580	10,571,259

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000
shares authorized; 18,431,922 and 16,670,803
shares issued and outstanding, respectively	18,432	16,671
Additional paid-in capital	2,703,629	1,537,998
Retained earnings	3,439,331	2,686,790

Total stockholders' equity:	6,161,392	4,241,459

$ 27,376,971	$ 14,812,717
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended Sept. 30		Nine months ended Sept. 30
	Unaudited 2007	Unaudited 2006	Unaudited 2007	Unaudited 2006

Revenues from commissions and services	$ 1,558,061	$ 1,522,389	$ 5,315,352	$ 5,377,818
Revenues from sales of equipment	3,813,483	1,772,347	12,837,527	6,486,393
Revenues from ship charter	318,542	460,000	1,223,542	1,360,000

Total revenues	5,690,087	3,754,736	19,376,421	13,224,211

Direct costs - commissions and services	761,507	659,812	2,331,236	2,175,763
Direct costs - sales of equipment	3,522,558	1,749,790	1,1750,600	6,325,587

Gross profit	1,406,022	1,345,134	5,294,585	4,722,861
Operating expenses:
General, selling and administrative expenses	708,243	499,684	2,297,052	1,901,238
Salaries and wages	422,197	397,744	1,294,021	1,149,884
Selling expenses	47,021	79,403	184,416	163,895
Depreciation and amortization expense	199,636	198,539	529,233	513,948

Total operating expenses	1,377,098	1,175,369	4,304,722	3,728,965

Income from operations	28,925	169,765	989,862	993,896
Other income (expense):
Interest expense	(166,544)	(27,621)	(364,003)	(133,990)
Interest income	30,421	11,072	72,502	72,218
Other income	24,351	24,933	54,181	119,838

Total other income(expense)	(111,772)	8,384	(237,321)	58,066

Income before income taxes	(82,847)	178,148	752,542	1,051,962
Provision for income taxes	-	-	-	-

Net income	$ (82,847)	$ 178,148	$ 752,542	$ 1,051,962

Basic and diluted earnings per common share	$ 0.00	$ 0.01	$ 0.04	$ 0.06
Weighted average shares - basic and diluted	17,258,431	16,670,803	17,130,7326	16,259,038

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	Nine months ended Sept. 30
	2007 unaudited	2006 unaudited
Cash flows from operating activities:
Net income	$ 752,542	$ 1,051,963
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	529,233	438,948
(Gain)Loss on disposition of Assets	(8,417)	82,759
Fair Value of options granted	142,339	146,637
Share Issue Expenses	75,324	0
Loss On Consolidated Entity	0	(5,735)
(Gain) Loss On Securities	0	250,000
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(1,403,578)	8,193
Inventories	(1,874,385)	(1,413,563)
Prepaid expenses	(478,399)	(189,539)
Other current assets	(317,158)	(117,360)
Other assets	(532,341)	(767,895)
Increase (decrease) in:
Auction proceeds payable	5,062,935	386,849
Accounts payable	2,178,256	(216,507)
Accrued liabilities	128,676	161,509
Net cash provided by (used in)operating activities	4,255,028	(183,741)
Cash flows from investing activities:
Purchase of property and equipment	(1,839,277)	(3,780,015)
Proceeds from sale of Fixed Assets	64,692	0
(Increase) Decrease in note receivable	(2,306,343)	2,570,233

Net cash provided by (used in) investing activities	(4,080,928)	(1,209,782)
Cash flows from financing activities:
Increase (Decrease) in line of Credit	1,462,335	(1,769,903)
Payments/Proceeds of long-term debt	1,812,117	(117,730)
Proceeds from issuance of common stock	949,729	350,000
Net cash provided by (used in)financing activities	4,224,181	(1,537,633)
Net Increase (decrease) in cash and cash equivalents	4,398,281	(2,931,156)
Cash and cash equivalents at beginning of year	2,625,570	8,539,958

Cash and cash equivalents at end of period	$ 7,023,851	$ 5,608,802
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

WWA Group, Inc. includes the accounts of WWA Group, Inc. and its wholly owned subsidiary World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E.

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

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at September 30, 2007.

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

September 30, 2007

Note 2 – Summary of Significant Accounting Policies - (continued)

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In April 2006 the Company adopted The 2006 Benefit Plan of WWA Group, Inc. (the “Plan”), considered by the board of directors in December 2005, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan.Since April 2006 through September 30, 2007, a total of 1,250,000 share options were granted to various consultants at an average price per share of $0.50 of which 1,250,000 have been exercised. During the three and nine month periods ended September 30, 2007 the Company recorded an option expense of $317,264 on applying the Black-Scholes option valuation model and completing the required chart information.

Note 3 – Notes Receivable

Notes receivable amounted to $3,497,580 as on September 30, 2007 due to the Company from its trading partners. Amounts in this category are due from regular consignors and sellers, its Australian auction partner and a UAE based mining and crushing company in which WWA Group owns an equity interest.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Discussion and Analysis

WWA Group’s business strategy is to increase cash flow from operations to generate net income to reduce payables and expand operations to new auction sites. WWA Group intends to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow. Our new auction site in Jebel Ali is larger and capable of holding more equipment than our current site, eliminating the previous restraint on growth. Nonetheless, our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of its business.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economics of scale at the Dubai facility are efficient for this purpose. We have also expanded higher margin owned-equipment trading, and buyer and seller services such as shipping and transport. Our ownership of a shipping company and control over a large volume of equipment being moved around the world by our regular consignors provides vertical integration opportunities that could combine auction services with the ability to meet shipping needs.

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

Results of Operations

During the period from January 1, 2007 through September 30, 2007, WWA Group was engaged in conducting un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates. Our regular operations also included trading equipment for our own account, and consolidation of ship charter revenue and expenses. WWA Group expects that over the next twelve months it will continue to hold industrial equipment auctions at established sites and anticipates the opening of new jointly managed auction locations. WWA Group also expects continued expansion of its equipment trading operations in the next 12 months.

For the three months ended September 30, 2007, WWA Group realized a diminished profit from operations than that amount generated from operations in the comparable three month period ended September 30, 2006. The lower operating profit for the current period can be attributed to rent expenses paid for both our prior location and our new location in the same month during our transition to a new auction yard in July 2007; the loss of approximately $140,000 in ship charter revenue in the period due to dry docking; significant ship repair expenses during the dry-docking; and share issue commission expenses of $75,005 in the period.

WWA Group believes that the immediate key to growing its net profit from operations is to increase the number and size of its auctions that are scheduled through the remainder of this year and to increase the profit from our owned equipment trading activities. However, there is no assurance that an increase in the number and size of auctions will generate sufficient revenue from operations or that trading in our own equipment will result in net income in future periods.

WWA Group’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects for the expansion of its business.

Quarters Ended September 30, 2007 and 2006

Revenue

Revenue for the three months ended September 30, 2007 was $5,690,087 as compared to revenue of $3,754,736 for the three months period ended September 30, 2006, an increase of 52%. Revenue for the Nine months ended September 30, 2007 increased to $19,376,421 from $13,224,211 for the nine months period ended September 30, 2006, an increase of 47%. The increase in revenues over the nine month period can be primarily attributed to an increase in the sale of equipment which rose from $6,486,393 for the period ended September 30, 2006 to $12,837,527 for the period ended September 30, 2007, an increase of 98%. Revenue from commission and services during the nine month period ended September 30, 2007 however decreased marginally to $5,315,352 from $5,377,818 during the nine months period ended September 30, 2006.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $1,406,022 as compared to gross profit of $1,345,134 for the three months ended September 30, 2006, an increase of 5%. The increase in gross profit over the comparative periods can be primarily attributed to the increase in revenue associated with the commission and services and a higher trading margin. Gross margins from the sale of equipment have historically ranged from 2% to 8%, while gross margins from auction commission revenue have historically ranged from 40% to 60%.

Expenses

Expenses for the three months ended September 30, 2007 were $1,377,098 as compared to expenses of $1,175,369 for the three months ended September 30, 2006, an increase of 17%. The growth in expenses over the comparative periods can be attributed in part to increases in land rent expense, salaries, mailing costs and communication expenditures. The increase in expenses for the period was also a result of sales commission paid on sale of common stock, and increased ship repair expense. WWA Group expects that direct costs in combination with selling, general and administrative expenses may rise with the increase in the number and size of auctions to be held over the next three months. However, revenue growth is expected to outpace any increases in expenses

Depreciation and amortization expenses for the three months ended September 30, 2007 and September 30, 2006 were $199,636 and $198,539 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets. The anticipated construction of our new physical facility in late 2007 will add to our future depreciation expense.

Net Loss (Income)

Net loss for the three months ended September 30, 2007 was $82,847 as compared to net income of $178,148 for the three months period ended September 2006 .The transition to a net loss in the current quarterly period as compared to net income in the prior quarterly period is mainly attributable to decrease in revenue from ship charter, in addition to the increased in interest and rental expenses. WWA Group expects to return to net income over the next three months, with an increase in revenue from an expanded auction schedule.

Net income for the nine months ended September 30, 2007 decreased to $752,542 from $1,051,962 for the nine months ended September 30, 2006, a decrease of 28%, mainly attributable to the increase in land rent, decrease in ship charter revenue of $141,458 and a share issue expense of $75,005. WWA Group anticipates net income growth over the next three months, based on our current accelerated auction schedule and increasing trading activity.

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

Liquidity and Capital Resources

Cash flow provided by operating activities was $4,255,028 for the nine months ended September 30, 2007 as compared to cash flow used in operating activities for nine months ended September 30, 2006 of $183,741.The transition to cash flows provided by operating activities in the nine months ended September 30, 2007, is primarily attributable to a significant increase in auction proceeds payable and accounts payable. Anticipated increases in revenues and decreases in accounts receivable are expected to provide more cash flow from operations in future periods.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $4,080,928 as compared to cash flow used in investing activities of $1,209,782 for the nine months ended September 30, 2006. Cash flow used in investing activities in the nine months ended September 30, 2007 was primarily comprised of an increase in notes receivable of $2,306,343 from advances to trading partners and to the acquisition of additional property and equipment $1,839,277, offset by cash flow provided from the sale of equipment $64,692.

Cash flows provided by financing activities were $4,224,181 for the nine months ended September 30, 2007 as compared to cash flow used in financing activities of $1,537,633 for the nine months ended September 30, 2006. Cash flows provided by financing activities in the nine months ended September 30, 2007 consisted primarily of proceeds of $949,729 from issuance of common stock, proceeds of $1,812,117 from long term loans and working capital bank financing of $1,462,335.

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group's common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. Since adoption, WWA Group has granted 1,250,000 options to purchase shares of our common stock, of which 1,250,000 were exercised as of September 30, 2007.

On September 28, 2007 WWA concluded a broker assisted private placement of 1,153,927 units at $0.65 per unit, each unit comprised of one (1) share and one half (½) purchase warrant that enables the holder to purchase an additional share in exchange for two half warrants at a purchase price of $1.00 per share for a period of two years subsequent to the effective date of this resolution. As a result of the issuance of 1,153,927 restricted shares of common stock valued at $0.65 a share in addition to delivering 576,964 share purchase warrants, WWA has generated an additional capital of $750,053 in cash. The cost of this private placement was $75,005 in cash commission and issuance of 57,697 commission shares.

WWA Group has a working capital surplus of $255,057 as of September 30, 2007, compared to a working capital deficit of $1,506,247 as of December 31, 2006.

On September 30, 2007 WWA Group had auction proceeds payable of approximately $11.97 million, and accounts payable of approximately $3.7 million.WWA Group had $7,023,851 in cash and $3,791,669 in accounts receivable as at September 30, 2007. WWA Group believes that it has sufficient current assets and operational cash flow to meet its obligations. WWA Group has funded its cash needs from inception through operations, increasing its payables, and a series of debt transactions. WWA Group can provide no assurance that it will be able to obtain additional financing, if needed, to meet its current obligations. If WWA Group is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

WWA Group has acquired a new yard facility during the quarter ending June 30, 2007 encompassing an area of 90,000 Sq. meters from which around 15,000 Sq. meters is allocated for permanent office premises .WWA Group has no current plans to make any significant changes in the number of employees.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in internal controls over financial reporting.

During the quarter ended September 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2007.

WWA Group, Inc.

/s/ Eric Montandon

Eric Montandon

Chief Executive Officer and Director

/s/ Digamber Naswa

Digamber Naswa

Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	DESCRIPTION

3(i)(a)	*	Articles of Incorporation of WWA Group formally known as Conceptual Technologies,

Inc. a Nevada corporation dated November 26, 1996 (incorporated herein by reference from Exhibit No. 2(i) to WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(b)	*	Certificate of Amendment of the Articles of Incorporation of WWA Group filed on

August 29, 1997 (incorporated herein by reference from Exhibit 2(ii) of WWA Group’s

Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(c)

* Certificate of Amendment of the Articles of Incorporation of WWA Group (incorporated herein by reference from Exhibit 2(iii) of WWA Group’s Form 10SB12G/A as filed with the Commission on November 29, 1999).

3(i)(d) *

Certificate of Amendment to the Articles of Incorporation of WWA Group (incorporated herein with reference from Exhibit 3(i)(d) of WWA Group’s Form 10-QSB as filled with the Commission on November 20, 2003).

3(ii)	*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from Exhibit 2(iv) of WWA Group's Form 10SB12G/A as filed with the Commission on November 29, 1999).

10(i)	* Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).
10(ii) *

Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006).

10(iii)

*  Share Purchase Agreement between World Wide Auctioneers, Ltd. and Steven Edward Rogers dated December 20, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on February 15, 2007).

14	* Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

31(a) Attached Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Attached Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) Attached Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of WWA Group.