Form 10-K
period 2007-12-31
WWA GROUP INC
filed 2008-04-10
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

2465 West 12th Street, Suite 2 Tempe, Arizona 85281

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (9,840,922 shares) was approximately $6,002,962 based on the average closing bid and asked prices ($0.61) for the common stock on April 7, 2008.

At April 7, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 18,431,922.

PART I

ITEM 1.	BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

WWA Group was incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On April 9, 1998 the company’s name changed to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, the company acquired World Wide Auctioneers, Ltd. (“World Wide Auctioneers”) a British Virgin Island registered company. We subsequently changed our name to “WWA Group, Inc.” to reflect the acquisition and business focus.

Since the owners of World Wide Auctioneers obtained the majority of the outstanding shares of WWA Group through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of WWA Group. As such, World Wide Auctioneers is considered the acquirer for accounting purposes.

Our United States business office is located at 2465 West 12th Street, Suite 2, Tempe, Arizona, 85281, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511. We maintain our principal place of business in the Jebel Ali Free Zone, Dubai, United Arab Emirates. WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG”.

The Company

Auctioneering Operations

WWA Group trades and auctions transportation and industrial equipment from its primary location in Dubai, United Arab Emirates in addition to various other locations worldwide. Our subsidiary World Wide Auctioneers has held 35 large un-reserved equipment auctions and 23 video and internet auctions from Dubai and Doha, Qatar between March of 2001 and December 31, 2007. Gross auction sales from the primary locations have reached over $600 million during this period, in addition to over $200 million in gross auction sales realized from other auction locations where WWA Group operates in joint ventures or franchise relationships. Equipment auctioned in Dubai and Doha included more than 35,000 items from 4,000 consignors that were sold to over 6,000 bidders.

WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. We also sell light vehicles and other related items such as boats and motorcycles. We generate commission and service income from these auctions that comprise a large portion of our total gross operating revenue.

Recent Auctions

The table below lists the major Dubai auctions in the year ended December 31, 2007.

Auction Date	Gross Sales (in millions)
February 5 - 7	$18.9
April 10 - 12	$20.6
June 11 -13	$24.6
September 8 – 10	$28.6
October 29 – 30	$22.6
December 10 – 12	$17.4

In 2007 we auctioned over $135 million worth of equipment in major auctions at our primary Dubai location. The auctions in 2007 attracted 1,300 successful bidders, a record high. Total lots sold in 2007, over 8,000 items, was also a record high.

We also held 4 video auctions in the year ended December 31, 2007 at which approximately $2.5 million worth of equipment was auctioned. Our commission and service income from these smaller auctions is generally less, as a percentage of gross auction sales, as compared to the major physical auctions listed above.

Revenues

When we refer to “gross auction sales” we mean the total gross proceeds to the seller from final bid prices paid on all equipment and other items sold at any WWA Group auction, or the total proceeds from prices paid for any items at our competitors’ auctions. Gross auction sales are not presented in our consolidated financial statements. Gross revenue as a percentage of gross auction sales is a measure of WWA Group’s operating performance and we believe that gross auction sales provide the most meaningful comparative measure of its relative operating performance between periods, and our sales activity relative to the overall market.

Revenues from commissions and services earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; and buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible. Revenues from commissions and services may be compared to gross auction sales as a measure of relative operating performance between periods. On occasion, WWA Group guarantees a certain net level of proceeds to a consignor. Revenue on guaranteed consignments comes from a percentage of the proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, we can incur a net loss on the sale. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held. WWA Group guaranteed no net proceeds to any consignors in 2007.

WWA Group is focused on selling for the consignor rather than competing with owners and bidders. However, we do purchase and sell equipment at our auctions or in private sales. Sales of equipment owned by us accounted for approximately $11.3 million sold in our auctions, or less than 8.4% of the total gross auction sales in 2007. Another $6.2 million worth of equipment owned by us was sold in private sales in 2007. Approximately 50% of the inventory we purchased for resale comes from regular customers at our own auctions, while the remaining 50% is from various direct sellers worldwide. Inventory purchased from regular consigners is acquired during auctions, and prior to auctions, in the form of guaranteed prices or cash purchases. Revenue from such sales is defined as gross proceeds. All costs of goods sold are accounted for under direct costs.

Auction Particulars

All of WWA Group’s auctions are unreserved, meaning that there are no minimum or reserve prices; each and every item is sold to the highest bidder on the day of the auction. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results.

Our unreserved auctions are focused primarily on the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auctions, meaning they auction a significant amount of equipment that they own. When an auction company becomes overly involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. We have sold equipment for our own account in 2007 and 2006, but the total amount sold was less than 10% of total gross auction sales in these periods.

Of the approximately 1,300 items of equipment sold at each of our auctions in 2007, an average of approximately 800 units were from U.A.E.-based consignors and 500 units from consignors outside of the U.A.E. The equipment for auction is consigned by an average of nearly 140 individual consignors per auction, as follows:

Source of Auctioned Equipment
Auction Date	Number of consignors	Number of countries
February 5 - 7	104	20
April 10 - 12	163	23
June 11 -13	158	18
September 8 - 10	140	16
October 29 - 30	99	11
December 10 - 12	140	16

Among our consignors there are 5 - 10 regular participants who supply large amounts of equipment from U.A.E.-based construction and trading companies. The remaining consignors are typically from the Persian Gulf region (which consignors tend to sell equipment sourced from the region) but are located throughout the world. Singapore is the most heavily represented non-Persian Gulf country at our auctions, from which we have 10 - 15 regular consignors who source used equipment from Japan.

On-line Auctions

Live on-line bidding is a significant component of WWA Group’s ability to involve bidders in locations remote from any given physical auction site in participating in the auction process. We conduct live on-line bidding using our own proprietary interactive software system, marketed as “WWA BidLive,” designed to enhance the best features of existing auction technology. We have experienced a steady user base of WWA BidLive at our Dubai auctions, despite a low internet penetration rate amongst equipment dealers in the Gulf region that comprise a large percentage of our buyers. The on-line approach to auctioning equipment has also opened up many more opportunities for us to sell equipment between our physical auctions in on line only auctions. WWA Group has a proven seller and buyer base that continues to support our on-line only auctions. During 2006 we auctioned over $3,000,000 worth of equipment in four on-line auctions. During 2007 we held no on-line auctions from Dubai, due to a heavy schedule of 6 physical auctions during the year. Nonetheless, we do expect our on-line auction system to capture an increasing percentage of sales in the future and to provide a consistent revenue stream for us.

Auctions Outside the Gulf Region

WWA Group manages industrial auctions in Perth, Western Australia, as a joint venture partner, for WWA Australia Pty. Ltd., a privately owned company. We manage the Australian auctions in addition to licensing our name, customer database, auction system software and hardware. Pursuant to our management agreement with WWA Australia Pty. Ltd., we are reimbursed for all hard costs incurred while assisting with its auctions, and are entitled to fees based on gross auction sales at each auction. WWA Group also has a right of first refusal to acquire WWA Australia Pty. Ltd. but has no commitment or financial obligation to WWA Australia Pty. Ltd.

In 2006 we participated in auctions in Indonesia in cooperation with International Auction Multi-Machine (“IAM”), a separately owned and managed Indonesian-registered auction company, in which we held a minority (19%) shareholding which was sold in September 2006.

WWA Group is considering other opportunities with foreign auction companies and we intend to establish additional permanent sites of our own. We expect that our existing Australian management agreement will mature, and that new managed and permanent auction sites will come into operation over the next 24 months as WWA Group seeks to expand the world wide reach of our auction business. However, there can be no assurance that future partners will be successful or that we will receive any fees from such relationships.

Other Operations

WWA Group is expanding operations through acquisition, including involvement in the shipping and quarry businesses.

Shipping

WWA Group owns and charters a shipping vessel through its subsidiary, Crown Diamond Holdings, Ltd (“Crown”). On June 30, 2006, World Wide Auctioneers purchased Crown for $3,250,000, acquiring a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll on / roll off ship with heavy lift cranes and a shallow draft, making it an ideal vessel for shipping heavy construction equipment in the Gulf. The vessel is chartered through the end of 2009 to a freight forwarding company, which handles shipping for us and our customers. The vessel charter generates gross revenue of approximately $1,800,000 per annum to WWA Group that is scheduled to increase to approximately $2,000,000 for 2008 due to a recent increase in the charter rate.

M/V Iron Butterfly sails on the Dubai / Karachi / Mumbai route. The route is heavily used by our customers and is located along generally calm waters, thereby reducing maintenance requirements and extending the effective life of the vessel.

Rock Quarry

We own a 35% interest in an un-consolidated subsidiary, Marena Industries Ltd. (“Marena”), which through its own wholly owned subsidiary, Power Track Projects, FZE (“Power Track”), a Fujeirah Free Zone company, operates a limestone quarry in the United Arab Emirates. On December 31, 2006, World Wide Auctioneers acquired its interest in Power Track, which interest was subsequently conveyed to Marena in a stock for stock transfer.

Power Track is a licensed equipment and project management company that is currently engaged by the government of Ras Al Khaimah, United Arab Emirates, to move over twenty five (25) million tons of limestone through 2010. The removed limestone is marketed by Power Track as processed aggregate, quarry run, and armor stone. The process of removing the limestone is completed by earthmoving and support equipment that work with three (3) crushing machines capable of producing over ten thousand (10,000) tons of crushed aggregate per day. Power Track intends to expand operations to include washed sand and concrete batching in the near future.

Competition

Equipment Auctions and Trading

The international, used, industrial equipment market is fragmented and very competitive. WWA Group competes for potential purchasers of industrial equipment with equipment manufacturers, distributors and dealers, and equipment rental companies. When sourcing equipment to sell at our auctions, we compete with other auction companies outside of Dubai, equipment dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales. Many of these competitive businesses are significantly larger than WWA Group with substantially greater resources and operating histories.

Within the Gulf Region, the used, industrial equipment auction market has only two significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA is a Canadian based company reporting over $2.7 billion in gross auction sales from 177 auctions in 13 countries. RBA is the world’s largest un-reserved equipment auctioneer, and holds a dominant position in certain geographic locations.

WWA Group entered the Dubai market as a direct competitor to RBA in 2001. Our competitive results are as follows:

Gross Auction Sales in Dubai Year WWA Group RBA
2001	$25,000,000	$45,000,000
2002	$49,000,000	$70,000,000
2003	$89,000,000	$105,000,000
2004	$99,000,000	$79,000,000
2005	$110,000,000*	$60,000,000

2006	$113,000,000*	$60,000,000
2007	$137,500,000*	$78,300,000

*includes on-line sales from our Dubai facility

We have gradually increased our market share in Dubai by offering more attractive pricing and better service than RBA. The gross auction sales data indicates that we held over 64% of market share in 2005 - 2007.

More importantly, the combined gross sales by equipment auctioneers in Dubai grew from $33 million in 2000, prior to WWA Group’s entry, to over $210 million in 2007. This suggests that the equipment auction industry has substantial room to grow even with the advent of competition in certain underserved markets.

The entry of the Al Ain Municipality (part of the Emirate of Abu Dhabi – 100 kilometers from WWA Group’s Jebel Ali Site) into the equipment auction arena in 2004 is also an indicator of the growth potential of the auction business in a large market. The Al Ain Municipality previously sold excess inventory in private sales, but turned to the auction method after researching WWA Group and RBA processes and virtually copying them. These auctions do not accept consignments so they are not in direct competition with WWA Group. Rather than drawing buyers away from WWA Group auctions, these auctions in Al Ain have resulted in increased awareness of the auction model in the region, and have actually drawn additional equipment buyers to the U.A.E. from the region. The Al Ain Municipality has sold most of its surplus equipment and is planning for only small sales over long intervals after 2007.

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

On-Line Auctions

WWA Group competes with other auction companies in other parts of the world for buyers due to Internet access to numerous on-line auctioneers of used equipment, mainly based in the U.S. and Japan. However, we believe there is no substitute for physical auctions when it comes to attracting and retaining buyers, and do not believe there is any significant competition from on-line auction companies or physical auction companies operating outside of our primary market. There are no on-line asset auction companies other than RBA, which offers live on-line bidding at their physical auctions, marketing and focusing their services in the Gulf region.

We are the only auction company offering on-line only auctions in the Gulf region for equipment and industrial items.

Trading

We compete with thousands of new and used equipment traders in the Gulf region, and those that are based outside the Gulf but buy and sell machinery in the region. Competing with these traders requires name branding, financial wherewithal, consistency in dealing, and personnel focused on developing contacts in the local and international markets. We have been successful in buying and selling at our own auctions and in private sales in past years, and we believe we will continue to grow this segment of our revenue.

Competitive Advantages – Auctions and Trading

We believe that we have certain distinctive competitive advantages over all or many of our competitors that have enabled us to attract an increasing number of consignors and bidders to our auctions, and an increasing market share. We base this belief on our realization of significant growth in auction sales and equipment trading in the relatively short term since our inception.

However, we can offer no assurance that we will continue to be successful in competing with existing and emerging equipment auction businesses in the Gulf region. RBA entered the Gulf market in Dubai in 1998, and made a public announcement in 2000 that they expected as much as 10% of their overall net income to be generated by the Middle East market auctions. However, in 2001 – 2006 they did not aggressively grow their market in Dubai, likely due to differences in their corporate practices with those of local traders, confusion when World Wide Auctioneers entered the market, a shift in focus to other international expansion opportunities, and local personnel problems.

We expect RBA to increase their gross auction sales in Dubai in 2008, based on recent sales volumes, new staff, and a new commitment to grow sales. However, it is unlikely that RBA will be able to continue operating from their existing facility in the Jebel Ali Free Zone past 2010. Land is increasingly in short supply relative to the port’s capacity, and many locators are being moved as their leases expire. New leases are being signed at rates up to 10 times higher than rents prior to 2000, which will likely cause RBA significant financial and business planning problems.

We believe that the increased competitiveness in the market, combined with our new larger 20-year leased facility and our own expanded 2008 sales plan, will result in further healthy growth in the overall industry and in our own sales.

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

RBA reports that it “underwrites” (guarantees or purchases) approximately 25% of the equipment sold in its auctions around the world, as opposed to WWA Group’s total underwriting at auctions in 2007 of approximately $11,300,000, or less than 8.4% of gross auction sales. We believe RBA underwrites substantially more than 25% of the gross auction sales in Dubai.

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

WWA Group has also introduced new auction technologies to the industry, and management believes that WWA Group is the world’s first physical industrial equipment auction company to combine such technologies. These new features include:

•	Fully enclosed air-conditioned bidding arena with glass viewing windows during summer season;
•	Plasma TV screen presentation of items to be sold, with dual currency live asking price displays;

•

Wireless electronic bidding buttons that bidders can use if they prefer to keep their buying strategy discreet from the other attending public bidders, with high bidder number appearing on the plasma TV screen; and

•	Video auctions of late arriving imported equipment after each physical auction, and on-line only auctions for equipment arriving between physical auctions.

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers. Several features we introduced at our Dubai auctions have been subsequently implemented by RBA in Dubai.

Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to our operating efficiency and reduced errors. We have a less restrictive policy than our competitors regarding new technology and procedures, and our executive officers play a major role in operations, therefore allowing us to test and implement new ideas very quickly.

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

While focusing on developing our stated competitive advantages, we have moved to a larger permanent site in the Jebel Ali Free Zone, where we will operate in a state-of-the-art auction arena and workshop facility. The small size of our former yard and restrictions on construction of permanent facilities had strained our competitiveness and growth in past years. We also plan to increase the number of locations in the Gulf region at which we conduct auctions. WWA Group has experience in conducting auctions in other countries, and has decided to focus on the booming Gulf region for expansion. We are already the largest construction equipment auction company in the region, and we plan to solidify our position by expansion into other underserved markets using our existing economies of scale in Dubai.

Trading

Many traders we compete with are specialized, work with a few partners as opposed to many, and do not have international the representation that WWA Group has at its disposal. Auction companies are known to be large buyers of equipment packages, and therefore we receive more sellers’ proposals ahead of smaller traders. We have a purpose built distribution channel for sales of owned equipment, and we have a known buyer base of thousands of active buyers.

We also have our own shipping vessel to assist buyers and sellers of equipment in private transactions. We also buy equipment primarily for sale in our main market in the Gulf region, as opposed to other auction companies that have numerous sites in other markets to support. We believe these factors result in certain competitive advantages over other traders and other auctions companies that trade for their own account.

Shipping

We compete with many other vessel owners and freight companies that operate ships and book cargo in the Gulf. Heavy sea freight volume to and from India and the Gulf has resulted in new and used vessels being put onto these routes by major players in the industry. The shipping market is very strong in the region and niche vessels such as ours are in great demand.

Competitive Advantages
•	The small size of our vessel, combined with high capacity ramp and lifting gear, makes it ideal to serve the smaller underserved ports carrying heavy equipment.

•	Our entry into the market was timed correctly, and the investment in our vessel is currently lower than the market price for sister ships.
•	Our vessel burns lower priced heavy fuel, as opposed to the light fuel requirements of similar vessels.
•

We have numerous buyers and sellers of equipment that do business with us and need sea freight service, providing our charter party with a consistent source of revenue to keep the vessel full on its primary routes.

These factors, along with the respected international classing of the vessel and above average maintenance, combine to give us key advantages over other vessel owners in our market.

Rock Mining

We compete with over 200 quarries selling similar material to a large buyer base in the Gulf. Many are much larger and better financed that our un-consolidated mining subsidiary. There have been few barriers to entry in this business up until 2007, and prices have been kept very competitive by large buyers of material and local political factors.

However, we have key advantages such as:

•	Our royalty rate is below the recent market levels of new entries.
•	Increasing prices for equipment and compliance with new environmental laws are restrictive to new entries.
•	We have fast, below market price access to a revolving base of mobile mining equipment in our own inventory.
•	Many of our numerous equipment buying and selling customers are in related businesses such as transport, building and ready mix, providing us with key access to buyers of material.

Markets

Equipment Auctioneering and Trading

WWA Group operates in the auction segment of the global industrial equipment marketplace, selling virtually all types of earthmoving, construction, transport and marine equipment through unreserved public auctions. WWA Group is also diversifying into materials supply, with investment in the U.A.E. quarrying industry, and shipping. We intend to position WWA Group as a diversified supplier to the booming GCC construction industry.

We chose to enter into the auction segment of the industry for several reasons, including:

•	the sheer size and fragmented nature of the industry,
•	the relatively small penetration of the auction model in the industry outside of North America
•	the attractiveness of the auction method,
•	the resilience of the auction model in both upward and downward trending economic cycles,
•	the projected growth in construction spending in the Middle East and several other regions outside of North America, and

•	the dominance of the segment in certain regional markets by one company and the resulting stagnant segment growth in those markets.

Market Size and Growth

The strength of the global equipment markets continues to exceed expectations. While the U.S. market showed relatively stagnant demand for new equipment, the global market in which WWA Group primarily operates compensated with a major surge. The U.S. Association of Equipment Manufacturers reports that 2007 exports of heavy equipment reached $17.2 billion, an increase of over 26% above the 2006 figure. Exports to Africa rose 67%, while exports to Asia grew 57%, shipments to Europe grew 50%, and Latin American purchases grew 20%.

AEM Senior Vice President Al Cevero stated:

This positive export data underscores the importance of global trade to American manufacturers as they face a slowdown in U.S. business, as well as the continued need for free and fair trade across borders. The worldwide demand for infrastructure building has helped the construction equipment industry remain strong... Countries around the world are committing to infrastructure projects that increase their capability to compete in the global marketplace. The United States also needs to step up infrastructure investment or risk being left behind, especially by emerging markets.

AEM’s report is supported by results from equipment giant Caterpillar, which reported that U.S. sales fell 11%, but that the drop was offset by a 24% increase in Latin America and a 31% spike in the Asia/Pacific region. Sales overall were up 9%.

The Freedonia Group, a Cleveland-based industrial market research firm, projects that worldwide demand for heavy construction equipment will rise by an average of 5.4% annually through 2009.

Demand for second-hand equipment remains strong both within the U.S. and globally. In the U.S., reduced demand from the residential construction market has been matched by increased demand from the mining and energy industries, driven by a global commodities boom. The resulting movement of equipment assets has created an extremely active market for second hand heavy equipment. On a global scale, second hand equipment is in high demand as rapidly increasing prices for steel and other raw materials, drives the price of new machinery up, making the second hand alternative more attractive. Global auction firm Ritchie Brothers Auctioneers (NYSE: RBA) is one of the world’s largest traders of second hand equipment, and RBA results are a reasonable indicator of global demand for second hand equipment. RBA gross auction sales increased 17% in 2007, indicating that demand for second hand equipment remains robust. Within the U.S., auction sales of second hand equipment have traditionally been insulated from the impact of economic downturns. Equipment users may buy less new equipment during periods of slack growth, but trading of second hand equipment remains very active. RBA’s U.S. auction volume has remained strong despite the slump in new equipment buying, and the U.S. market remains a very attractive target for industrial auctions.

Penetration of Auction Segment

Despite the huge size and sustainable growth of the used equipment market, only a fraction of that equipment is sold through auctions, the majority being sold directly by the owner or through dealers and brokers. RBA is by far the largest equipment auction company in the world. RBA’s gross auction sales for the year ended December 31, 2008 reached $3.18 billion. RBA claims to sell more at auction than their 25 largest competitors combined. In North America, RBA and others estimate that 20% of all used equipment changing hands is traded at auction. Analysis of data available suggests that of the $80 to $100 billion of equipment changing hands outside of North America each year only about 1% is at auction. WWA Group expects this percentage to increase, and eventually to match the 20% penetration rate realized in the more mature U.S. and Canadian markets, leaving a great deal of room for growth.

Analyst Bruce Simpson of William Blair & Company stated in 2004 that:

The size of the used equipment market and the relatively small penetration of the auction model suggest that the company (RBA) has years of open-ended growth in front of it.

WWA Group believes this statement applies to the segment as a whole and all participants, especially outside of North America.

Attractiveness of the Auction Method

The auction method is becoming more attractive to sellers due to the Internet and the general globalization of business communications. Buyers have more access to price and availability information, and thus the trading business is becoming more transparent – there are no longer participants that have information advantages over others. This results in more sellers accepting the auction method as the preferred way to realize market value for their inventory in a timely and cost efficient manner than selling it themselves. WWA Group believes that this trend also will contribute to the growth of the auction segment.

The ability of auctioneers to sell a wide range of equipment and related assets, offering a more comprehensive choice to bidders, is attracting more buyers. Industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location. Truly unreserved auctions attract buyers who are willing to travel to an auction or bid on-line on items they believe they can buy for fair prices; an auction house that builds a reputation for fair practices to buyers and delivery of goods as represented builds its return buyer base.

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

In recent years, we have been operating at a profit in a very active, high demand growth environment where it has been difficult to locate good quality equipment to auction. However, this environment also generates fleet re-alignments, mergers and acquisitions, lease returns, project completions, and even financial pressure from over-commitments. All of these conditions favor the auction model.

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

The Gulf Region Market

Oil and Gas

The U.S. Energy Information Agency, using OPEC data, reports that oil export receipts for the U.A.E., Qatar, Kuwait, and Saudi Arabia reached $300 billion in 2006 and grew to $323 billion in 2007. Natural gas represented an additional revenue source, with leading producer Qatar generating over $12 billion in gas export revenues in 2007; Saudi Arabia and the U.A.E. also reported substantial natural gas revenues.

The continuing environment of high oil prices has driven rapid economic growth. Nations of the Gulf Cooperation Council (GCC) have seen a cumulative expansion in nominal GDP of 74% over the last three years. For the GCC as a whole, GDP per capita has risen over the last three years to over $17,000 from below $11,000. This trend is expected to continue, with non-oil GDP showing marked expansion as large sums invested in construction, tourism, trade, infrastructure, and industry begin generating returns. The U.A.E.’s non-oil nominal GDP growth has been averaging16 per cent for the period 2002-2006 and is expected to go up to 21 per cent in 2008. Total nominal GDP is expected to increase by 16 per cent from $188 billion to $218 billion, driven primarily by growth in sectors like manufacturing, construction, financial services and tourism. Analysts with the Kuwait Financial Center report that the GCC as a whole is expected to witness an expansion of 14 per cent in 2008, compared to 11 per cent in 2007. The aggregate fiscal surplus of the GCC region is expected to reach $162 billion in 2008, the highest ever in the history of the GCC region. The aggregate GCC current account surplus is expected to grow at a rate of 16 per cent to reach $212 billion, the highest ever in GCC.

Oil producing nations in the Gulf region saw an unexpected windfall in 2007. Income projections for the year were based on relatively conservative projections. Qatar, for example, based its 2007 budget on an assumed average oil price of $40/barrel. The actual average price for the year reached $72, generating billions of dollars in unanticipated revenue: Qatar had a budget surplus of $2 billion for the year. Budget projections are based on an anticipated 2008 average oil price of $55, and with oil prices for the first quarter of 2008 averaging over $90/barrel, regional budget surpluses seem set to remain very high, providing ample resources for the completion of current development projects and the initiation of new efforts.

The prevailing environment of high energy prices is expected to continue for a number of years. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high income for the OPEC nations in general and the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges. Brad Bourland, economist with the Saudi American Bank, has predicted that even at a very conservative average oil price of $50/ barrel, GCC oil revenues over the next 20 years will reach $24 trillion.

The beneficiaries of the oil price boom are investing the proceeds in new infrastructure, catching up from a decade of neglect during the oil glut of the 1990s. MEED Projects, the project-tracking venture of the authoritative Middle East Economic Digest, announced on March 31, 2008 that projects now being tracked in the GCC region are valued at over $2 trillion, a 40% increase in one year. Since the threshold for inclusion in the MEED Projects database is $50 million, thousands of smaller but still significant projects are not included in this figure: review of project announcements in regional publications suggest that the total value of these smaller projects totals between 30% and 50% of the value of the large projects tracked by MEED.

This expanding business environment appears set to continue for years. The IMF report cited above comments that “Envisaged spending plans imply continued prudent management of oil revenue in the region as a whole”, and adds that “The increased spending can be financed easily, even if oil prices were to decline significantly... Middle Eastern and Central Asian oil-exporting countries, in aggregate terms, will be able to undertake their envisaged spending plans and still set aside substantial savings for the future.” MEED’s announcement of the $2 trillion figure includes the comment that of the total projects tracked by the index, however, only 25% are currently under construction at March 2008, which implies a further three to five years of “intensive construction activity to come,” at a minimum.

GCC nations are rapidly diversifying their economies with large domestic investments in non-oil industries: Dubai's non-oil foreign trade reached $185 billion in 2007 compared to $139 billion in 2006 a 33 per cent increase. The regions oil producers are also investing heavily in foreign assets; a December 2007 report by RGE Monitor comments that:

By the end of 2007, GCC Sovereign Wealth Funds (SWFs) will manage over $1 trillion. GCC central banks – counting the non-reserve foreign assets of the Saudi Arabian Monetary Agency (SAMA) -- will manage another $460 billion. Their combined portfolio will thus approach China’s $1.7-1.8 trillion portfolio in size... total Gulf investment abroad would far exceed $2 trillion.

The combination of increasing oil income, prudent management of that income, domestic diversification and extensive investment in productive foreign assets indicates that the Gulf economies will have the means to complete and expand their spending plans, and that the regional equipment market will remain in an expansionary mode for years to come. Many of the major construction projects referred to below are in the earliest phases of development, and many are phased projects that will be generating demand for materials and equipment for many years to come.

Dubai

The Emirate of Dubai has led the U.A.E. construction boom for years. Dubai has minimal oil reserves, but has successfully diversified its economy and emerged as the regional trade and transport hub, a favored location for corporate headquarters in the region, and as a major center for tourism and real estate investment. Dubai is the region’s leading equipment trading center, combining demand from projects within the emirate with extensive purchases of equipment destined for use elsewhere in the U.A.E. or in neighboring countries.

Demand within Dubai is driven by an enormous surge in construction spending, spanning a wide range of investment in tourism, real estate, infrastructure, transport, and industry. A partial list of major projects now under construction in Dubai includes:

•	the $8 billion Burj Dubai complex, including the world’s tallest building;
•	the $4.2 billion Dubai Mall;
•	the $4.2 billion expansion of the Dubai International Airport;
•	the $1.6 billion Dubai Festival City;
•	the $10 billion Dubai Marina;
•	the $1.4 billion Jumeirah Islands development;
•	the $5 billion Dubailand theme park;
•	the $3.4 billion Dubai Mountain City;
•	the $2.7 billion Dubai International Chess City;
•	the Dubai World Central airport complex, a 6-runway airport and surrounding commercial center, with cost estimates over $32 billion;
•	the $10 billion Dubai Waterfront, the most ambitious reclamation effort ever undertaken;
•	the $1 billion Dubai Maritime City;
•	the $1.8 billion Golf City;
•	the $3.8 billion Legends theme park;
•	the $27 billion Bawadi Hospitality Project;
•	the Dubai Business Bay, with $54 billion in committed investment;
•

the Palm Deira, a new 80km/sq city (larger than Manhattan) on a man-made island - dredging and reclamation work is already underway, at a cost of $4.37 billion – the development is expected to include 8,000 villas, hotels, clubs, shopping malls, and other luxury facilities; and

•	the $61 billion Arabian Canal complex.

The Emirate of Dubai has committed itself to massive infrastructure development, with Roads and Transport Authority Chairman Mattar Al-Tayer announced on March 31, 2008 that the Authority plans to invest at least 75 billion dirhams ($20 billion) over the next five years on transport infrastructure. Literally thousands of smaller private-sector projects are underway, focused on providing residential, office, commercial, and leisure space for the emirate’s population, which is surging at a rate of over 6% per year.

Dubai’s building boom remains in its early stages. Several of the largest projects are in the earliest stages and work on the ground has barely begun, and their impact on markets for machinery and construction materials has yet to be felt. The Dubai Waterfront project, the most ambitious reclamation project ever undertaken, is set to begin operations in 2008.

The Arabian Canal, involving the movement of 1 billion cubic meters of earth, may be the largest short term earthmoving projects ever undertaken, requiring a minimum of 2,500 heavy machines. This project will also be initiated in 2008 and will have a major impact on regional equipment demand. The earthmoving and civil works on this project are expected to be awarded to several of the world’s largest engineering companies in a consortium. These companies face a major shortage of new and used machinery for the project due to large recent orders of new equipment by Al Jaber and others, and the lack of shipping space and cost issues related to brining in equipment from outside the region. A recent report by Arabianbusiness.com on April 7, 2008, says that Limitless (part of Dubai government owned DP World) is spending around $11 billion to build the canal alone, and another $50 billion on a sprawling 20,000-hectare development that will stretch for 33 kilometres along the inland section of the waterway. A 1,200 meter tall building originally planned to be located on the Waterfront Project, is planned to be the centrepiece of this development. The new tower will be by far the world’s tallest, higher than the Burj Dubai Tower in Dubai at 900 meters tall and still being built up as of the date of this report.

Abu Dhabi

The oil-rich emirate of Abu Dhabi has seen its income soar in the last two years, and is investing in a series of projects that rivals those of Dubai. Abu Dhabi Chamber of Commerce and Industry Chairman Salah Salem bin Omair Al Shamsi reported on June 14, 2006 that the Emirate planned to spend $163.4 billion within 5 years, of which $87 billion will go to the construction sector, $32.7 billion will be spent on development and expansion of the tourism sector, $9.5 billion will be devoted to new power and water projects and $21.8 billion will be poured into expanding the oil and gas sector.

A partial list of Abu Dhabi’s leading works in progress includes:

•	the $6 billion Taweelah aluminum smelter;
•	the $2.7 Abu Dhabi Exhibition Complex;
•	the $8 billion Najmat Abu Dhabi project;
•	the $27.2 billion Saadiyat Island development;
•	the $30 billion Al Reem island development;
•	the $6.8 billion Shams Abu Dhabi mixed-use development;
•	the $2.17 billion Abu Dhabi exhibition complex
•	the $6.7 billion Abu Dhabi Airport expansion;
•	the $4 billion Fujairah oil refinery;
•	the $2.2 billion Taweelah port development;
•	the $9.5 billion Emirates Pearl mixed-use development;
•	the Al-Raha Beach Development, a $14.5 billion new city for 120,000 people, envisioned as the new gateway to the emirate;
•	a $15 billion renewable energy research initiative;
•	the $40 billion Yas Island project;
•	the $9 billion Danet Abu Dhabi project; and
•	the $2 billion Capital Centre.

The Rest of the U.A.E.

The U.A.E.’s smaller Emirates have jumped in with large projects of their own, including:

•	Ras al Khaimah’s $5.5 billion Sanctuary Gardens, $5 billion Marjan Islands/Al Hamra Village, $3 billion Al Jais Mountain Resort, and $2.7 billion Mina al Arab;

•	Um al Quwain’s $2.72 billion White Islands and $3.3 billion Um al Quwain Marina; and
•	Sharjah’s $5 billion Nujoom Islands project.

Qatar

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

Qatar has embarked on a massive construction spree, with $57 billion in oil and gas projects and $23 billion in other construction. Qatar has budgeted $15 billion for tourism and hotel projects, $1.6 billion for water and electricity projects and $7 billion for the modernization of Qatar’s infrastructure. A partial listing of projects now underway includes:

•	a $3 billion aluminum smelter, a joint venture between Qatar Petroleum (QP) and Norsk Hydro of Norway;
•	the $4 billion Qatargas II project;
•	a $6 billion gas-to-liquids plant being built by Royal Dutch Shell;
•	the $8.16 billion Lusail residential/commercial real estate project;
•	a $4.77 billion causeway linking Qatar and Bahrain;
•	the $5.5 billion new Doha international airport;
•	the $2.5 billion Pearl of the Gulf man-made island project;
•	the $14.5 billion Ras Laffan port and Gas processing facility;
•	the $7 billion Dolphin natural gas development project;
•	a $20 billion downstream petrochemical development;
•	a $3.9 billion power and desalination project; and
•	the $5 billion Al Khor tourism project.

Saudi Arabia

Leading oil producer Saudi Arabia, with $194 billion in oil revenues in 2006, is another leading construction market. Spending allocated for new development projects nearly doubled in 2007, with emphasis on programs for educational facilities, hospitals, and the ambitious new economic cities, notably the $26.6 billion King Abdullah Economic City, a state-of-the art residential and industrial complex. $26 billion has been allocated for education and manpower development including building 2,000 new schools and universities for Tabuk, Najran, Al Baha, and Riyadh. Nearly 400 primary health care centers and 13 new hospitals are planned in addition to more than 60 other hospitals in various stages of development. These are aimed to provide almost 10,000 new beds for the health service. 8,000 kilometers of new highway are planned in addition to 16,000 kilometers already under construction, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years with many more planned.

Kuwait

Kuwait’s handling of its oil revenues has been relatively conservative to date, but a number of major projects were announced in 2007, including:

•	the $77 billion City of Silk project;
•	a new rail system costing $11 billion; and
•	a $2.1 billion international airport expansion.

Kuwait is expected to be a rapidly growing focus of demand for equipment and construction materials.

Positioning and Expansion

The enormous volume of ongoing construction and infrastructure projects in the Gulf region has led to huge demand for industrial equipment. In early 2008 the Abu Dhabi-based Al Jaber group placed a single order for 720 Caterpillar machines valued at approximately $220 million, one of the largest single equipment orders in history. The huge volume of projects and the imminent completion of many first wave projects have generated large and growing demand for equipment trading services: contractors and managers of completed projects need to dispose of surplus equipment, which is in extremely high demand.

Our early decision to focus on Dubai and the Middle East, made before the current boom began, has left us in an ideal position to benefit from this sustained acceleration in regional business. In 2004 we outsold global auction giant Ritchie Brothers Auctioneers for the first time to become the leading player in the regional industrial auction market, a lead that has continued through 2007. We intend to continue research into opening new auction sites in the region in the next 18 months. Other auction sites have the potential to yield auction turnovers, revenues, and earnings equal to those we are now gaining from our Dubai auctions.

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

With an established base, a leading market position, and an extensive network of regional industry contacts, WWA Group management believes that our prospects for rapid growth in the used, industrial equipment market over the next two years are excellent.

The Australian Market

Australia is a major beneficiary of the current global commodities boom. Australia is the world’s leading exporter of coal, bauxite and iron ore and the fifth leading exporter of liquefied natural gas. Prices for all of these commodities remain at sustained historic highs, giving companies both the incentive and the cash to rapidly expand production and improve infrastructure. The OECD’s Economic Survey of Australia reports that:

Currently, one of the main driving forces of economic activity is the global boom in mining commodities in which Australia is a major exporter. The terms of trade are currently around a 32-year high and business investment, especially in mining and associated infrastructure, is growing at double digit rates.

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

The Shipping Market

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

Shipping analysts now project that the rapid introduction of new shipping capacity will lead to an overall 5% decline in cargo rates. Shippers responded to the accelerating environment of capacity shortage that prevailed from 2002 through 2006 by placing an unprecedented number of orders for new vessels. Shipbuilding is time consuming and expensive, and it was only in 2007 that the impact of this construction surge was felt.

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

The result has been a dramatic rise in shipping rates in the Gulf Region, the Indian Ocean and the Red Sea from 2002 levels. Rates have generally been stable as of late, but vessels are generally full at very profitable levels. There is no sign of any slowdown in trade in the area, or of any material increase in shipping line capacity expected in the next several years. This market environment has created a strong regional demand for smaller vessels that can handle diverse cargos on underserved routes, which often utilize port facilities that are incapable of handling the extremely large ships now dominating shipyard output. There is a shortage of shipping vessels in this category, particularly car carriers and smaller general cargo vessels with RO / RO and heavy lift capabilities. The Arabian Gulf and Indian Ocean are ideal for this type of small vessel, and freight rates are very strong in this market while larger vessels are focusing more on serving the mainstream routes. The M/V Iron Butterfly is ideally suited to exploit this opportunity, and the existing charter offers WWA Group sustained assured revenue and an important value-added service for customers.

The Rock Market

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

No official projections of demand for aggregate exist, but studies performed by Power Track based on projections of cement demand and asphalt-using projects currently underway indicate that regional demand for aggregate will expand from approximately 203 million tons/year in 2006 to over 324 million tons in 2010. Current supply is inadequate to meet demand, and a doubling of cement production capacity is placing additional strain on the market, with cement producers consuming huge quantities of crushed limestone that would otherwise have been available to concrete producers.

Meeting the demand for this basic construction material will require substantial investment in modern, large-scale, reliable production of high-quality aggregate, along with investment in transportation equipment and infrastructure. Interviews with ground-level industries support this conclusion. Executives at Abu Dhabi Ready-Mix, a major supplier of concrete to that Emirate’s major construction projects, report that the large ready mix company is expanding capacity to support a projected 600% increase in demand for its products by the end of 2008. This increase stems in part from the preference shown by major contractors for large suppliers of established reliability, but it also indicates that demand for concrete – and therefore for cement and aggregate – is likely to substantially surpass expectations.

Armor and marine rock in the 1-10,000kg range has traditionally been a by-product of aggregate quarry operations, with rock too large to be fed into crushers set aside for use in the construction of quays, breakwaters, and other marine facing requirements. Little effort has been made to track supply and demand requirements for what has generally been a relatively minor commodity.

Demand from Gulf Region Construction

The pattern of construction within the Gulf States has transformed bulk rock from a by-product to a commodity in extremely high demand. Dubai has set the trend, focusing on huge offshore reclamation and coastal development projects aimed at extending the emirate’s limited endowment of high-value waterfront real estate. The same pattern has been replicated elsewhere, most notably in Abu Dhabi, Qatar, and Bahrain, all of which are engaged in reclamation on a massive scale. The largest dredging and reclamation companies in the world, including Belgium’s Boskalis (Doha International Airport, Ras Laffan Port, Shaikh Khalifa Bin Salman Causeway) and Dredging International (Al Raha beach, Pearl Qatar) and the Netherlands’s Van Oord (Palm Deira, North Bahrain New Town, Dubai Maritime City) and Jan de Nul (Jebel Ali Port Phase 2, Palm Jebel Ali) have moved huge quantities of dredging equipment to the region and are working at full capacity to meet demand for reclamation services. These projects, which involve creating new land masses on the largest scale ever attempted, involve huge quantities of bulk rock. The Palm Jumeirah, the first and smallest of the Palm man-made islands, required 7 million tons of rock armor. The Palm Jebel Ali, the second Palm project, has absorbed millions of tons of rock armor. The World, another Dubai reclamation project, is expected to top 30 million tons of rock, with reclamation continuing until 2008.

The requirements of these projects are dwarfed by those of projects that are in early construction. The Dubai Waterfront, the most extensive reclamation project in history, is expected to involve the movement of 1 billion tons of rock, according to Sultan bin Sulayim, the chairman of Nakheel, the company developing the project. The Palm Deira, the largest of the Palm Islands, will require 70 million tons, Abu Dhabi’s Al Raha beach development, which will reclaim 500 hectares of land behind 30km of marine walls, will require tens of millions of tons.

The surge in port development in the region, particularly the New Doha and Ras Laffan ports in Qatar and the Jebel Ali port expansion and Dubai Maritime City/Port Rashid complex in Dubai, are another major source of demand for bulk rock. Ports and other coastal projects require extensive breakwaters and quay walls, which are constructed almost entirely of bulk rock. A typical breakwater project will require over 650,000 tons of rock per kilometer of breakwater. It is no surprise, then, that port developments are major consumers of bulk rock. Qatar’s Ras Laffan LNG port is expected to consume 17 million tons of rock. Phase 3 alone of the Jebel Ali Port Expansion is expected to use 2.5 million cubic meters, or roughly 6.75 million tons. Qatar’s New Doha Port, which will be built on 500 hectares of entirely reclaimed land off the New Doha International Airport site, will require extensive breakwater construction and tens of millions of tons of rock, as will the major port and industrial zone development at Taweelah, between Abu Dhabi and Dubai.

The network of man-made islands and reclamation projects will be linked by extensive causeways, another major consumer of rock. A 40km causeway linking Bahrain and Qatar was granted final approval in August 2006, and a much longer plan to link the U.A.E. with Qatar, potentially the world’s longest bridge, is awaiting final approval pending resolution of territorial issues with Saudi Arabia. These projects will require tens of millions of tons of rock armor.

It is projected that over two billion tons of bulk rock will be required to meet demand by the developers of the numerous islands, waterfront resorts and residential communities, ports, oil and gas terminals, causeways, bridges and other breakwaters over the next 10-15 years. Current demand, at roughly 60 million tons per year, is expected to increase rapidly through 2008, and then spike abruptly from 2008 to 2015, when Dubai Waterfront, Palm Deira, Al Raha, Arabian Canal and other major consumers reach their peak consumption period. During this time, if these projects consume rock at anything like the rate established by smaller versions now under construction, total annual demand could easily exceed 250 million tons/year.

Supply

While demand for crushed-rock aggregate, armor rock, and other quarry products has escalated and seems set for a further escalation, production and transport capacity remains fragmented and dominated by small-scale producers with limited reliability and quality control. Due to constraints imposed by geology, quarrying of rock to serve the U.A.E., Qatar, Kuwait, and Bahrain is effectively limited to the Al Hajar al Gharbi Mountain range in the U.A.E. (Emirates of Ras al Kaimah and Fujeirah) and Oman, which supplies the needs of this entire surging construction industry. Because of the high bulk and low value per ton of quarry products, importation from outside the immediate region is not practical. Of these supplies, most are sourced from Ras al Khaimah (RAK), which enjoys substantial location and transport advantages: quarry products enjoy relatively short transport to ports, where barges transport them to their ultimate destinations. Some quarry material produced in the Emirate of Fujeirah is also shipped through RAK ports.

A small number of top and medium-tier producers, notably Stevin Rock and Ras al Khaimah rock, yield around 83 million tons/year of combined aggregate and rock, with normal industry ratios suggesting that around 60 to 65 million tons of this is aggregate and the balance rock. The remaining local production comes from approximately 140 small operations, mainly scattered along the northern slopes of the Al Hajar al Gharbi Mountains in Ras al Khaimah and Fujeirah. Interviews with numerous quarry managers and knowledgeable industry sources suggest that these small operators produce an average of slightly over 1 million tons/year of aggregates and around 200,000 tons of rock each. These figures suggest that all quarries in the U.A.E. and major operators in Oman produce approximately 213 million tons of aggregate and 50 million tons of rock annually, with an estimated additional 13 million tons of aggregate and 20 million tons of rock imported from smaller operators in Oman.

These figures indicate that current supply is barely sufficient to meet estimated demand. Field observation confirms that this is indeed the case. Armor rock in particular has become a seller’s market, with major consumers openly soliciting new relationships with producers and attempting to recruit new suppliers. Aggregate consumers, notably major ready-mix concrete suppliers, report having to resort to rounding up supplies of aggregate from numerous far-flung producers, while interviews with quarry operators yield a consensus that quarries can now sell every bit of aggregate that they can produce.

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

Demand for rock and aggregate is likely to increase at a 25% compounded annual growth rate. Demand for aggregate by 2010 is expected to be up to 125 million tons above today’s demand level; demand for rock could quadruple as major reclamation projects like the billion-ton Dubai Waterfront hit full stride. Increases of this level cannot be met simply by adding new small quarry operations.

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

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, concessions, or labor contracts. However, we have received protection for exclusive use of the name “WWA” and our logo in the U.A.E. by the U.A.E. Ministry of Economy. We also have a franchise relationship with our joint venture partner in Australia, WWA Australia Pty. Ltd., whereby we license our name, customer database, and auction system software and hardware. We intend to increase the number of our franchising relationships in the future, and we also intend to protect our name and logo in other countries around the world.

Governmental and Environmental Regulation

Environment

WWA Group’s operations are currently subject to the general corporate laws and regulations of the United States, and the laws of the Jebel Ali Free Zone Authority (Dubai) relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening of other facilities in other locations may subject us to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of auction sites depends upon the receipt of required licenses, permits and other governmental authorizations. Further, we may be subject to various local zoning requirements with regard to the location of our auction sites, which may vary from location to location.

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

Our consolidated subsidiary Marena and its 100% owned subsidiary Power Track Project are subject to rules imposed by the Environmental and Health Department of Ras Al Khaimah regarding the emissions and control of dust in mining operations. We have engaged a consultant and applied for necessary operating permits that are necessary to be issued by the ENH of RAK, and we expect to be in full compliance with all rules and laws imposed by them. However, our subsidiary faces the risk of significant compliance costs, and risks of shut downs if controls are not deemed to be sufficient.

Doing Business with Nationals of Countries identified by the U.S. as State Sponsors of Terrorism

The U.S State Department and the U.S. Treasury Department of Foreign Assets Control (“OFAC”) have identified Iran, Sudan and Syria as state sponsors of terrorism, and forbid the sale of goods or services by U.S. persons or companies to these countries or to agents of the respective governments of these countries.

On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan.

WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of these countries which OFAC has identified as state sponsors of terrorism However, we have in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, exported such purchased equipment to their countries of residence.

Since May of 2007, in compliance with the OFAC “cease and desist” order, we have enforced a policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria. However, in early 2008 the Office of Foreign Asset Control ("OFAC") of the U.S. Treasury Department requested that WWA Group sign a Tolling Agreement intended to toll the time frame permitted under the relevant statute of limitations in which the OFAC might continue its investigation into our operations for approximately one year from the date of signature.  WWA Group complied with the OFAC’s request. Nevertheless, we are unaware of any allegations of wrongdoing asserted or contemplated by the OFAC.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, including but not limited to, the “cease and desist” order delivered on April 27, 2007 by OFAC. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Employees

WWA Group currently has 40 full time employees working for the auction and equipment trading business in addition to the 18 full-time employees operating our shipping vessel. Our un-consolidated subsidiary Marena employs 50 full time employees in the limestone mining operation in Ras Al Khaimah. We expect to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Reports to Security Holders

WWA Group’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by WWA Group with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

Risks Related to WWA Group’s Business

Sales of equipment from our auctions may have ultimately ended up in Iran, Sudan or Syria.

Due to the proximity of Iran, Sudan and Syria to our auction site, sales records, and statistics on regional spending for used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions prior to May 2007 may have ultimately ended up in Iran, Sudan or Syria. Although we have never sold equipment to Iran, Sudan or Syria, countries which the U.S. State Department and the Office of Foreign Assets Control (“OFAC”) have identified as state sponsors of terrorism, and we have never made any effort to attract consignors or bidders from any country recognized as a state sponsor of terrorism, it is possible that some equipment purchased at our auctions was sold to persons or entities that re-exported such equipment to these countries, particularly to Iran. Our records indicate as follows:

Sales between March 2001 and May 2007 to Countries Deemed State Sponsors of Terrorism by the U.S. State Department and OFAC
Address of registered bidder	Sales	Percentage of total sales*
Iran	$7,300,000	1.40%
Sudan	$1,847,950	0.37%
Syria	$202,300	0.03%
TOTAL	$9,350,250	1.8%

* Total sales were approximately $519,600,000 between 2001 and May of 2007

We do not believe that this percentage of sales had any impact on our operations, reputation or shareholder value. However, despite the fact that we have no knowledge of delivery of equipment purchased at our auctions into Iran, Sudan or Syria, the U.S. State Department or OFAC could impose fines upon us and have caused us to restrict sales to persons resident in Iran, Sudan or Syria based on the possibility of delivery to these countries. Any further action on the part of the U.S. State Department or OFAC could have a negative impact on our reputation which might decrease shareholder value.

A significant percentage of corporate control lies in the hands of one shareholder.

Asia8, Inc. owns and controls voting power over nearly 40% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of WWA Group’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to WWA Group’s shareholders. Additionally, Eric Montandon, our chief executive officer, is also the chief executive officer of Asia8, Inc.

We may be unable to manage the growth of our business which failure could negatively affect development, operating results, and fiscal independence.

WWA Group believes that if our growth plan is successful, our business will grow in size and complexity.  Any new sustained growth would place a significant strain on our management systems and operational resources requiring us to recruit, hire and retain new managerial, finance and support personnel. Our ability to compete effectively would also require us to maintain and improve operational, financial, and management information systems on a timely basis. Should we be unable to manage growth effectively, both our business development and our operating results would be negatively affected which in turn would preclude us from becoming financially independent of outside funding sources.

WWA Group competes with a much larger and better-financed corporation.

We compete with numerous auction companies throughout the world, but the Gulf region is our primary market. The used equipment auction market in the Gulf region has only two significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, will likely report nearly three billion dollars in gross auction sales for 2007 from 90 locations throughout North America and in 18 other countries and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004.

WWA Group is dependent upon key personnel.

WWA Group’s performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, managerial and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key sales employees, or that we will be able to attract or retain highly qualified sales and managerial personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition, operating results, and cash flows.

WWA Group depends on the growth of our customer base and increased business from our current customers.

WWA Group’s success is substantially dependent on the continued growth of our customer base. If we fail to increase our customer base, our business and operating results will be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our services, as well as our ability to effectively market our services. If we fail to generate repeat and expanded business from our current customers, our business and operating results will be seriously harmed.

Risks Related to WWA Group’s Stock

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

WWA Group does not pay dividends.

WWA Group does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

WWA Group may require additional capital funding.

There can be no guarantee that we will not require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

If the market price of our common stock declines as the selling security holders sell their stock, selling security holders or others may be encouraged to engage in short selling, depressing the market price.

The significant downward pressure on the price of the common stock as the selling security holders sell material amounts of common stock could encourage short sales by the selling security holders or others. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

WWA Group’s shareholders may face significant restrictions on their stock.

WWA Group’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since WWA Group’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our offices at 2465 West 12th Street, Suite 2, Tempe, Arizona 85281. The office space is comprised of 2,500 square feet for which WWA Group pays $1,600 on a month to month basis.

We also maintain a permanent auction site in the Jebel Ali Free Zone, Dubai, United Arab Emirates on a 23-acre lot for which we paid $495,500 in 2007 rent expense. We have been granted a 20-year lease expiring in 2027 for the use of this property by the Jebel Ali Free Zone Authority. We have allocated one quarter of the lot for permanent office premises. The lease payment is due annually and increases to $619,500 for 2008 and thereafter.

ITEM 3.	LEGAL PROCEEDINGS

WWA Group is currently not a party to any legal proceedings. However, subsequent to year end, the Office of Foreign Asset Control ("OFAC") of the U.S. Treasury Department requested that WWA Group sign a Tolling Agreement intended to toll the time frame permitted under the relevant statute of limitations in which the OFAC might continue its investigation into our operations for approximately one year from the date of signature.  WWA Group complied with the OFAC’s request. Nevertheless, we are unaware of any allegations of wrongdoing asserted or contemplated by the OFAC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

WWA Group's common stock is traded on Over the Counter Bulletin Board under the symbol “WWAG”. The table below sets forth the high and low prices for WWA Group's common stock for each quarter of 2007 and 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	December 31	$0.89	$0.56
	September 30	$0.95	$0.60
	June 30	$1.00	$0.70
	March 31	$1.12	$0.65
2006	December 31	$0.99	$0.60
	September 30	$0.85	$0.55
	June 30	$1.20	$0.50
	March 31	$0.93	$0.40

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 7, 2008, there were 917 shareholders of record holding a total of 18,431,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

WWA Group has not authorized shares of preferred stock.

Warrants

As of April 7, 2008, WWA Group had issued 576,973 common share purchase warrants exercisable at $1.00 per share at any time until September 28, 2009.

Stock Options

As of April 7, 2008, WWA Group had no outstanding stock options to purchase shares of our common stock.

Transfer Agent and Registrar

WWA Group’s transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On September 28, 2007, WWA Group authorized the issuance of 1,153,927 restricted shares of common stock and 576,973 share purchase warrants, that enable the holder to purchase an additional share of our common stock for $1.00 in exchange for two half warrants over a period of two years from the closing date of the offering, for aggregate cash consideration of $750,053 or $0.65 per share in connection with an equity financing managed by Chicago Investment Group, LLC (“CIG”) to 50 subscribers pursuant to exemptions from registration provided by Regulation D and Regulation S of the Securities Act of 1933, as amended. Holders of common shares and warrants sold in the offering are entitled to certain registration rights. CIG was paid a ten percent (10%) commission in cash on the gross amount raised and 57,697 shares of our common stock equivalent to 5% of the shares sold in the offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this prospectus. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow from operations to generate net income to reduce payables and (ii) expand operations to new auction sites (iii) acquire or develop other related businesses in the region and internationally. We intend to focus on formalizing new joint venture relationships, management arrangements, new wholly owned facilities, and expanded auctions as the means by which to increase net cash flow. Our new auction site in Jebel Ali is larger and capable of holding more equipment than our former site, eliminating the restraint on growth which we have felt for the last two years. In 2008, five major equipment auctions are scheduled and at least 2 on-line auctions are planned.

Our business development strategy is prone to significant risks and uncertainties some of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of our business.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economies of scale at the Dubai facility are efficient for this purpose. We have also expanded high margin buyer and seller services, such as shipping and transport. Our ownership of a shipping company and control over a large volume of equipment being moved around the world by our regular consignors provide vertical integration opportunities that could combine auction services with the ability to meet shipping needs.

Our financial condition and results of operations depend primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

As part of our expansion plan, we have invested into an un-consolidated subsidiary engaged in limestone mining, and have also made loans to the Company. We are confident that our competitive advantages in this business will result in a profit from this investment. However, should our investment into Marena be unable to attract a return in the next 2 years, this may affect the profitability of our overall business.

Results of Operations

During the period from January 1, 2007 through December 31, 2007, WWA Group conducted six un-reserved auctions for industrial equipment from our auction site located in Dubai, generated fixed charter revenue from our owned shipping vessel, bought and sold equipment for our own account, moved to a new permanent auction site in Dubai, and completed a private placement of common stock. We expect that over the next twelve months we will continue to expand our business through larger auctions at established sites, open new jointly managed auction locations, and develop related business activities in transportation and investment in mining and other operations.

For the year ended December 31, 2007, WWA Group realized an increase in net income over the comparative period in 2006 due to significant growth all three main categories of our revenue. WWA Group believes that the immediate key to our ability to operate more profitably is to increase the size of our auctions and the related commission revenue, and increase the volume and gross margins from equipment trading activity.

Gross Revenue

Revenue for the year ended December 31, 2007 increased to $26,841,630 from $17,622,383 for the comparable period ended December 31, 2006, an increase of 52%. The increase in revenue was primarily the result of the increased sales of owned equipment at auction in private sales which grew to $17,505,466 for the year ended December 31, 2007 from $9,683,146 for the year ended December 31, 2006. This increase was augmented by an increase in commission and service revenue to $7,652,622 in 2007 from $7,019,237 in 2006 and by ship chartering revenue which rose to $1,683,542 in 2007 from $920,000 in 2006.

We expect continued growth in the marketplace and increased gross auction revenue in 2008 over 2007. We also plan to show increased revenue from our shipping subsidiary due to a recent increase in the charter rate.

We have also been able to increase our lines of credit and other facilities needed to increase the volume of trading for our own account. As volume of activity increases as expected in 2008 over 2007, we also expect increased total gross profit margins on equipment trading.

Gross Profit

Gross profit for the year ended December 31, 2007 increased to $7,595,338 from $5,519,858 for the year ended December 31, 2006, an increase of 38%. This increase is primarily due to ship charter revenue of $1,683,542 in 2007 from $920,000 in 2006, from which we deduct no direct costs of sales or operations. We improved gross margins from commissions and services to $4,357,128 in 2007 from $4,292,066 in 2006, and improved gross margins from sales of owned equipment to $1,554,668 in 2007 from $307,792 in 2006. As a percentage of revenues, gross profit declined marginally to 28.3% for full year 2007 from 31.3% for the year ended December 31, 2006. WWA Group expects gross profit margins to remain around 30% in the future, but this percentage figure will decline with any significant increase in owned equipment trading volume.

The increase in gross profit from sales of equipment is a direct result of the increase in gross volume of trading of owned equipment at auctions and in private sales. Also, as a percentage of revenues from sales of owned equipment our gross profit was 8.88% in 2007 as compared to 3.18% in 2006.

We do not seek to be a significant seller in the auctions we conduct, and we do not expect the percentage of owned equipment for sale at our auctions to exceed 10% of the gross auction volume. However, total auction sale volumes are expected to increase in 2008 and beyond, and we also will increase sales of owned equipment in on-line auctions and in private treaty sales. We will also purchase equipment in the form of guaranteed net proceeds to assist customers and increase auction volume.

The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit, without compromising the integrity of the consignment auction business.

Net Income

Net income for the twelve month period ended December 31, 2007 increased to $1,329,973 from $1,179,771 for the comparable period ended December 31, 2006, an increase of 13%. The increase was attributable to increases in revenues in all categories, and better gross margins on equipment trading.

Operating expenses increased substantially in full year 2007 over full year 2006, but not enough to offset gains in gross profit. A significant decrease in other income, from a net gain of $290,458 in the year ending December 31, 2006 to a net loss of $363,835 in the year ending December 31, 2007, had the most effect on reducing our net income for 2007. An increase in interest expense and a decrease in interest income (moved to the ship charter revenue category) were the primary factors for the decrease in other income. In other income, we also booked an operating loss of $48,545 from our investment in Marena using the equity method of accounting. WWA Group projects an increase in net income for 2008 based on our expectations of:

•	Increasing gross sales volume at our physical auction sales and on-line auctions
•	Increasing commissions and service revenue as a percentage of gross auction sales
•	Increasing ship charter revenue
•	Increasing gross profit margins on owned equipment trading
•	Decreasing interest expense
•	Decrease or elimination of stock option expenses
•	Addition of other income from our investment in Marena

Some of the above expectations are being experienced already in 2008 and are controllable by management. Others are more speculative and subject to market conditions. There can be no assurance that we will be successful in achieving any of the additional sources of revenues or achieve higher profits in 2008.

Expenses

Operating expenses for the twelve month period ended December 31, 2007 increased to $5,901,530 from $4,630,545 for the comparable period ended December 31, 2006, an increase of nearly $1,300,000 or 27%. However, operating expenses included some extraordinary rent and options expenses that management does not expect to recur in future periods. WWA Group anticipates that general and administrative expenses will remain relatively constant during 2008, although there can be no assurance that our general and administrative and other operating expense will not increase in future periods.

Major components of general and administrative expenses by year are:

	2006	2007
Professional fees	$305,265	$113,678
Rent or lease expense	$582,356	$817,296
Travel and entertainment	$315,787	$309,751
Representation expense	$99,800	$96,000
Insurance expense	$104,075	$167,626
Bad debt expense	$0	$0
Maintenance expense	$241,689	$167,140
Option expense	$175,175	$325,760

General and administrative expenses for the twelve month period ended December 31, 2007 increased to $3,075,110 from $2,322,550 for the twelve month period ended December 31, 2006. General and administrative expenses increased in connection with the acquisition of the cargo vessel in 2006 as vessel expenses were consolidated with those of the equipment auction operation. Our yard and housing rent also increased in 2007 over 2006 as we moved to a new larger yard in July of 2007. We moved into the new yard and paid rent for both our old and new yards for an interim period. We also paid a cash commission in connection with a fund raising completed in 2007, included in general and administrative expense.

Another factor for the increase in the general and administrative expenses was the option expense we recorded for the value of options granted to consultants and holders of warrants for our common stock. In April 2006 WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. (the “2006 Benefit Plan”), which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the 2006 Benefit Plan. WWA Group has granted 1,250,000 options to purchase shares of common stock registered under the 2006 Benefit Plan at $0.50 a share for a term of twelve months to three independent consultants for services rendered. During 2007 WWA Group also granted 576,973 warrants to investors to purchase our common stock at $1 per share. During the year ended December 31, 2007 WWA Group recorded a total option expense of $327,760 on applying the Black-Scholes option valuation model on all options and warrants granted in 2007.

Salaries and wages for the annual periods ended December 31, 2007 and 2006 were $1,809,483 and $1,478,125, respectively. Wages for vessel crew were included in 2007 salaries and wages expense, and wages in general have increased significantly in Dubai. We expect to keep employment at present levels for 2008.

Selling expenses for the annual periods ended December 31, 2007 and 2006 were $296,854 and $220,583, respectively.

Depreciation and amortization expenses for the annual periods ended December 31, 2007 and 2006 were $720,083 and $609,287, respectively.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of WWA Group are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, WWA Group distributes such earnings to our U.S. parent, the earnings will be taxable at the applicable U.S. tax rates.

Impact of Inflation

We have been subject to a substantial increase in yard and staff housing rent expense in the last 2 years, which is a result of tremendous demand for housing and land within the U.A.E.’s Free Zone. However, the general market is settling down, and we have agreements in place to stabilize these costs in the future. We believe that we can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash provided by operating activities for the twelve month period ended December 31, 2007 was $1,082,129 as compared to $993,183 used in operating activities for the comparable period ended December 31, 2006. The realization of cash provided by operating activities in the year 2007 is primarily attributed to an increase in auction proceeds payable and profits for the year. WWA Group invested $1,277,909 in inventory and $821,701 in accounts receivable growth. We expect to generate cash from operations in 2008.

Cash used in investing activities for the twelve month period ended December 31, 2007 was $2,834,111 as compared to $2,516,600 for the year ended December 31, 2006. The investment activities in 2007 were comprised of $857,020 in property and equipment purchases and an investment in an unconsolidated subsidiary of $286,000. The unconsolidated subsidiary, our stone quarry in the U.A.E., is expected to generate cash flow to us in 2008 and after.

Cash provided by financing activities for the year ended December 31, 2007 was $4,409,811 as compared to $2,398,605 used in financing activities for the year ended December 31, 2006. This realization of cash flow provided by financing activities relates to bank lines of credit of which $2,600,418 was repaid in 2006 compared to $1,844,654 which was borrowed in 2007. We also borrowed $2,091,405 in long-term debt in 2007. We received $950,048 net cash from the sale of our common stock in 2007.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Since April 2006 through December 31, 2007, a total of 1,250,000 share options were granted to various consultants at an average price per share of $0.50, of which all options have been exercised.

On September 28, 2007 WWA Group concluded a broker assisted Regulation D and Regulation S private placements of 1,153,927 units at $0.65 per unit, each unit comprised of one (1) share and one half (½) purchase warrant that enables the holder to purchase an additional share in exchange for two half warrants at a purchase price of $1.00 per share for a period of two years subsequent to the effective date of this resolution. As a result of the issuance of 1,153,927 restricted shares of common stock valued at $0.65 a share in addition to delivering 576,973 share purchase warrants, WWA has generated an additional capital of $750,053 in cash. The cost of this private placement was $75,005 in cash commission and issuance of 57,697 commission shares.

We had a working capital surplus of $ 1,635,548 as of December 31, 2007 as compared to a working capital deficit of $1,506,246 as of December 31, 2006. WWA Group believes that it has sufficient current assets and operational cash flow to meet its obligations. WWA Group has funded its cash needs from inception through operations, increasing its payables, and a series of debt transactions. WWA Group can provide no assurance that it will be able to obtain additional financing, if needed, to meet its current obligations. If WWA Group is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which could negatively impact WWA Group’s ability to attract and retain consignors for future auctions.

WWA Group has no current plans to make any significant changes in the number of employees.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Trading Revenues are defined as gross proceeds on sales of our owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading Revenues can be earned and direct costs can be incurred when we guarantee a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, we can incur a net loss on the sale. Therefore, sales of equipment on guaranteed contracts are to be treated the same as inventory for accounting purposes. Our exposure from these guaranteed contracts can vary over each guarantee contract. Losses, if any, resulting from guaranteed contracts are recorded in the period in which the relevant auction is held.

Ship Chartering Revenues are contractual in nature and similar to a lease. WWA Group charters our cargo vessel to a freight forwarding company on a flat daily fee until the end of 2009. The shipping company is responsible for all of the fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. We recognize our ship charter revenues ratably over the term of the charter contract.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	the sufficiency of existing capital resources;
•	our ability to fund cash requirements for future operations;
•	uncertainties related to the growth of our business and the acceptance of our products and services;
•	our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of WWA Group’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on WWA Group’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. WWA Group is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-21.

WWA GROUP, INC. AND SUBSIDIARIES

Years Ended December 31, 2007 and 2006

INDEX

Page

Reports of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WWA Group, Inc.

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of WWA Group, Inc. as of December 31, 2006 were audited by other auditors whose report dated February 22, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WWA Group, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Tempe, Arizona

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 22, 2007

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31,

ASSETS	2007	2006

Current Assets
Cash	$ 5,283,399	$ 2,625,570
Marketable securities	-	10,500
Accounts receivable, net	3,209,792	2,388,091
Inventories	3,435,696	2,158,294
Prepaid expenses	446,159	156,404
Deposit on purchases	-	125,902
Notes and advances receivable	2,895,747	1,191,237
Other current assets	323,634	319,603
Total Current Assets	15,594,427	8,975,601

Property and equipment, net	5,407,063	4,274,616
Investment in unconsolidated entities	1,737,455	1,500,000
Investment in related party entity	62,500	62,500

TOTAL ASSETS	$ 22,801,445	$ 14,812,717

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Auction proceeds payable	$ 7,941,866	$ 6,904,236
Accounts payable	1,435,560	1,505,459
Accrued expenses	245,584	280,580
Lines of credit	3,512,887	1,668,233
Current maturities of long-term debt	822,982	123,339
Total Current Liabilities	13,958,879	10,481,847

Long-term debt, net of current portion	1,995,327	89,412
Total Liabilities	15,954,206	10,571,259

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares
authorized; 18,431,922 and 16,670,803 shares
issued and outstanding, respectively	18,432	16,671
Additional paid-in capital	2,812,045	1,537,998
Retained earnings	4,016,762	2,686,789
Total Stockholders' Equity	6,847,239	4,241,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,801,445	$ 14,812,717

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31,
	2007	2006

Revenues from commissions and services	$ 7,652,622	$ 7,019,237
Revenues from sales of equipment	17,505,466	9,683,146
Revenues from ship charter	1,683,542	920,000

Total revenues	26,841,630	17,622,383

Direct costs - commissions and services	3,295,494	2,727,171
Direct costs - sales of equipment	15,950,798	9,375,354

Gross profit	7,595,338	5,519,858

Operating Expenses
General and administrative expenses	3,075,110	2,322,550
Salaries and wages	1,809,483	1,478,125
Selling expenses	296,854	220,583
Depreciation and amortization expense	720,083	609,287

Total operating expenses	5,901,530	4,630,545

Income from operations	1,693,808	889,313

Other Income (Expense)
Interest expense	(514,915)	(216,317)
Loss on equity investment	(48,545)	-
Interest income	106,748	423,972
Other income	92,877	82,803

Total other income (expense)	(363,835)	290,458

Income before taxes	1,329,973	1,179,771
Income tax expense	-	-

Net income	$ 1,329,973	$ 1,179,771
Basic net income per common share	$ 0.08	$ 0.07
Diluted net income per common share	$ 0.07	$ 0.07
Weighted average shares - basic	17,454,351	16,363,954
Weighted average shares - diluted	18,031,324	16,613,954

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2006	15,970,803	$ 15,971	$ 1,013,523	$ 1,506,878	$ 2,536,372

Common stock issued for cash	700,000	700	349,300	-	350,000

Fair value of options granted	-	-	175,175	-	175,175

Net income	-	-	-	1,179,911	1,179,911

Balance, December 31, 2006	16,670,803	16,671	1,537,998	2,686,789	4,241,458

Common stock issued for cash	1,761,119	1,761	1,059,831	-	1,061,592

Stock offering costs	-	-	(111,544)	-	(111,544)

Fair value of options granted	-	-	325,760	-	325,760

Net income	-	-	-	1,329,973	1,329,973

Balance, December 31, 2007	18,431,922	$ 18,432	$ 2,812,045	$ 4,016,762	$ 6,847,239

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,329,973	$ 1,179,911
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	720,083	609,287
(Gain) loss on disposition of assets	(5,061)	45,830
(Gain) loss on securities and investments
sold and impaired	(2,919)	(15,000)
Fair value of options granted	325,760	175,175
Loss on equity investment	48,545	-
Decrease (increase) in:
Accounts receivable	(821,701)	1,397,749
Inventories	(1,277,402)	(1,573,909)
Prepaid expenses and deposits	(289,755)	(88,899)
Other current assets	(4,031)	(175,834)
Other assets	125,902	106,203
Increase (decrease) in:
Auction proceeds payable	1,037,630	(3,003,585)
Accounts payable	(69,899)	216,890
Accrued expenses	(34,996)	126,999
Net cash provided by (used in) operating activities	1,082,129	(999,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(857,020)	(391,266)
Advances receivable made	(1,731,833)	(2,370,375)
Purchase of investments	(286,000)	(1,500,000)
Proceeds from the sale of investments	13,419	265,000
Payments received on advances receivable	27,323	1,480,041
Net cash used by investing activities	(2,834,111)	(2,516,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	1,844,654	-
Payments on lines of credit	-	(2,600,418)
Proceeds from long-term debt	2,091,405	-
Payments of long-term debt	(476,296)	(148,187)
Proceeds from issuance of common stock	950,048	350,000
Net cash provided (used) by financing activities	4,409,811	(2,398,605)

Net (decrease) increase in cash and cash equivalents	2,657,829	(5,914,388)

Cash and cash equivalents at beginning of year	2,625,570	8,539,958

Cash and cash equivalents at end of year	$ 5,283,399	$ 2,625,570

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

On August 8, 2003, Novamed, Inc., a publicly held company, and WWA executed a stock exchange agreement, whereby Novamed, Inc. agreed to acquire 100% of the issued and outstanding shares of WWA, a wholly owned subsidiary of World Wide Auctioneers USA, a company incorporated in the state of Nevada, USA, in exchange for 13,887,447 shares of Novamed, Inc.’s common stock. Because the owners of WWA became the principal shareholders of the Company through the merger, WWA is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the merger, Novamed, Inc. changed its name to WWA Group, Inc.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for 2007 and 2006 include the operations of WWA Group Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Derivatives

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2. Significant Accounting Policies (Continued)

Derivatives (Continued)

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2007 and 2006, an allowance for doubtful receivables $5,426 and $5,426, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2. Significant Accounting Policies (Continued)

Investment in Related Party Entity

The Company accounts for its equity investment in an affiliate under the cost method of accounting. For the years ended December 31, 2007 and 2006, approximately $62,500 and $62,500, respectively, of the Company’s investments are in an entity in which one of the Company’s directors serves as a director. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Note 4 for related information.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets or terms of the leases. The following is a summary of the Company’s major categories of property and equipment:

                                                                  December 31,

2007	2006
Furniture and fixtures	$85,832	$76,098
Office equipment	1,263,837	1,225,625
Vehicles	1,832,780	792,156
Leasehold improvements	1,075,940	381,798
Cargo vessel	3,250,000	3,250,000
Total	7,508,389	5,725,677

Less: Accumulated Depreciation   (2,101,326) (1,451,061)

$5,407,063 $4,274,616

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

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2. Significant Accounting Policies (Continued)

Stock Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The Company issued no compensatory options to its employees during the years ended December 31, 2007 and 2006.

Foreign Exchange

The Company’s reporting currency is the United States dollar. The Company’s functional currency is also the U.S. Dollar. (“USD”) Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

Advertising

The Company expenses the cost of advertising as incurred. For the years ended December 31, 2007 and 2006, advertising expenses totaled approximately $457,000 and $395,000, respectively, and are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Income Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There were 576,973 common stock equivalents at December 31, 2007. There were 250,000 in common stock equivalents outstanding at December 31, 2006.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2. Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually andwhenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2007 and 2006, no impairment of long-lived assets was recorded.

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

Investment in Unconsolidated Entities

The Company accounts for its approximate 35% equity investment in an unconsolidated subsidiary under the equity method of accounting. The investment was acquired late in December 2006. Accordingly no income or loss has been recorded for the year ended December 31, 2006. The investment is recorded at its cost of $1,500,000. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Notes 3 and 7 for related information.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Investment in Unconsolidat- ed Entity

In December 2006, the Company acquired a 32.5% interest in Power Track Projects, FZE (“PTP”). PTP is a Dubai, UAE entity which operates a rock crushing and stone quarry in Ras Al Khaimah, UAE. The ownership interest was increased to approximately 35% in 2007. The Company accounts for its interest in PTP using the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. However since the interest was acquired at the end of 2006 the Company’s share of the net loss of PTP was determined to be immaterial and not recorded. A loss of $48,545 was recorded for 2007. The condensed financial statements of PTP as of December 31, 2007 are as follows:

Balance Sheet:
Cash	$145,118
Receivables	276,100
Inventory	1,486,091
Other current assets	180,503
Property and equipment	3,134,519
Total Assets	$5,222,331

Accounts payable and accrued expenses	$ 1,821,334
Related party payables	6,613,562
Stockholders’ equity (deficit)	(3,212,565)
Total Liabilities and Equity	$5,222,331

Statement of Operations:
Revenues	$2,767,750
Cost of sales	1,190,839
Operating expenses	1,631,764
Loss on sale of assets	83,846
Net Loss	$(138,699)
4. Investment in Related Party Entity

The Company’s investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company’s Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2007 and 2006:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)

2007 Common stock	$125,000	$62,500	$-0- 62,500

2006
Common stock	$125,000	$62,500	$62,500

In 2005, the Company recorded a permanent impairment of the investment of $62,500.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Accounts Receivable	Accounts receivable consists of the following at December 31:

	2007	2006

Consignors sales receivable	$3,215,218	$2,398,943
Allowance for doubtful accounts	(5,426)	(5,426)

	$3,209,792	$2,388,091

Consignor sales receivable consist of receivables from gross auction sales which include amounts due to consignors and commission revenue.
6. Inventory	Inventory consists of the following at December 31:

	2007	2006

Equipment inventory	$3,439,149	$2,161,747
Less reserve for impaired inventory	(3,453)	(3,453)

	$3,435,696	$2,158,294

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

In 2006, the Company sold the entire investment for $265,000 and recorded a gain of $15,000.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. Short-term Notes and Advances Receivable	Notes and advances receivable consisted of the following at December 31, 2007 and 2006, respectively:

	2007	2006
Advances to unconsolidated entity bearing no interest and due upon demand, secured by the assets of the borrower, consisting mainly of stone quarry equipment	$2,373,485	$844,413

Advances to a company bearing no interest, unsecured and due upon demand	493,484	290,723
Advances to a company bearing no interest, unsecured and due upon demand	28,778	56,101

Total notes receivable	$2,895,747	$1,191,237

9. Short-Term Notes Payable and Lines of Credit

The Company has from time to time short-term borrowings from various unrelated entities. These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate. At December 31, 2007 and 2006 the balances on these notes were $-0- and $-0-, respectively.

The Company has entered into several short-term lines of credit with banks in the United Arab Emirates. The working capital funding lines are secured by the bank deposits of the Company and by the personal guarantee of its president and CEO and, bear interest at between 6.5% and 7% per annum. The Company owed $3,512,887 and $1,668,233 on these working capital funding lines at December 31, 2007 and 2006, respectively. The Company had available approximately $1,398,436 in funding credit facilities at December 31, 2007.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10. Long-Term Debt	Long-term debt consisted of the following at December 31, 2007 and 2006, respectively:

	2007	2006
Note payable to company with interest at 12%, unsecured, due December 2010, payment may be made in equipment.	$1,000,000	$-
Notes payable to a bank with interest rates between 4.25% and 4.50%, monthly payments total approximately $34,083, secured by vehicles and cash.	1,818,309	212,751
Less current portion	(822,982)	(123,339)

Long-term debt	$1,955,327	$89,412

Future maturities of long-term debt are as follows

Year Ending December 31:

2008	$822,982
2009	776,073
2010	1,219,254
2011	-0-
$2,818,309

11. Commitments and Contingencies

Operating Leases

The Company has non cancellable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2007 and 2006 was approximately $864,928 and $582,356, respectively. The Company maintains a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 23 acre lot for which it paid $495,500 for the first year, included in the above total rent expense. The site lease is due to expire on June 21, 2027. The lease payment is due annually and increases to $619,500 for 2008 and thereafter. All other leases are for 12 months or less and future minimum payments approximate the current rental expense amount.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (Continued) 12. Related Party Transactions 13. Supplementary Disclosure of Cash Flow Information

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

Advances

The Company has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2007 and 2006, the Company had related party receivables of $46,187 and $21,359, respectively.

Related Party Securities

Marketable securities of a related party are discussed in Note 4.

During the years ended December 31, 2007 and 2006, the Company, purchased vehicles and equipment with long-term debt of $3,081,854 and $69,305, respectively.

Cash paid during the years ending December 31, 2007 and 2006 was as follows:

	2007	2006

Interest	$514,915	$216,327

Income taxes	$-	$-

Non-cash Financing Activities:

Notes receivable exchanged for cargo vessel	$-	$3,250,000

14. Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	Years Ended December 31,
	2007	2006

Federal income tax (expense) benefit at statutory rate	$(525,000)	$(462,000)
Earnings in non-taxable Jurisdiction	650,000	533,000
Fair value of options and warrants	(112,000)	(68,000)
Allowance for bad debts	-	37,000
Change in valuation allowance	(13,000)	(40,000)

Total income taxes	$-	$-

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14. Income Taxes (Continued)	Deferred tax assets (liabilities) at December 31, 2007 and 2006 are comprised of the following:

2007		2006

Net operating loss carry forward	$580,000	$567,000
Warranty reserve	6,000	6,000
Allowance for bad debts	2,000	2,000
Write off of investments	25,000	25,000
Obsolete inventory	1,000	1,000

	614,000	601,000
Valuation allowance	(614,000)	(601,000)

	$-	$-

At December 31, 2007, the Company has approximately $1.49 million of net operating loss carry forwards to offset future taxable income. These carry forwards begin expiring in 2019. The utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership. The Company has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent.

Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes – Special Areas, no income tax provision has been recorded for the undistributed earnings.

15. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, investments, receivables, payables, and notes payable. The carrying amount of cash, investments, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

16. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16. Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

17.Outstanding Common Stock Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company recorded an expense of $325,760 and $175,175 in 2007 and 2006, respectively, for the fair value of the stock options and warrants granted. The following weighted average assumptions were used for grants in the years ended December 31, 2007 and 2006:

Dividend yield of zero percent for all periods; expected volatility of 63.76% and 67.28%; risk-free interest rates of 3.94% and 5.45% and expected lives of 2.0 and 1.0, respectively.

A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006 is presented below:

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.Outstanding Common Stock Options and Warrants (Continued)

	Number of	Weighted	Weighted
	Options	Average	Average
	Exercise	Grant Date
	Price	Fair Value

Outstanding, December 31, 2005	-0-	$0.00	$0.00
Granted	950,000	0.50	0.20
Expired	-0-	0.00	0.00
Exercised	(700,000)	0.50	0.21
Outstanding, December 31, 2006	250,000	0.50	0.19
Granted	9 34,165	0.84	0.23
Expired	-0-	0.00	0.00
Exercised	(6 07,192 )	0.55	0.21

Outstanding, December 31, 2007	576,973	$1.00	$0.23

Exercisable, December 31, 2007	576,973	$1.00	$ 0.23

On April 26, 2006, the Company created The 2006 Benefit Plan of WWA Group, Inc which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group's common stock to employees or other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries. As of December 31, 2007 no options remained unexercised and outstanding under the Plan.

18. Business Segments

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company conducts its operations principally in auctions of heavy equipment through World Wide Auctioneers, Ltd. (WWA) and in ship chartering through Crown Diamond Holdings Ltd.

Certain financial information concerning the Company's operations in different industries is as follows:

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18. Business Segments (Continued)

	For the
	Years Ended	Equipment	Ship	Corporate
	December 31,	Auctions	Chartering	Unallocated

Revenues	2007	$25,158,088	$1,683,542	$ -0-
	2006	16,702,383	920,000	-0-

Operating income	2007	1,553,340	443,896	(324,081)
	2006	682,762	388,394	(181,842)

Interest expense	2007	(514,915)	-0-	-0-
	2006	(216,327)	-0-	-0-

Other income (expense)	2007	151,080	-0-	-0-
	2006	290,964	367	-0-

Assets (net of inter- company accounts)	2007	19,795,195	3,006,250	-0-
	2006	11,590,380	3,222,337	-0-

Depreciation and amortization	2007	557,583	162,500	-0-
	2006	528,037	81,250	-0-

Property & equipment acquisitions	2007	1,847,469	-0-	-0-
	2006	391,266	3,250,000	-0-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

WWA Group’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA Group:

Name	Age	Position(s) and Office(s)
Eric Montandon	42	chief executive officer and director
Digamber Naswa	49	chief financial officer and director
Yogesh Saxena	51	director
Keith Lupton	62	director
Chris Bettinson	50	director

Eric Montandon was appointed as a director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia8, Inc. in February 2000 and was instrumental in Asia8, Inc.’s acquisition and development of World Wide Auctioneers. He has expanded his role in both Asia8, Inc. and WWA Group to include all areas of finance, operations and administration. Over the last five years Mr. Montandon has been an officer and director of two public companies: Asia8, Inc. a holding company with a significant interest in WWA Group (from February 2000 to present) (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider (from September 2000 to present) (director).

Digamber Naswa was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Over the past five years Mr. Naswa worked as the financial controller of World Wide Auctioneers, Ltd. (2002 to present), before that as the financial controller of Trust Garment Factory, Ltd., (2000-2002), and before that as deputy general manager with Xpro India, Ltd. (A division of Cimmico Birla) (1996-2000). Over the last five years Mr. Naswa has not been an officer or director of any other public company.

Yogesh Saxena was appointed to our board of directors on April 30, 2005 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Saxena graduated with Degree in Commerce from the Rohtak University, India in 1981 and qualified as an Intermediate Chartered Accountant from Institute of Chartered Accountants of India and Institute of Company Secretaries of India. Over the last five years, prior to joining WWA Group in 2004, Mr. Saxena spent three and a half years working as the Finance Controller of the Blitz Readymade Garments Factory Ltd., based in Sharjah, United Arab Emirates and for the last two years as the General Manager of Finance with Ivory Garments Factory LLC, a manufacturing unit based in Jordan that is also in the garment manufacturing business. Over the last five years Mr. Saxena has not been an officer or director of any other public company.

Keith Lupton was appointed to our board of directors on April 30, 2005 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Lupton graduated from the University of Paris in 1967 with a Bachelor’s Degree in Art History. Mr. Lupton has extensive experience in equipment trading and auctioneering. He started his career in plant management and equipment sales in 1969 at John Laing Construction based in the United Kingdom. Mr. Lupton joined Tarmac Construction, another British based company in 1976, in the asset utilization and shipping departments. During 1976 Mr. Lupton was transferred to Tarmac’s operating unit in the United Arab Emirates. Between 1982 and 1998, he worked with SAS Trading Establishment in Abu Dhabi, as the manager of international sales and rental of used construction equipment. In 1998, Mr. Lupton joined the Al Rafeh Co, in Abu Dhabi, to manage the sale of used equipment. While working with Tarmac, United Arab Emirates, SAS Trading and Al Rafeh Co., Mr. Lupton’s experience included the disposition of equipment at auctions all over the Middle East. He joined WWA Group’s subsidiary, World Wide Auctioneers Ltd., based in Dubai, United Arab Emirates in 2000 as its first sales employee. Mr. Lupton has since become World Wide Auctioneers Ltd.’s regional sales manager in addition to joining our board of directors and serving as a vice-president of sales. Over the last five years Mr. Lupton has not been an officer or director of any other public company.

Chris Bettinson was appointed to our board of directors on October 18, 2006 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Bettinson graduated from the Cardiff College of Engineering with a degree in mechanical engineering and a degree in engineering studies. He has over 25 years experience working as a mechanical engineer, manager and product distributor throughout Europe, the Middle East and North Africa. Before joining the company as the General Manager of World Wide Auctioneers in Dubai, Mr. Bettinson was employed as the Business Director of African/Middle East Territories for Case International headquartered in Paris, France. He was responsible, in varying capacities, for the operation of that company’s construction distributors and dealer network throughout Africa and Middle East from 1994 until 2006. Over the last five years Mr. Bettinson has not been an officer or director of any other public company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have any independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Yogesh Saxena failed to timely file a Form 3 despite being appointed as director.
•	Keith Lupton failed to timely file a Form 3 despite being appointed as director.
•	Chris Bettinson failed to timely file a Form 3 despite being appointed as director.

Code of Ethics

WWA Group has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. WWA Group has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, the WWA Group’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

Our board of directors has established an audit committee comprised of Eric Montandon, Digamber Naswa and Yogesh Saxena. However, the audit committee is yet to adopt a definitive charter though it typically reviews, acts on, and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by WWA Group’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Mr. Naswa, who is not considered “independent,” serves as our audit committee “financial expert” as these terms are defined by the applicable Commission rules. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to adopt a definitive charter for our audit committee.

The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they typically compensated for their service as directors. However, WWA Group does employ each of its non-executive directors in different capacities within the company who render services pertinent to our operation (see the Summary Compensation Table, below). WWA Group may adopt a provision for compensating directors for their attendance at meetings of the board of directors in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of our non-executive directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Yogesh Saxena	48,000	-	-	-	-	-	48,000
Keith Lupton	55,000	-	-	-	-	-	55,000
Chris Bettinson	100,000	-	-	-	-	-	100,000

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of WWA Group’s compensation program is to provide compensation for services rendered by our executive officers. Salaries paid are designed to retain the services of our executive officers. Salary is currently the only type of compensation used in our executive compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officers. Although we did adopt The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, no stock compensation in any form has been granted to executive officers or employees.

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

Table

The following table provides summary information for 2007 and 2006 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2007 2006	72,000 72,000	- -	- -	- -	- -	- -	- -	72,000 72,000
Digamber Naswa, CFO	2007 2006	66,000 65,520	- -	- -	- -	- -	- -	- -	66,000 65,520

WWA Group has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation” to employees to report. Nor does WWA Group have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of April 7, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Eric Montandon 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,600,000*	41.2%
Common Stock	Digamber Naswa 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	60,000	<1%
Common Stock	Yogesh Saxena 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Keith Lupton 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Chris Bettinson 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	0	0%
Common Stock	Asia8, Inc. 2465 West 12th Street, Suite 2 Tempe, Arizona 85281	7,300,000	39.60%
Common Stock	Adderley Davis & Associates P.O. box 8497 SAIF Zone, Sharjah, UAE	931,000	5.10%
Common Stock	All executive officers and directors as a group (5)	7,660,000	41.20%

*

Eric Montandon holds 300,000 shares of WWA Group common stock in his own name through Adderley Davis & Associates Ltd. and is considered the beneficial owner of the 7,300,000 shares held by Asia8, Inc., a publicly reporting company, since he acts a director and the chief executive officer of Asia8, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S. (“Williams”) provided quarterly review services and audit services to WWA Group in connection with the quarter ending March 31, 2007 and the fiscal year ended December 31, 2006. The aggregate of fees billed by Williams for a review of our quarterly financial statements for the period ending March 31 was $6,790. The aggregate fees billed by Williams for the audit of our annual financial statement and a review of our quarterly financial statements for the period ended December 31, 2006 was $67,621.

Moore & Associates, Chartered, LLC (“Moore”) provided quarterly review services and audit services to WWA Group in connection with quarter ended September 30, 2007 and the fiscal year ended December 31, 2007. The aggregate fees billed by Moore for the review of our quarterly financial statements and the audit of our annual financial statements for the fiscal year ended December 31, 2007 was $20,000.

Audit Related Fees

Moore and Williams billed to WWA Group no fees in 2007 and 2006 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Moore and Williams billed to WWA Group no fees in 2007 and 2006 for professional services rendered in connection with the preparation of our tax returns and the provision of tax advice for the respective periods.

All Other Fees

Moore billed to WWA Group no fees in 2007 for other professional services rendered or any other services not disclosed above. Williams billed to WWA Group $2,653 in 2007 and $0 in 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Moore to act as its independent auditor for the fiscal year ended December 31, 2007. WWA Group’s Audit Committee pre-approved the engagement of Williams to act as its independent auditor for the fiscal year ended December 31, 2006.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K:

Financial Statements of WWA Group for the years ended December 31, 2007 and 2006:
Reports of Independent Registered Public Accounting Firms

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 50 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of April, 2008.

WWA Group, Inc. /s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer /s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon Eric Montandon	Director	April 7, 2008
/s/ Digamber Naswa Digamber Naswa	Director	April 7, 2008
/s/ Yogesh Saxena Yogesh Saxena	Director	April 7, 2008
/s/ Keith Lupton Keith Lupton	Director	April 7, 2008
/s/ Chris Bettinson Chris Bettinson	Director	April 7, 2008

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*

Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(b)*

Certificate of Amendment of the Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on August 29, 1997 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(c)*

Certificate of Amendment of the Articles of Incorporation of WWA Group (NovaMed Inc.) filed with the Nevada Secretary of State on May 8, 1998 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(d)*

Certificate of Amendment to the Articles of Incorporation of WWA Group filed with the Nevada Secretary of State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(ii)*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
10(i)*	Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).
10(ii)*

Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006).

10(iii)*

Share Purchase Agreement between World Wide Auctioneers, Ltd. and Steven Edward Rogers dated December 20, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on February 15, 2007).

14*	Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).
21	Subsidiaries of WWA Group.
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            *    Incorporated by reference to previous filings of WWA Group.