Form 10-Q
period 2008-03-31
WWA GROUP INC
filed 2008-05-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

2465 West 12th Street, Suite 2 Tempe, Arizona 85281

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

     n/a

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 18,431,922.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	March 31, 2008	December 31, 2007
Current assets:
Cash	$ 1,396,428	$ 5,283,399
Receivables, net	1,691,970	2,564,066
Inventories	4,897,454	3,435,696
Prepaid expenses	343,554	446,159
Deposit on purchases	643,572	645,726
Notes receivable	2,921,038	2,895,748
Other current assets	310,401	323,634
Total current assets	12,204,417	15,594,427

Property and equipment, net	4,611,492	4,717,134
New leasehold improvement-CWIP	774,894	689,929
Investment in unconsolidated entity	1,739,417	1,737,455
Investment in related party entity	62,500	62,500

Total assets	$ 19,392,720	$ 22,801,445

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$ 2,642,459	$ 7,941,866
Accounts payable	2,875,154	1,435,561
Accrued expenses	355,093	245,585
Line of credit	4,027,208	3,512,887
Current maturities of long-term debt	813,489	829,964
Total current liabilities	10,713,404	13,965,862

Long-term debt	1,794,412	1,988,345

Total liabilities	12,507,816	15,954,207

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 18,431,922 shares
issued and outstanding	18,432	18,432
Additional paid-in capital	2,812,045	2,812,045
Retained earnings	4,054,429	4,016,763
Total stockholders' equity:	6,884,906	6,847,240

Total liabilities and stockholders equity	$ 19,392,720	$ 22,801,445

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	For The Qtr Ending March
	2008 unaudited	2007 unaudited

Revenues from commissions and services	$ 1,146,499	$ 1,105,600
Revenues from sales of equipment	$ 3,682,797	$ 4,067,071
Revenues from ship charter	442,552	450,000

Total revenues	5,271,848	5,622,671

Direct costs - commissions and services	469,826	546,610
Direct costs - sales of equipment	3,381,633	3,755,739

Gross profit	1,420,389	1,320,322
Operating expenses:
General and administrative expenses	605,371	843,282
Salaries and wages	435,816	411,321
Selling expenses	17,413	62,055
Depreciation and amortization expense	181,631	170,115

Total operating expenses	1,240,231	1,486,773

(Loss) Income from operations	180,158	(166,451)
Other income (expense):
Interest expense	(182,873)	(79,082)
Interest income	28,729	14,285
Other income (expense)	11,651	24,862

Total other income (expense)	(142,493)	(39,936)

(Loss) Income before income taxes	37,666	(206,387)

Provision for income taxes	$ -	$ -

Net (loss) income	$ 37,666	$ (206,387)

Basic and diluted earnings per common share	$ 0.00	$ (0.01)

Weighted average shares - basic	18,431,922	16,723,581
Weighted average shares - diluted	18,431,922	16,723,581

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For the Qtr. Ending March
	2008 unaudited	2007 unaudited
Cash flows from operating activities:
Net income (loss)	$ 37,666	$ (206,387)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	181,631	170,115
(Gain) Loss on disposition of assets	2,815	-
Loss (Gain) on equity investment	(1,962)	-
Fair value of options granted		142,339
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	872,097	1,477,253
Inventories	(1,461,759)	(287,557)
Prepaid expenses	102,605	(61,717)
Other current assets	13,233	(519,691)
Other assets	2,154	(402,970)
Increase (Decrease) in:
Auction proceeds payable	(5,299,407)	(2,593,006)
Accounts payable	1,439,594	(858,734)
Accrued liabilities	109,509	(13,009)
Net cash provided by (used in) operating activities	(4,001,825)	(3,153,365)

Cash flows from investing activities:
Purchase of property and equipment	(204,269)	(74,704)
(Increase) Decrease in note receivable	(25,290)	-
Proceeds from sale of fixed assets	40,500	-
Payments received on notes receivable	-	467,790
Net cash provided by (used in) investing activities	(189,059)	393,086

Cash flows from financing activities:
Increase (Decrease) in line of credit	514,321	-
Proceeds from short-term notes payable	-	934,117
Payments on short term notes	-	828,339
Payments/Proceeds- long-term debt	(210,408)	(40,900)
Proceeds from issuance of common stock	-	125,000
Net cash provided by (used in) financing activities	303,913	1,846,556

Net increase (decrease) in cash and cash equivalents	(3,886,971)	(913,722)

Cash and cash equivalents at beginning of year	5,283,399	2,625,570

Cash and cash equivalents at end of period	$ 1,396,428	$ 1,711,848

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

The Company includes the accounts of WWA Group, Inc., and its wholly owned subsidiaries, World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E.; and Crown Diamond Holdings Ltd, a company incorporated in the British Virgin Islands on January 6, 2004.

On August 8, 2003, the Company and WWA executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of WWA, in exchange for 13,887,447 shares of the Company’s common stock. Because the owners of WWA became the principal shareholders of the Company as the result of the transaction, WWA is considered the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition or recapitalization of WWA. Subsequent to the acquisition, the Company changed its name to “WWA Group, Inc.”

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at March 31, 2008.

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

WWA GROUP, INC.

CONDENSED UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 2 – Summary of Significant Accounting Policies– (continued)

Stock Based Compensation - The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2007 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the quarter ended March 31, 2008.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Note 3 – Notes Receivable

Notes receivable amounted to $2,921,038 as of March 31, 2008 due to the Company from its trading partners. Amounts in this category are due from regular consignors, its Australian auction partner and a U.A.E. based crushing company.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

The Company’s business strategy is to (i) increase cash flow from operations to generate net income to reduce payables, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the region and internationally. We intend to focus on formalizing new joint venture relationships and management arrangements as well as opening new wholly-owned facilities and expanded auctions at our main facility as the means by which to increase net cash flow. Our new auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, is larger and capable of holding more equipment than our former site, eliminating the restraint on growth which we have felt for the last two years.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from the Company’s major equipment auctions, and the economies of scale at our main facility are efficient for this purpose.

In 2008, six major equipment auctions are scheduled and at least 2 on-line auctions are planned.

The Company also expects charter revenue to increase for our shipping vessel the M/V Iron Butterfly in 2008 due to a recent increase in the charter rate. Further, the Company expects that its unconsolidated interest in a limestone quarry business held by Marena Industries Ltd. will provide a return on investment over the next twelve months.

Our financial condition and results of operations depend primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in the Company’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

WWA GROUP, INC.

CONDENSED UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on our efforts to realize positive net cash flow and deter future prospects for the expansion of our business.

Results of Operations

During the period from January 1, 2008 through March 31, 2008, the Company conducted one un-reserved auction for industrial equipment from its Jebel Ali auction site, realized revenue from the charter of the MV/Iron Butterfly and oversaw its investment in the Marena Industries Ltd. limestone quarry business. The Company expects that over the next twelve months it will hold a number of industrial equipment auctions at established sites. Further, we anticipate the opening of new jointly managed auction locations.

For the three months ended March 31, 2008, the Company realized net income as compared to a net loss from operations in the comparable three month period ended March 31, 2007. The transition to net income was due primarily to a decrease in direct costs and general, selling, and administrative expenses.

We believe that the immediate keys to our ability to operate profitably is an increase in the size of our auctions, the realization of consistent charter rates for our shipping vessel and a return on our investment in the limestone quarry business. We believe that if the Company is able to realize these objectives that it will increase net income in future periods.

Quarters Ended March 31, 2008 and 2007

Revenue

Revenue for the three months ended March 31, 2008 was $5,271,848 as compared to revenue of $5,622,671 for the three months ended March 31, 2007, a decrease of 6%. The decrease in revenues over the comparative periods can be primarily attributed to a decrease in the sale of owned equipment from $4,067,071 in the three months ended March 31, 2007 to $3,682,797 in the three months ended March 31, 2008. However, the decrease in revenue was mitigated by an increase in revenues from commission and services to $1,146,499 in the three months ended March 31, 2008 from $1,105,600 in the three months ended March 31, 2007. Revenue is expected to continue to grow over the next twelve months with increases in the size of our auctions and the sale of owned equipment.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $1,420,389 as compared to gross profit of $1,320,322 for the three months ended March 31, 2007, an increase of 8%. The increase in gross profit over the comparative periods can be primarily attributed to a decrease in direct costs associated with both the sale of equipment, which decreased from $3,755,739 in the three months ended March 31, 2007 to $3,381,633 in the three months ended March 31, 2008 and commissions and services, which decreased from $546,610 in the three months ended March 31, 2007 to $469,826 in the three months ended March 31, 2008. Nonetheless, the Company expects that direct costs may rise with any significant increase in the volume of owned equipment trading.

Net Income (Loss)

Net income for the three months ended March 31, 2008 was $37,666 as compared to a net loss of $206,387 for the three months ended March 31, 2007. The transition from net losses to net income can be primarily attributed to a decrease in operating expenses over the comparative three month periods. The Company expects that it will continue to realize next income over the next twelve months.

Expenses

Expenses for the three months ended March 31, 2008 were $1,240,231 as compared to expenses of $1,486,773 for the three months ended March 31, 2007, a decrease of 17%. The decrease in expenses over the comparative periods can be attributed to decreases in both general and administrative expenses which decreased from $843,282 in the three months ended March 31, 2007 to $605,371 in the three months ended March 31, 2008 and selling expenses, which decreased from $62,055 in the three months ended March 31, 2007 to $17,413 in the three months ended March 31, 2008. The Company expects that general, selling, and administrative expenses will remain relatively consistent over successive periods though selling expenses may increase.

Depreciation and amortization expenses for the three months ended March 31, 2008 and March 31, 2007 were $181,631 and $170,115 respectively. Depreciation and amortization expenses are expected to continue to increase as the Company acquires additional assets including the anticipated the construction of new offices and the assembly of a modern auction yard at our Jebel Ali facility in late 2008.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of the Company are not taxable in Dubai. The Company has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, the Company distributes such earnings to the U.S. parent, the earnings will be taxable at the applicable U.S. tax rates.

Impact of Inflation

The Company has been subject to a substantial increase in yard and staff housing rent expenses in the last 2 years, which is a result of a tremendous demand for housing and land within the Jebel Ali Free Zone. However, the general market is settling down, and we have agreements in place to stabilize these costs in the future. Therefore, we believe that we can offset future inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $4,001,825 for the three months ended March 31, 2008 as compared to cash flows used in operating activities of $3,153,365 for three months ended March 31, 2007. The increase in cash flows used in operating activities in the three months ended March 31, 2008, is primarily attributable to a decrease in auction proceeds payable and increases in inventories. Anticipated increases in net income and decreases in accounts receivable are expected to provide cash flow from operations in future periods.

Cash flows used in investing activities for the three months ended March 31, 2008 were $189,059 as compared to cash flow provided by investing activities of $393,086 for the three months ended March 31, 2007. Cash flow used in investing activities in the three months ended March 31, 2008 can be attributed to the acquisition of additional property and equipment for $204,269, an increase in a note receivable of $25,290 offset by the sale of assets of $40,500. Our investment in Marena Industries Ltd. is expected to provide us with cash flow within the next twelve months.

Cash flows provided by financing activities were $303,913 for the three months ended March 31, 2008 as compared to cash flow provided by financing activities of $1,846,556 for the three months ended March 31, 2007. Cash flows provided by financing activities in the three months ended March 31, 2008 consisted of working capital bank financing of $514,321 offset by payments on long-term debt of $210,408.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Pursuant to the 2006 Benefit Plan a total of 1,250,000 share options were granted to various consultants at an exercise price per share of $0.50, all of which had been exercised as of March 31, 2008.

The Company has a working capital surplus of $1,491,013 as of March 31, 2008, as compared to a working capital surplus of $1,628,565 as of December 31, 2007. On March 31, 2008 the Company had auction proceeds payable of approximately $2.64 million, and accounts payable of approximately $2.88 million. The Company had $1,396,428 in cash and $1,691,970 in accounts receivable as at March 31, 2008.

We believe that we have sufficient current assets and operational cash flow to meet our obligations. However, the Company may be required to obtain funding from alternative sources to accelerate the payment of auction proceeds to increase customer retention. Sources for such prospective funding may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. We have funded our cash needs from inception from revenue, sales of our equity, bank credit lines and a series of debt transactions though we can provide no assurance that we will be able to obtain additional financing, if needed, to meet current obligations. Should we be unable to realize net cash flows from operating activities and need additional financing, we may be required to delay payment of accounts payable or auction proceeds payable, which delay could negatively impact our ability to attract and retain consignors for future auctions.

The Company plans to build 15,000 square meters of permanent office premises on the Jebel Ali auction site.

The Company has no current plans to make any significant changes in the number of employees.

Since earnings will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 filed on Form 10-K with the Securities and Exchange Commission (the “Commission”), the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to revenue recognition, the Company applies the following critical accounting policies in the preparation of its financial statements

Revenue Recognition

Auction revenues earned in the Company’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, privately. All costs of goods sold are accounted for under direct costs. Trading revenue can be earned and direct costs can be incurred when the Company guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, the Company can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

Ship chartering revenues are contractual in nature and similar to a lease. The Company charters its cargo vessel to a freight forwarding company on a flat daily fee until the end of 2009. The shipping company is responsible for all of the fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. The Company recognizes its ship charter revenues ratably over the term of the charter contract.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	the sufficiency of existing capital resources;
•	uncertainties related to the growth of our business and the acceptance of our products and services;
•	our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings. However, subsequent to year end, the Office of Foreign Asset Control ("OFAC") of the U.S. Treasury Department requested that the Company sign a Tolling Agreement intended to toll the time frame permitted under the relevant statute of limitations in which the OFAC might continue its investigation into our operations for approximately one year from the date of signature.  The Company complied with the OFAC’s request. Nevertheless, we are unaware of any allegations of wrongdoing asserted or contemplated by the OFAC.

ITEM 1A.	RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to the Company’s Business

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

Asia8, Inc. owns and controls voting power over nearly 40% of the Company’s issued and outstanding stock. The concentration of such a large percentage of the Company’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to the Company’s shareholders. Additionally, Eric Montandon, our chief executive officer, is also the chief executive officer of Asia8, Inc.

We may be unable to manage the growth of our business which failure could negatively affect development, operating results, and fiscal independence.

The Company believes that if our growth plan is successful, our business will grow in size and complexity.  Any new sustained growth would place a significant strain on our management systems and operational resources requiring us to recruit, hire, and retain new managerial, finance, and support personnel. Our ability to compete effectively would also require us to maintain and improve operational, financial, and management information systems on a timely basis. Should we be unable to manage growth effectively, both our business development and our operating results would be negatively affected which in turn would preclude us from becoming financially independent of outside funding sources.

The Company competes with a much larger and better-financed corporation. We compete with numerous auction companies throughout the world, but the Gulf region is our primary market. The used equipment auction market in the Gulf region has only two significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, will likely report nearly three billion dollars in gross auction sales for 2007 from 90 locations throughout North America and in 18 other countries and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004.

The Company is dependent upon key personnel.

The Company’s performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, managerial and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key sales employees, or that we will be able to attract or retain highly qualified sales and managerial personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition, operating results, and cash flows.

The Company depends on the growth of our customer base and increased business from our current customers.

The Company’s success is substantially dependent on the continued growth of our customer base. If we fail to increase our customer base, our business and operating results will be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our services, as well as our ability to effectively market our services. If we fail to generate repeat and expanded business from our current customers, our business and operating results will be seriously harmed.

Risks Related to the Company’s Stock

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

The Company does not pay dividends.  The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company may require additional capital funding.

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

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

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

 Since the Company’s securities may constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

  ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  WWA Group, Inc.

/s/ Eric Montandon	May 14, 2008

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa	May 14, 2008

By: Digamber Naswa

Its: Chief Financial Officer and Principal Accounting Officer

EXHIBITS

Exhibit	Description

3(i)(a)*

Articles of Incorporation of the Company (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(b)*

Certificate of Amendment of the Articles of Incorporation of the Company (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on August 29, 1997 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(c)*

Certificate of Amendment of the Articles of Incorporation of the Company (NovaMed Inc.) filed with the Nevada Secretary of State on May 8, 1998 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(d)*

Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(ii)*	Bylaws of the Company adopted on November 12, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
10(i)*	Stock Exchange Agreement between the Company and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).
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

14*	Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).
21*	Subsidiaries of the Company (incorporated herein by reference from the Form 10-K filed with the Commission on April 10, 2008).
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.