Form 10-Q
period 2008-06-30
WWA GROUP INC
filed 2008-08-14
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

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

At August 13, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 18,431,922.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “WWA Group,” “Company,” “we,” “our,” “us,” “it,” and “its” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited
Assets	June 30, 2008	December 31, 2007
Current assets:
Cash	$ 2,327,847	$ 5,283,399
Receivables, net	27,929,647	3,209,792
Inventories	5,403,423	3,435,696
Prepaid expenses	478,559	446,159
Notes receivable	2,876,095	2,895,747
Other current assets	350,479	323,634
Total current assets	39,366,051	15,594,427

Property and equipment, net	5,362,708	5,407,063
Investment in unconsolidated entity	1,701,885	1,737,455
Investment in related party entity	62,500	62,500

	$ 46,493,146	$ 22,801,445

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$ 27,321,645	$ 7,941,866
Accounts payable	4,552,042	1,435,560
Accrued expenses	504,445	245,584
Line of credit	3,740,383	3,512,887
Current maturities of long-term debt	828,756	822,982
Total current liabilities	36,947,272	13,958,879

Long-term debt	1,638,740	1,995,327

Total liabilities	38,586,012	15,954,206

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,431,922 shares issued and outstanding	18,432	18,432
Additional paid-in capital	2,812,045	2,812,045
Retained earnings	5,076,657	4,016,762

Total stockholders' equity:	7,907,134	6,847,239

	$ 46,493,146	$ 22,801,445

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	Unaudited 2008	Unaudited 2007	Unaudited 2008	Unaudited 2007

Revenues from commissions and services	$ 3,101,949	$ 2,651,690	$ 4,248,448	$ 3,757,290
Revenues from sales of equipment	$ 7,041,746	$ 4,956,973	$ 10,724,543	$ 9,024,044
Revenues from Ship Charter	382,021	455,000	824,573	905,000

Total revenues	10,525,715	8,063,663	15,797,563	13,686,334

Direct costs - commissions and services	1,116,519	1,023,120	1,586,345	1,569,729
Direct costs - sales of equipment	6,681,014	4,472,303	10,062,647	8,228,043

Gross profit	2,728,182	2,568,240	4,148,571	3,888,562
Operating expenses:
General, selling and administrative expenses	716,311	744,947	1,321,683	1,588,809
Salaries and wages	502,762	460,503	938,578	871,824
Selling expenses	40,531	75,920	57,944	137,395
Depreciation and amortization expense	186,103	159,483	367,734	329,597

Total operating expenses	1,445,708	1,440,852	2,685,939	2,927,625

Income from operations	1,282,474	1,127,388	1,462,632	960,938
Other income (expense):
Interest expense	(264,227)	(118,377)	(447,101)	(197,459)
Interest income	26,781	27,796	55,510	42,081
Other income (expense)	(22,799)	4,968	(11,148)	29,830

Total other income (expense)	(260,246)	(85,613)	(402,738)	(125,549)

Income before income taxes	1,022,228	1,041,775	1,059,894	835,389

Provision for income taxes	$ -	$ -	$ -	$ -

Net income	$ 1,022,228	$ 1,041,775	$ 1,059,894	$ 835,389

Basic and diluted earnings per common share	$ 0.06	$ 0.06	$ 0.06	$ 0.05

Weighted average shares - basic and diluted	18,431,922	17,220,803	18,431,922	17,065,831

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	Six months ended june 30
	2008 unaudited	2007 unaudited

Cash flows from operating activities:
Net income ( loss)	$ 1,059,894	$ 835,389
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	367,734	329,597
Loss on disposition of assets	9,784	(2,489)
Loss/(Gain) On Equity Investment	35,570
Fair Value of options granted	-	142,339
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(24,719,855)	(507,241)
Inventories	(1,967,727)	(482,864)
Prepaid expenses	(32,400)	(282,267)
Other current assets	(26,845)	(772,443)
Other assets	-	(867,631)
Increase (decrease) in:
Auction proceeds payable	19,379,779	4,741,296
Accounts payable	3,116,482	(341,411)
Accrued liabilities	258,861	(7,123)
Net cash provided by operating activities	(2,518,723)	2,785,152

Cash flows from investing activities:
Purchase of property and equipment	(373,663)	(119,306)
Increase (Decrease) in note receivable	19,652	(764,820)
Proceeds from sale of Fixed Assets	40,500	36,500
Net cash provided by (used in) investing activities	(313,511)	(847,627)

Cash flows from financing activities:
Increase (Decrease) in line of credit	227,496	1,327,932
Payments of long-term debt	(350,813)	734,374
Proceeds from issuance of common stock	-	275,000
Net cash provided by (used in) financing activities	(123,317)	2,337,307

Net increase (decrease) in cash and cash equivalents	(2,955,550)	4,274,832
Cash and cash equivalents at beginning of year	5,283,399	2,625,570

Cash and cash equivalents at end of period	$ 2,327,847	$ 6,900,403

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at June 30, 2008.

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

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 2 – Summary of Significant Accounting Policies - (continued)

Stock Based Compensation - The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2007 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the quarter ended June 30, 2008.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Note 3 – Notes Receivable

Notes receivable amounted to $2,876,094.65 as on June 30, 2008 due to the Company from its trading partners. Amounts in this category are due from regular consignors, its Australian auction partner and a U.A.E. based earthmoving management company.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the six month period ended June 30, 2008.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow from operations to generate net income to reduce payables, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the region and internationally. We intend to focus on formalizing new joint venture relationships and management arrangements as well as opening new wholly-owned facilities and expanded auctions at our main facility as the means by which to increase net cash flow. Our new auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, is larger and capable of holding more equipment than our former site, eliminating the restraint on growth.

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions, and the economies of scale at our main facility are efficient for this purpose.

In 2008, three major equipment auctions have been held, three more major equipment auctions are scheduled, and at least 2 on-line auctions are planned.

WWA Group is receiving an increased charter rate for our shipping vessel the M/V Iron Butterfly, but maintenance down time in 2008 has reduced our overall charter revenue in the recent period. Further, we expect that our unconsolidated interest in an earthmoving management business held by Marena Industries Ltd. will provide a return on investment over the next twelve months.

Our financial condition and results of operations depend primarily upon the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in our primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which may in turn affect the profitability of our business.

Results of Operations

During the period from January 1, 2008 through June 30, 2008, WWA Group conducted 3 un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, chartered its ship, bought and sold equipment for its own account, and began construction of leasehold improvements on its new auction yard. WWA Group expects that over the next twelve months it will continue to expand its business through larger auctions at established sites, open new jointly managed auction locations in addition to progressing related business activities in shipping and project management.

During the six month period ended June 30, 2008, WWA Group realized an increase in net income over the six months ended June 30, 2007 due to increased auction and trading revenues. While during the three month period ended June 30, 2008 WWA Group realized a slight decrease in net income over three months ended June 30, 2007 due to a decrease in ship charter revenue and an increase in direct costs and finance costs. WWA Group expects to increase net income in future periods as it expands the number and the size of its auctions in addition to widening gross margins from equipment trading.

Quarters Ended June 30, 2008 and 2007

Revenue

Revenue for the three months ended June 30, 2008 was $10,525,715 as compared to revenue of $8,063,663 for the three months ended June 30, 2007, an increase of 31%. Revenue for the six months ended June 30, 2008 increased to $15,797,563 from $13,686,334 for the six months ended June 30, 2007, an increase of 15%. The increase in revenues over the comparative three and six months can be primarily attributed to an increase in the sale of owned equipment which rose from $9,024,044 for the six month period ended June 30, 2007 to $10,724,543 for the six month period ended June 30, 2008, an increase of 19% and to an increase in revenue from commission and services during the six months ended June 30, 2008 that increased 13% to $4,248,448 from $3,757,290 during the six months ended June 30, 2007. We expect that revenue will continue to increase in the near term as our auctions expand and our equipment trading grows.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $2,728,182 as compared to gross profit of $2,568,240 for the three months ended June 30, 2007, an increase of 6%. Gross profit for the six months ended June 30, 2008 was $4,148,571 as compared to a gross profit of $3,888,562 for the six months ended June 30, 2007, an increase of 67%. The increase in gross profit over the comparative three and six month periods can be primarily attributed to the increases in auction commission revenue and a wider trading margin. Gross margins from the sale of equipment have historically ranged from 2% to 7%, while gross margins from auction commission revenue have historically ranged from 40% to 60%. Our gross margins from auction commission revenue have exceeded this historical range over this most recent six month period.

Expenses

Expenses for the three months ended June 30, 2008 were $1,445,708 as compared to expenses of $1,440,852 for the three months ended June 30, 2007. Expenses for the six months ended June 30, 2008 were $2,685,939 as compared to expenses of $2,927,625 for the six months ended June 30, 2007, a decrease of 8%. Although the decrease in expenses over the comparable six month periods can be attributed to a decline in general, selling and administrative expenses WWA Group expects that trend to reverse course as it expands the number and size of future auctions.

Depreciation and amortization expenses for the three months ended June 30, 2008 and June 30, 2007 were $186,103 and $159,483 respectively. Depreciation and amortization expenses for the six months ended June 30, 2008 and June 30, 2007 were $367,734 and $329,597 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires or develops additional assets including the anticipated expansion of our physical facilities in late 2008.

Net Income

Net income for the three months ended June 30, 2008 decreased to $1,022,228 as compared to net income of $1,041,775 for the three months period ended June 2007, mainly due to an increase in interest expense offsetting the increase in gross margin. Net income for the six months ended June 30, 2008 increased to $1,059,894 from $835,389 for the six months ended June 30, 2007, an increase of 27% mainly attributable to the increase in gross profit margin and the decrease in general, administrative and selling expenses. WWA Group anticipates net income growth over the next six months, based on our current auction schedule.

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

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing rent expenses in the last 2 years, which is a result of a tremendous demand for housing and land within the UAE’s Free Zone. Since we now have a new land lease contract in place we expect that our housing and land costs will stabilize. Further, we believe that we can offset inflationary increases in overall operating costs through increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used by operating activities was $2,518,723 for the six months ended June 30, 2008 as compared to cash flow provided by operations of $2,785,152 for the six months ended June 30, 2007. The transition from cash flow provided by operating activities to cash flow used in operating activities in the current six month period ended June 30, 2008 is primarily attributable to the significant increase in accounts (auction proceeds) receivable and inventory. Anticipated increases in revenues and decreases in accounts receivable are expected to provide cash flow from operations in future periods.

Cash flows used in investing activities for the six months ended June 30, 2008 were $313,511 as compared to $847,627 used in investing activities in the six months ended June 30, 2007. Cash flow used in investing activities in the six months ended June 30, 2008 was primarily due to the acquisition of additional property and equipment of $373,663 offset by proceeds from the sale of fixed assets $40,500 and an increase in notes receivable. WWA Group expects to continue to use cash flow in investing activities in future periods as necessary to expand its business.

Cash flows used by financing activities were $123,317 for the six months ended June 30, 2008 as compared to cash flow provided by financing activities of $2,337,307 for the six months ended June 30, 2007. Cash flows used in financing activities in the six months ended June 30, 2008 consisted primarily of payments made against long term debt $350,813 offset by an increase in a bank credit line. Cash flows provided by financing activities are expected to be a factor in WWA Group’s expansion in future periods.

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, WWA Group may issue stock, or grant options to acquire up to 2,500,000 shares of WWA Group's common stock to employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for WWA Group’s stock. Since adoption, WWA Group has granted 1,250,000 options to purchase shares of our common stock, of which 1,250,000 were exercised as of June 30, 2008.

WWA Group had a working capital surplus of $2,418,779 as of June 30, 2008 compared to a working capital surplus of $1,635,548 as of December 31, 2007. We believe that this surplus, in addition to anticipated increases in operational cash flow is sufficient to meet our obligations.

Nonetheless, on an historical basis, WWA Group has been obliged to fund its cash needs through increases in payables, equity sales, and debt transactions, shareholder loans and bank lines of credit. Should WWA Group’s working capital surplus prove insufficient to satisfy current obligations it can provide no assurance that additional financing will be available and it may be required to delay payment of accounts payable or auction proceeds payable, which delay could negatively impact its ability to attract and retain consignors for future auctions.

Since earnings will be reinvested in operations, WWA Group does not expect to pay cash dividends in the foreseeable future.

WWA Group has certain lines of credit or other bank financing arrangements in place.

WWA Group has no current plans to make any significant changes in the number of employees.

WWA Group has acquired a new yard facility comprised of 90,000 square meters from which approximately 15,000 square meters has been allocated for permanent office premises. Construction of a 35,000 square foot office / arena / shop building is currently underway on the site.

WWA Group has adopted The 2006 Benefit Plan of WWA Group, Inc. but has no contractual commitment with any of its officers or directors.

Off Balance Sheet Arrangements

As of June 30, 2008, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 filed on Form 10-KSB with the Securities and Exchange Commission, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

With respect to revenue recognition, WWA Group applies the following critical accounting policies in the preparation of its financial statements:

Revenue Recognition - Auction Revenues earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Auction Revenues also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. We are currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. We are currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	the sufficiency of existing capital resources;

•	our ability to fund cash requirements for future operations;

•	uncertainties related to the growth of our business and use of services;

•	our ability to maintain an adequate customer base to realize sufficient revenue for operations; and

•	general economic conditions.

WWA Group wishes to caution readers that its operating results are subject to various risks and uncertainties that could cause its actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. WWA Group also wishes to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect its beliefs and expectations only as of the date of this report. WWA Group assumes no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in its beliefs or expectations, other that is required by law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage and unfair competition in connection with Polliart’s use of an internet domain name “wwauctions.biz” to disseminate false information about WWA Group and its management. WWA Group believes that it will be successful in pursuing its claims against Polliart. WWA Group awaits a response to the complaint as of the date of this report.

OFAC Tolling Agreement

On March 20, 2008, WWA Group, represented by Robert N. Wilkinson, executed a Tolling Agreement at the request of The Office of Foreign Asset Control ("OFAC") of the U.S. Treasury Department intended to toll the time frame permitted under the relevant statute of limitations until April 9, 2009, in order for OFAC to continue its investigation into our business operations. WWA Group has had no subsequent communications with OFAC and is unaware of any allegations of wrongdoing asserted or contemplated by OFAC.

ITEM 1A.     RISK FACTORS

Sales of equipment from our auctions may have ultimately ended up in Iran, Sudan or Syria.

Due to the proximity of Iran, Sudan and Syria to our auction site, sales records, and statistics on regional spending for used construction equipment, there is reason to believe that some percentage of the equipment sold at our auctions prior to May 2007 may have ultimately ended up in Iran, Sudan or Syria. Although we have never sold equipment to Iran, Sudan or Syria, countries which the U.S. State Department and OFAC have identified as state sponsors of terrorism, and we have never made any effort to attract consignors or bidders from any country recognized as a state sponsor of terrorism, it is possible that some equipment purchased at our auctions was sold to persons or entities that re-exported such equipment to these countries, particularly to Iran. Our records indicate as follows:

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

Asia8, Inc. owns and controls voting power over nearly 40% of our issued and outstanding stock. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to WWA Group’s shareholders. Additionally, Eric Montandon, our chief executive officer, is also the chief executive officer of Asia8, Inc.

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

We compete with numerous auction companies throughout the world, but the Gulf Region is our primary market. The used equipment auction market in the Gulf Region has two only significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $3.0 billion dollars in gross auction sales from 90 locations throughout in North America and in 18 other countries and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004

WWA Group is dependent upon key personnel.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

/s/ Eric Montandon                              August 13, 2008
By: Eric Montandon
Its: Chief Executive Officer

/s/ Digamber Naswa                              August 13, 2008
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

31(a)      Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

31(b)           Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32(a)           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

32(b)           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*     Incorporated by reference from previous filings of the Company.