Form 10-Q
period 2008-09-30
WWA GROUP INC
filed 2008-11-19
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

600 East Baseline, Suite B3, Tempe, Arizona 85283
(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

2465 West 12th Street, Suite 2, Tempe, Arizona 85281

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of November 19, 2008 was 20,031,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	September 30, 2008	December 31, 2007
Current assets:
Cash	$ 4,725,529	$ 5,283,399
Receivables, net	4,189,436	3,209,792
Inventories	9,084,190	3,435,696
Prepaid expenses	585,685	446,159
Notes receivable	2,942,058	2,895,747
Other current assets	273,840	323,634
Total current assets	21,800,737	15,594,427

Property and equipment, net	5,638,026	5,407,063
Investment in unconsolidated entity	1,649,687	1,737,455
Investment in related party entity	62,500	62,500

Total assets	$ 29,150,951	$ 22,801,445

Liabilities and Stockholders’ Equity
Current liabilities:
Auction proceeds payable	$ 10,284,061	$ 7,941,866
Accounts payable	2,904,371	1,435,560
Accrued expenses	348,602	245,584
Line of credit	5,926,453	3,512,887
Current maturities of long-term debt	823,390	822,982
Total current liabilities	20,286,877	13,958,879

Long-term debt	1,439,827	1,995,327
Total liabilities	21,726,704	15,954,206

Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 20,031,922 shares issued and outstanding	20,032	18,432
Additional paid-in capital	3,434,445	2,812,045
Retained earnings	3,969,770	4,016,762
Total stockholders’ equity:	7,424,247	6,847,239
	$ 29,150,951	$ 22,801,445
See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income
Three Months Ended Nine Months Ended
September 30 September 30
Unaudited Unaudited Unaudited Unaudited
	2008	2007	2008	2007
Revenues from commissions and services	$ 374,645	$ 1,558,061	$ 4,623,093	$ 5,315,352
Revenues from sales of equipment	3,087,202	3,813,483	13,811,745	12,837,527
Revenues from ship charter	503,250	318,542	1,327,823	1,223,542
Total revenues	3,965,097	5,690,087	19,762,660	19,376,421

Direct costs - commissions and services	536,180	761,507	2,122,525	2,331,236
Direct costs - sales of equipment	3,011,590	3,522,558	13,074,237	11,750,600

Total direct costs	3,547,770	4,284,065	15,196,762	14,081,836

Gross profit	417,327	1,406,022	4,565,899	5,294,585
Operating expenses:
General, selling and administrative expenses	670,687	708,243	1,992,369	2,297,052
Salaries and wages	494,816	422,197	1,433,394	1,294,021
Selling expenses	25,069	47,021	83,013	184,416
Depreciation and amortization expense	199,169	199,636	566,903	529,233
Total operating expenses	1,389,741	1,377,098	4,075,680	4,304,722

Income from operations	(972,413)	28,925	490,219	989,862
Other income (expense):
Interest expense	(169,977)	(166,544)	(617,078)	(364,003)
Interest income	30,910	30,421	86,420	72,502
Other income (expense)	4,594	24,351	(6,554)	54,181

Total other income (expense)	(134,473)	(111,772)	(537,211)	(237,321)

(Loss) income before income taxes	(1,106,886)	(82,847)	(46,992)	752,542

Provision for income taxes	$ -	$ -	$ -	$ -
Net (loss) income	$ (1,106,886)	$ (82,847)	$ (46,992)	$ 752,542

Basic and diluted earnings per common share	$ (0.06)	$ (0.00)	$ (0.00)	$ 0.04

Weighted average shares - basic & diluted	18,605,835	17,258,431	18,490,316	17,130,736

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	Nine months ended September 30
	2008 unaudited	2007 unaudited
Cash flows from operating activities:
Net income ( loss)	$ (46,992)	$ 752,542
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	566,903	529,233
Loss on disposition of assets	(15,695)	(8,417)
Gain on equity investment	87,768	-
Fair value of options granted	-	142,339
Share issue expenses	-	75,324
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(979,644)	(1,403,578)
Inventories	(5,648,494)	(1,874,385)
Prepaid expenses	(139,526)	(478,399)
Other current assets	49,794	(317,158)
Other assets	-	(532,341)
Increase (decrease) in:
Auction proceeds payable	2,342,195	5,062,935
Accounts payable	1,468,811	2,178,256
Accrued liabilities	103,018	128,676

Net cash provided by (used in) operating activities	(2,211,861)	4,255,028

Cash flows from investing activities:
Purchase of property and equipment	(909,981)	(1,839,277)
Increase (Decrease) in note receivable	(46,311)	(2,306,343)
Proceeds from sale of Fixed Assets	127,809	64,692
Net cash provided by (used in) investing activities	(828,482)	(4,080,928)

Cash flows from financing activities:
Increase (Decrease) in line of credit	2,413,566	1,462,335
Payments/Proceeds of long-term debt	(555,092)	1,812,117
Proceeds from issuance of common stock	624,000	949,729

Net cash provided by (used in) financing activities	2,482,474	4,224,181

Net increase (decrease) in cash and cash equivalents	(557,870)	4,398,281
Cash and cash equivalents at beginning of year	5,283,399	2,625,570
Cash and cash equivalents at end of period	$ 4,725,529	$ 7,023,851

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Company includes the accounts of the Company itself and its wholly owned subsidiaries: (i) World Wide Auctioneers, Ltd. (“WWA”), a company incorporated in the territory of the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and (ii) Novamed Medical Products Manufacturing, Inc., a Minnesota corporation.

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

Note 2 – Summary of Significant Accounting Policies

Net Earnings Per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. There are no common stock equivalents at September 30, 2008.

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

September 30, 2008

Note 2 – Summary of Significant Accounting Policies - (continued)

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.

Stock Based Compensation - The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost was recognized in the 2007 financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the quarter ended September 30, 2008.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2005 financial statements.

Note 3 – Notes Receivable

Notes receivable amounted to $ 2,942,058 as on September 30, 2008 due to the Company from its trading partners. Amounts in this category are due from regular consignors, its Australian auction partner and a U.A.E. based earthmoving management company.

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

WWA GROUP, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Note 7 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

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

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company does not expect FSP APB 14-1 to have a material impact on the preparation of its financial statements.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended September 30, 2008. Our fiscal year end is December 31.

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

Subsequent to the period end we sold our interest in Power Track FZE (“Power Track”) to Intelspec International, Inc. (“Intelspec”) in exchange for a minority interest in Intelspec.

Power Track is a United Arab Emirates free zone based licensed equipment and project management enterprise that operates a local government awarded limestone removal project in Ras Al Khaimah, U.A.E.

Intelspec is focused on international project management, intent on servicing an underserved niche market in specialized projects and subcontracts in the $1 million to $10 million range. Generally, these are projects that are too small to attract the attention of multinational firms, but which still require world class expertise. Intelspec intends to pursue project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, and earthmoving and mining operations.

We expect that our unconsolidated interest in Intelspec will provide a return on investment over the next twelve months.

Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which will affect our results of operations.

Results of Operations

During the period from January 1, 2008 through September 30, 2008, WWA Group (i) conducted three major and one smaller un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, (ii) chartered its ship, (iii) bought and sold equipment for its own account, and (iv) began construction of leasehold improvements on its new auction yard. WWA Group expects that over the next twelve months it will continue to expand its business through larger auctions at established sites, open new jointly managed auction locations, and continue its progress in related business activities in shipping and construction management.

For the three months ended September 30, 2008, WWA Group realized a net loss of $1,106,886 despite an increase in ship charter revenue from $318,542 to $503,250 over the prior period. Commission revenue for the three months ended September 30, 2008 decreased to $374,645 from $1,558,061 during the three months ended September 30, 2007 while auction revenue also decreased over the same period from $3,813,483 to $3,087,202. Overall revenues in the three months ended September 30, 2008 decreased to $3,965,097 as compared to $5,690,087 in the same three month period ended September 30, 2007.

The current net loss is attributed to our decision to hold only one small night auction over the three month period as compared to a full three day auction during the three months ended September 30, 2007. This decision is due to a combination of seasonal and cultural considerations in our primary market place. July and August are traditionally slow months for equipment trading activity in the United Arab Emirates while this year the observance of Ramadan occupied virtually the entire month of September 2008. Therefore, we believe that the recent decrease in our revenue over the current three month period is the result of localized considerations rather than any regional or global market downturn.

WWA Group believes that the immediate key to our ability to operate profitably is to increase the number and the size of our auctions and broaden gross margins from equipment trading activity.

Quarters Ended September 30, 2008 and 2007

Revenue

Revenue for the three months ended September 30, 2008 was $3,965,097 as compared to revenue of $5,690,087 for the three months period ended September 30, 2007, a decrease of 30%. Revenue for the nine months ended September 30, 2008 increased to $19,762,660 from $19,376,421 for the nine months period ended September 30, 2007, an increase of 2%. The decrease in revenues over the three month period in 2008 over the same period in 2007 can be primarily attributed to lower auction commissions and trading revenue in combination with a localized slowdown in trading over the period.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $417,327 as compared to gross profit of $1,406,022 for the three months ended September 30, 2007, a decrease of 70%. The decrease in gross profit over the comparative periods can be primarily attributed to the lower auction commission revenue as the period was without a major three day auction and lower trading margins on equipment sold for our account. Gross margins from the sale of equipment historically range from 2% to 7%, while gross margins from auction commission revenue historically range from 40% to 60%. Our gross margins for both auction commission revenue and trading revenue fell below this range during the current three month period.

Expenses

Expenses for the three months ended September 30, 2008 were $1,389,741 as compared to expenses of $1,377,098 for the three months ended September 30, 2007, a nominal increase. Expenses for the nine months ended September 30, 2008 were $4,075,680 as compared to expenses of $4,304,722 for the nine months ended September 30, 2007, a decrease of 5%. However, WWA Group expects that direct costs in combination with selling, general and administrative expenses may rise with an increase in the number and size of auctions to be held over the next six months which rise is expected to be minimized in relation to revenue growth.

Depreciation and amortization expenses for the three months ended September 30, 2008 and September 30, 2007 were $199,169 and $199,636 respectively. Depreciation and amortization expenses for the nine months ended September 30, 2008 and September 30, 2007 were $566,903 and $529,233 respectively. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the anticipated expansion of our physical facilities in late 2008.

Net Losses/Income

Net losses for the three months ended September 30, 2008 were $1,106,886 as compared to net losses of $82,847 for the three months period ended September 30, 2007. Losses for the current three month period are indicative of the decrease in revenue. Net losses for the nine months ended September 30, 2008 were $46,992, as compared to net income of $752,542 for the nine months ended September 30, 2007. Losses for the current nine month period are attributable primarily to losses incurred in the most recent three month period ended September 30, 2008.

WWA Group anticipates a return to net income growth over the next twelve months, based on our current auction schedule. We held a large auction in October 2008, and have large auctions scheduled for December 2008, February 2009, April 2009, and June 2009. Both our regular and new consignors are now consigning larger packages of equipment to these upcoming auctions due to a perceived oversupply of used equipment worldwide. Therefore, the size of our auctions and corresponding commission revenues are expected to increase in the near term. WWA Group also owns a substantial amount of inventory it plans to sell over the next six months that should bring substantial additional revenue to its operations.

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

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing rent expenses in the last two years, which is a result of a tremendous demand for housing and land within the UAE’s Free Zone. However, the general market is settling down, and we have a new land lease contract in place to stabilize these costs in the future. Therefore, we believe that we can offset future inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $2,211,861 for the nine months ended September 30, 2008 as compared to cash flow provided by operations of $4,255,028 for the nine months ended September 30, 2007. The transition from cash flow provided by operations to cash flow used in operations in the nine months ended September 30, 2008, is primarily attributable to accounts (auction proceeds) receivable and inventory. Anticipated net income in future periods and decreases in inventory are expected to provide cash flow from operations in future periods.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $828,482 as compared to $4,080,928 used in investing activities in the nine months ended September 30, 2007. Cash flow used in investing activities in the nine months ended September 30, 2008 was primarily comprised to the acquisition of additional property and equipment of $909,981.

Cash flows provided by financing activities were $2,482,474 for the nine months ended September 30, 2008 as compared to cash flow provided by financing activities of $4,224,181 for the nine months ended September 30, 2007. Cash flows provided by financing activities in the nine months ended September 30, 2007 consisted primarily of a $2,413,566 increase in lines of credit, and the use of our common stock valued at $624,000 to acquire equipment.

WWA Group had a working capital surplus of $1,513,860 as of September 30, 2008 compared to a working capital surplus of $1,635,548 as of December 31, 2007. We believe that this surplus, in addition to anticipated increases in operational cash flow is sufficient to meet our obligations.

Historically, WWA Group has funded its cash needs from inception through operations, increases in payables, sales of its common stock, and debt transactions. Other prospective sources of funding include shareholder loans, additional sales of common stock or other equity instruments, and loans from other sources. However, WWA Group can provide no assurance that in the event that a financing becomes necessary that it will be able to obtain such financing. Should WWA Group be unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or auction proceeds payable, which delays could negatively impact its ability to attract and retain consignors for future auctions.

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

WWA Group adopted The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, which approved the registration of 2,500,000 shares of the common stock. Under the Plan, our board of directors can issue stock, or grant options to acquire up to 2,500,000 shares of its common stock to employees, consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction or the promotion of its securities. Since adoption, WWA Group has granted 1,250,000 options to purchase shares of our common stock, all of which were exercised as of June 30, 2007.

Off Balance Sheet Arrangements

As of September 30, 2008, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the year ended December 31, 2007 filed on Form 10-K with the Securities and Exchange Commission, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.
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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of WWA Group’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. WWA Group is currently evaluating the impact of SFAS No. 163.

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

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. WWA Group will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. WWA Group does not expect FSP APB 14-1 to have a material impact on the preparation of its financial statements.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. WWA Group does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, WWA Group’s management concluded, as of the end of the period covered by this report, that WWA Group’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP, commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair competition in connection with Polliart’s use of an internet domain name “wwauctions.biz” to disseminate false information about WWA Group and its management. WWA Group believes that it will be successful in pursuing its claims against Polliart. WWA Group awaits a response to the complaint as of the date of this report.

OFAC Tolling Agreement

On March 20, 2008, WWA Group, represented by Robert N. Wilkinson, executed a Tolling Agreement at the request of The Office of Foreign Asset Control (“OFAC”) of the U.S. Treasury Department intended to toll the time frame permitted under the relevant statute of limitations until April 9, 2009, in order for OFAC to continue its investigation into our business operations. WWA Group has had no subsequent communications with OFAC and is unaware of any allegations of wrongdoing asserted or contemplated by OFAC.

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

Risks Related to Our Business

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2008, the Company authorized the issuance of 1,600,000 shares of common stock to Caspian Quarry Services, a company based in the United Arab Emirates, in exchange for equipment valued at $624,000 or $0.39 per share, pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). No commission was paid in connection with this issuance.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2008.

WWA Group, Inc.

/s/ Eric Montandon

Eric Montandon

Chief Executive Officer and Director

/s/ Digamber Naswa

Digamber Naswa
Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit      Description

3(i)(a)*     Articles of Incorporation of the WWA Group, Inc. (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(b)*     Certificate of Amendment of the Articles of Incorporation of WWA Group, Inc. (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on August 29, 1997 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(c)*     Certificate of Amendment of the Articles of Incorporation of WWA Group, Inc. (NovaMed Inc.) filed with the Nevada Secretary of State on May 8, 1998 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(i)(d)*      Certificate of Amendment to the Articles of Incorporation of WWA Group, Inc. filed with the Nevada Secretary of State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3(ii)*     Bylaws of the WWA Group, Inc. (Conceptual Technologies, Inc.) adopted on November 12, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

10(i)*     Stock Exchange Agreement between the WWA Group, Inc. (NovaMed, Inc.) and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).

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

14*     Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21*     Subsidiaries of WWA Group, Inc. (incorporated herein by reference from the Form 10-K filed with the Commission on April 10, 2008).

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

*     Incorporated by reference from previous filings of WWA Group.