Form 10-K
period 2008-12-31
WWA GROUP INC
filed 2009-04-01
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to      .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

600 East Baseline Rd., Suite B3, Tempe, Arizona 85283
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
The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (9,646,937 shares) was approximately $1,997,622 based on the average closing bid and asked prices ($0.205) for the common stock on March 27, 2009.

At March 27, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

PART I

ITEM 1.     BUSINESS

As used herein the terms “WWA Group,” “it,” “its,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

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

Our United States business office is located at 600 E. Baseline Rd., Suite B3, Tempe, Arizona, 85283, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511. We maintain our principal place of business in the Jebel Ali Free Zone, Dubai, United Arab Emirates (“UAE”).

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG”.

The Company

Auctioneering Operations

WWA Group auctions transportation and industrial equipment from its primary location in Dubai, UAE in addition to various other locations worldwide. Our subsidiary World Wide Auctioneers has held 43 large un-reserved equipment auctions and 23 video and internet auctions from Dubai, UAE and Doha, Qatar between March of 2001 and March 27, 2009. Gross auction sales from the primary locations have reached over $725 million during this period, in addition to over $200 million in gross auction sales realized from other auction locations where we operate through joint ventures or franchise relationships. Equipment auctioned in Dubai and Doha included more than 42,000 items from 4,700 consignors that were sold to over 7,100 bidders. WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. We also sell light vehicles and other related items such as boats and motorcycles. We generate commission and service income from these auctions that comprises a large portion of our total gross operating revenue.

Recent Auctions

The table below lists WWA Group’s major Dubai auctions for the year ended December 31, 2008.

Auctions in 2008
Auction Date	Gross Sales (in millions)
February 19 – 21	$17.0
April 22 – 24	$22.0
June 28 – 30	$25.3
September 15	$8.4
October 18 – 20	$18.4
December 20 – 22	$33.1
Total

In 2008 we auctioned over $124 million worth of equipment in major auctions at our primary Dubai location. The auctions in 2008 attracted 1,100 successful bidders to purchase over 7,200 total lots. We generated lower numbers across most categories in 2008 compared to 2007. The decrease was due primarily to festivities associated with the religious holiday of Ramadan that caused us to limit the size of our September auction. However, our December 2008 auction generated record results in gross auction sales, bidder buyers, commissions and service revenue. This auction was larger due to the abrupt slowdown in speculative equipment buying activity and the increase in consignors desirous of converting equipment to cash prior to the year end. Our February 2009 auction showed a continuation of this trend, with gross auction sales 30% higher than our average February auction sales in 2005 through 2008.

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

Revenues from commissions and services earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include any preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment; incidental interest income; and buyers’ commission applicable on certain sales of items. All revenue is recognized when the auction sale is complete and we have determined that the auction proceeds are collectible. Revenues from commissions and services may be compared to gross auction sales as a measure of relative operating performance between periods. On occasion, WWA Group guarantees a certain net level of proceeds to a consignor. Revenue on guaranteed consignments comes from a percentage of the proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, we can incur a net loss on the sale. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held. WWA Group guaranteed no net proceeds to any consignors in 2008.

Trading

WWA Group is focused on selling for the consignor rather than competing with owners and bidders. However, we do purchase and sell equipment at our auctions or in private sales. Sales of equipment owned by us accounted for approximately $7 million of the equipment sold in our auctions, or about 5.3% of the total gross auction sales in 2008. Another $13 million worth of equipment owned by us was sold through private sales in 2008. Approximately 50% of the inventory we purchase for resale comes from regular customers at our own auctions, while the remaining 50% is from various direct sellers worldwide. Of the inventory purchased from our regular consigners, we make some of the purchases during the auctions while we make the remaining purchases prior to auctions in the form of guaranteed prices or cash purchases. Revenues from such sales are defined as Revenue from Sales of Equipment. All costs of goods sold are accounted for under Direct Costs – Sales of Equipment.

In 2007 and 2008 we also generated revenue from the charter of our shipping vessel. This revenue comes from gross charter revenue paid each month by an unrelated party that charters the vessel on a long term basis. Costs of operating and maintaining the vessel are included under salaries and wages, and general and administrative expense.

Auction Particulars

All of WWA Group’s auctions are unreserved, meaning that there are no minimum or reserve prices; each and every item is sold to the highest bidder on the day of the auction. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results.

Our unreserved auctions are focused primarily on the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auctions, meaning they auction a significant amount of equipment that they own. When an auction company becomes overly involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. We too have sold equipment for our own account in 2006 through 2008, but the total amount sold was less than 8% of total gross auction sales in these periods. We sold about $7 million of our own inventory in our 2008 auctions in Dubai, which equates to 5.3% of gross auction sales for the year.

Of the approximately 1,400 items of equipment sold at each of our 5 “major” auctions in 2008, an average of approximately 900 units were from UAE-based consignors and 500 units from consignors outside of the UAE. The equipment for auction is consigned by an average of nearly 140 individual consignors per auction, as follows:

Source of Auctioned Equipment
Auction Date	Number of consignors	Number of countries
February 17 – 19	133	16
April 22 – 24	142	14
June 28 – 30	146	16
September 15	46	5
October 18 – 20	123	14
December 20 – 22	115	16

Of these consignors, there are 5 to 10 regular consignors who supply large amounts of equipment from UAE-based construction and trading companies. The remaining consignors are typically from the Persian Gulf region (which consignors tend to sell equipment sourced from the region) but are located throughout the world. Singapore is the most heavily represented non-Persian Gulf country at our auctions, from where we have 10 to 15 regular consignors who source used equipment from Japan. In 2008, the number of consignors and countries where they originate decreased as compared to 2007. Since shipping rates came down in 2008 as compared to 2007, many vessels were taken off line from regular routes and shipping became more difficult for some non-UAE consignors.

On-line Auctions

Live on-line bidding is a significant component of WWA Group’s ability to involve bidders in locations remote from any given physical auction site in participating in the auction process. We conduct live on-line bidding using our own proprietary interactive software system, marketed as “WWA BidLive,” designed to enhance the best features of existing auction technology. We have experienced a steady user base of WWA BidLive at our Dubai auctions, despite a low internet penetration rate amongst equipment dealers in the Gulf region that comprise a large percentage of our buyers. The on-line approach to auctioning equipment opens up many more opportunities for us to sell equipment between our physical auctions in on line only auctions. However, during 2008 we had no Dubai on-line auctions due to a heavy schedule of 6 physical auctions during the year, and an extended “off” season. Nonetheless, we do expect our on-line auction system to capture an increasing percentage of sales in the future and to provide a consistent revenue production stream for us. WWA Group has a proven seller and buyer base that will support our on-line only auctions when we expand this business.

Australian Auctions

Through our joint venture partner WWA Australia Pty. Ltd. we manage industrial auctions in Perth, Western Australia. We manage auctions and license our name, customer database, and auction system software and hardware to WWA Australia Pty. Ltd., a separately owned private company. Pursuant to a management agreement, we are reimbursed for all hard costs incurred while assisting with WWA Australia Pty. Ltd. with its auctions, and are entitled to fees based on gross auction sales at each auction. WWA Group also has a right of first refusal to acquire WWA Australia Pty. Ltd. WWA Australia Pty. Ltd. is not reliant on financial support from WWA Group, and WWA Group has no commitment or financial obligation to WWA Australia Pty. Ltd.

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

Other Operations

WWA Group has expanded operations through acquisition, including a movement into the shipping and project management businesses.

Shipping

We own and charter out, through our wholly owned subsidiary Crown Diamond Holdings, Ltd., a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll-on/roll-off (RORO) ship with heavy lift cranes and a shallow draft that is ideal vessel for shipping heavy construction equipment within the Gulf region. The M/V Iron Butterfly was chartered through the end of 2008 to an independent freight forwarding company that handles shipping for us and our customers. The vessel charter generated gross revenue (adjusted for down time during dry docking) for WWA Group of approximately $1,530,000 in 2008. The vessel sails on the Dubai / Karachi / Mumbai route. The route is heavily used by our customers and is located along generally calm waters, thereby reducing maintenance requirements and extending the effective life of the vessel.

While the general RORO shipping market has turned down in the last 12 months along with a general slowdown in international trade and trade finance, our charter has not been disrupted. We have signed a new charter for 2009 through 2013 whereby WWA Group is guaranteed a net cash return equal to $600,000 per annum for the 5 year term. Under the new charter we are no longer responsible for any operational or maintenance expenses which requires less in less management effort from us and provides a better net return that that generated in 2008.

Rock Quarry and Project Management

WWA Group owns a 32% interest in an unconsolidated subsidiary, Intelspec International, Inc. (“Intelspec”) that wholly owns Power Track Projects, FZE (“Power Track”). Our initial investment went to Power Track in 2007 with equity capital and debt funding. On October 1, 2008, Power Track was acquired by Intelspec in a stock for stock transfer of our interest in Power Track for a similar interest in Intelspec.

Intelspec is engaged in providing project management for small to medium sized projects, including Power Track, a licensed equipment and project management company formed in the Fujeirah Free Zone that manages earthmoving and rock sales operations in the United Arab Emirates. Power Track is currently engaged by the government of Ras Al Khaimah, United Arab Emirates, to move over twenty five (25) million tons of limestone through 2010. The removed limestone is marketed by Power Track as processed aggregate, quarry run, and armor stone. The process of removing the limestone is completed by earthmoving and support equipment that work with three (3) crushing machines capable of producing over ten thousand (10,000) tons of crushed aggregate per day.

Competition

Auctioneering

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
The Gulf Region, used, industrial equipment auction market has two only significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA is a Canadian based company reporting over $3.57 billion in gross auction sales from 193 auctions in 13 countries. RBA is the world’s largest un-reserved equipment auctioneer, and holds a dominant position in certain geographic locations.

WWA Group entered the Dubai market as a direct competitor to RBA in 2001. Our competitive results are as follows:

Gross Auction Sales in Dubai
Year WWA GroupRBA
2001	$25,000,000	$45,000,000
2002	$49,000,000	$70,000,000
2003	$89,000,000	$105,000,000
2004	$99,000,000	$79,000,000
2005	$110,000,000	$60,000,000
2006	$113,000,000	$60,000,000
2007	$137,500,000	$78,300,000
2008	$126,000,000	$108,000,000

* 2005-2007 include on-line sales from our Dubai facility

We have maintained a dominant market share in Dubai by offering more auctions, attractive pricing and better service than RBA. The gross auction sales data indicates that we held over 64% market share from 2005 through 2007. Our market share declined in 2008 to about 55%, due to an increased effort by RBA to ship in more equipment from some of their overseas auction facilities. They have a much larger site in Dubai than we do, and have capacity to bring in more equipment. However, we still expect to sell more equipment in Dubai than RBA in future periods.

More importantly, the combined gross sales by equipment auctioneers in Dubai grew from $33 million in 2000, prior to WWA Group’s entry, to over $230 million in 2008. This suggests that the equipment auction industry has substantial room to grow with the advent of competition in certain underserved markets.

The entry of the Al Ain Municipality (part of the Emirate of Abu Dhabi – 100 kilometers from WWA Group’s Jebel Ali Site) into the equipment auction industry in 2004 is also an indicator of the growth potential of the auction business in a large market. The Municipality previously sold excess inventory in private sales, but turned to the auction method after researching WWA Group and RBA processes and virtually copying them. The municipality has sold most of the surplus equipment they originally allocated for sale in 2004. These auctions do not accept consignments so they are not in direct competition with WWA Group. Rather than drawing buyers away from WWA Group auctions, these auctions in Al Ain have resulted in increased awareness of the auction model in the region, and have actually drawn additional equipment buyers to the UAE from the region. The Al Ain municipality has sold most of their equipment and is planning only small sales at long intervals after 2007.

Periodically there are small government auctions of construction equipment in other areas of the Gulf region, namely Saudi Arabia. Regular larger auctions are also held by Saudi Aramco, in addition to other large companies located in Saudi Arabia and throughout the Gulf region. However, these auctions are generally reserved private auctions, held by local operators, targeting local buyers that are not in direct competition with us.

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

Trading

We compete with thousands of new and used equipment traders in the Gulf region, and those that are based outside the Gulf who buy and sell machinery in the region. Competing with these traders requires name branding, financial wherewithal, consistency in dealing, and personnel focused on developing contacts in the local and international markets. We have been successful in buying and selling at our own auctions and in private sales in past years, and we believe we will continue to grow this segment of our revenue.

Many traders with whom we compete are specialized, work with a few partners as opposed to many, and do not have the international the representation that WWA Group enjoys. Auction companies are known to be large buyers of equipment packages, and therefore we receive more sellers’ proposals ahead of smaller traders. We have a purpose built distribution channel for sales of owned equipment and a known buyer base of thousands of active buyers. We can also utilize our own shipping vessel to assist buyers and sellers of equipment in private transactions and buy equipment primarily for sale in our own main market, the Gulf region, as opposed to other auction companies that often have numerous sites in other markets to support. We believe these factors result in certain competitive advantages over other traders and other auction companies that trade for their own account. Further, many used equipment dealers and traders with whom we used to compete have been wiped out in the recent economic and financial crisis. Bank finance for working capital and equipment trade has contracted, making the number of competitors smaller than it was in early 2008.

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

RBA entered the Gulf market in Dubai in 1998, and made a public announcement in 2000 that they expected as much as 10% of their overall net income to be generated by the Middle East market auctions. However, from 2001 to 2006 they did not aggressively grow their market in Dubai, likely due to differences in their corporate practices with those of local traders, confusion when WWA Group entered the market, focus on other international expansion, and local personnel problems. Nonetheless, we expect RBA to increase their gross auction sales in Dubai in 2009, based on recent sales volumes, new staff, and a new commitment to grow sales. However, it is unlikely that RBA will be able to continue operating from their existing facility in the Jebel Ali Free Zone past 2010. Land is in short supply and many locators are being moved as their leases expire. New leases are being executed at rates up to 10 times higher than rents prior to 2000, this fact alone will likely cause significant disruption to RBA’s business expansion plans in the United Arab Emirates.

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

RBA reports that it “underwrites” (guarantees or purchases) approximately 25% of the equipment sold in its auctions around the world, as opposed to WWA Group’s total underwriting at auctions in 2008 of less than 6% of gross auction sales.

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

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers. Several features we introduced at our Dubai auctions have been subsequently implemented by RBA in Dubai. Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to our operating efficiency and reduced errors. Further, we have a less restrictive policy than our competitors regarding new technology and procedures, and our executive officers play a major role in operations, therefore allowing us to test and implement new ideas very quickly.

Personnel have a significant impact on the competitive nature of any business. WWA Group employs a dedicated staff of professionals with substantial expertise in marketing, assembling and conducting auctions on an international basis. The commitment of these individuals to excellence in conducting auctions in concert with hands on customer service give us a competitive advantage over less professional organizations within the auction business.

While focusing on developing our stated competitive advantages, we have moved to a larger permanent site in the Jebel Ali Free Zone on a 20-year lease, where we will operate in a state-of-the-art auction arena and workshop facility. The small size of our former yard and restrictions on construction of permanent facilities had strained our competitiveness and growth in past years. We also plan to increase the number of locations in the Gulf region at which we conduct auctions. WWA Group has experience in conducting auctions in other countries, and has decided to focus on the Gulf region for expansion. We are already the largest construction equipment auction company in the region, and we plan to solidify our position by expansion into other underserved markets using our existing economies of scale in Dubai.

Shipping

Our charter party competes with many other vessel owners and freight companies that operate ships and book cargo in the Gulf. Heavy sea freight volume to and from India and the Gulf has resulted in new and used vessels being put onto these routes by major players in the industry. As discussed in the Market section below, the shipping market is still strong in the region for niche vessels such as ours.

We have key advantages such as:

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

These factors, along with the respected international classing of the vessel and above average maintenance, combine to give our vessel key advantages over other vessel owners in our market. We believe that the charter party can continue to compete in the market and be able to pay the contracted monthly charter fee for the next 5 years.

Rock Mining and Project Management

Our 32% owned unconsolidated subsidiary, Intelspec, competes with over 200 quarries selling similar material to a large buyer base in the Gulf. Many are much larger and better financed than Intelspec. There have been few barriers to entry in this business up until 2007, and prices have been kept very competitive by large buyers of material and local political factors.

Construction project management had been a booming industry in the oil exporting nations of the Gulf Cooperation Council (GCC) region until the recent slowdown. There are still many major and minor projects in the pipeline and many of them are in the size and type that Intelspec is targeting. Competition has become more intense among management companies bidding for these jobs.

However, we have key advantages such as:

•	Our royalty rate for removed limestone is below the recent market levels of new entries;

•	Increasing prices for equipment and compliance with new environmental laws are restrictive to new entries;

•	We have fast, below market price access to a revolving base of mobile mining equipment in our own inventory;

•	Many of our numerous equipment buying and selling customers are in related businesses such as transport, construction and ready mix, providing key access to buyers of material and subcontracts on major projects;

•	Intelspec has a very low overhead structure and management that has specific experience in certain technical industries; and

•	Many local project management and construction companies have downsized or closed down in recent times, effectively reducing the number of competitors.

Marketability

WWA Group operates in the auction segment of the global industrial equipment marketplace, selling virtually all types of earthmoving, construction, transport and marine equipment through unreserved public auctions. WWA Group has also diversified into shipping and, through its 32% holding in Intelspec, into construction, engineering services, and materials supply as well. We intend to position WWA Group as a diversified participant in the Gulf region’s construction industry.

Auctioneering

We chose to enter into the auction segment of the industry for several reasons, including:

•	the sheer size and fragmented nature of the industry;

•	the relatively small penetration of the auction model in the industry outside of North America;

•	the attractiveness of the auction method;

•	the resilience of the auction model in both upward and downward trending economic cycles;

•	the projected growth in construction spending in the Middle East and several other regions outside of North America; and

•	the dominance of the segment in certain regional markets by one company and the resulting stagnant segment growth in those markets.

Market Size and Growth

After 8 years of unprecedented growth, the global market for new heavy equipment is now in the midst of an abrupt and severe contraction. Throughout 2007 and 2008 equipment manufacturers were able to compensate for slumping US sales with rapidly increasing exports. Data from the US Association of Equipment Manufacturers shows that 2007 US exports of heavy equipment reached $17.2 billion, an increase of 26% over 2006, and in 2008 the figure soared to $20.7 billion, up 20% from 2007, allowing major manufacturers to show increases in revenues and earnings despite declining US sales.

While comprehensive data are not yet available, all indications suggest that the last months of 2008 and the first quarter of 2009 have seen dramatic reductions in equipment sales worldwide. Dominant manufacturer Caterpillar reports that earnings plunged 32 percent in the last quarter of 2008, and that global machinery sales fell 27 percent in February, the third straight month of declines. The drop in February machine sales was led by Europe, Africa and the Middle East, where retail sales plunged 37 percent compared with the same month in 2008. Sales of truck and bus engines declined of 56 percent in February, compared with drops of 55 percent in January and 30 percent in December.

Forecasting firm Off-Highway Research expects equipment sales in five major regions of the world to fall a total of 15 percent in 2009. According to the company's recently released Annual Review, construction equipment sales in these five regions last year totaled 635,831 units, an 11 percent fall on the record volume of 713,863 machines sold in 2007. Off-Highway Research expects further falls in Europe, India, Japan and North America this year, with the Chinese market staying flat. This is expected to see the market fall to 537,866 machines, down 15 percent year-on-year, and almost 25 percent lower than the peak in 2007. Caterpillar’s expectations for 2009 are similar, as cited in the company’s 2008 annual report:

…in 2009, the global economic conditions and key commodity prices have continued to decline significantly, the financial markets remain under stress and our expectations for 2009 have deteriorated. We are projecting 2009 sales and revenues to be in a range of plus or minus 10 percent from $40 billion, down 25 percent from 2008 sales.

The second hand equipment market is highly fragmented, and more difficult to quantify. The extremely robust sales of new equipment for the last 5 years have left a large stock of high quality, late model machinery available on the market. Global auction firm RBA is one of the world’s largest traders of second hand equipment, so its results are a reasonable indicator of global demand for second hand equipment. RBA gross auction sales increased 12% in 2008, indicating that second hand equipment transactions are continuing to accelerate. Auction sales of second hand equipment have traditionally been insulated from the impact of economic downturns. Equipment users may buy less new equipment during periods of slack growth, but trading of second hand equipment remains very active. RBA’s U.S. auction volume has remained strong despite the recession and the slump in new equipment buying, and recent results indicate that the same pattern will apply to the global market.

Penetration of Auction Segment

Despite the huge size and sustainable growth of the used equipment market, only a fraction of that equipment is sold through auctions, the majority being sold directly by the owner or through dealers and brokers. RBA is by far the largest equipment auction company in the world. RBA’s gross auction sales for the year ended December 31, 2008 reached $3.5 billion. RBA claims to sell more at auction than their 25 largest competitors combined. In North America, RBA and others estimate that 20% of all used equipment changing hands is traded at auction. Analysis of data available suggests that of the $100 billion of equipment changing hands outside of North America each year only about 1% to 2% is at auction. WWA Group expects this percentage to increase, and eventually to match the 20% penetration rate realized in the more mature U.S. and Canadian markets, leaving a great deal of room for growth.

Analyst Bruce Simpson of William Blair & Company stated in 2004 that:

The size of the used equipment market and the relatively small penetration of the auction model suggest that the company (RBA) has years of open-ended growth in front of it.

WWA Group believes this statement applies to the segment as a whole and all participants, especially outside of North America.

Since the virtual elimination of used equipment finance from banks and other specialized finance companies in recent months, the penetration of the auction model should now increase even more rapidly than predicted in the last few years.

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

Resilience of the Auction Model

The industrial equipment auction business is relatively insulated from cyclical economic trends. Many of the factors that prompt owners to sell equipment also creates an environment in which equipment buyers opt for high quality used equipment rather than more expensive new equipment. Auctioneers can therefore take advantage of economic downturns as well as upturns, whereas private dealers’ revenue and profit margins tend to be negatively influenced by regional market downturns.

In recent years, we have been operating at a profit in a very active, high demand growth environment where it has been difficult to locate good quality equipment to auction. However, this environment also generates fleet re-alignments, mergers and acquisitions, lease returns, project completions, and even financial pressure from over-commitments. All of these conditions favor the auction model.

In the current period of economic contraction, auctioneers are seeing a dramatic increase in supply of used equipment for sale at auction. Numerous project cancellations and cutbacks have left contractors eager to dispose of stocks of heavy equipment. Auctions are well known for their cash transactions, as opposed to private dealers that often rely on buyer financing for many of their sales transactions. Availability of buyer financing is extremely uncertain in the current economic environment. Further, industrial equipment auctioneers are not restricted to selling lines of equipment provided by a particular manufacturer or manufactured for a particular industry, or to holding auctions in any particular geographic location.

We believe that WWA Group can generate increased business volume as a result of the global economic downturn, a belief that is strongly supported by recent auction results. Auction sales in Dubai have increased since the global downturn impacted the Arabian Gulf construction business in October and November of 2008. Gross auction proceeds at WWA Group’s 3-day Dubai auction in December 2008 reached a record $33 million, while a sale in February of 2009 moved another $22 million. A 3-day Dubai sale by RBA in early March moved $29 million, also a site record for the company. Both companies recorded record attendance, bidder volume, and transaction volume.

The relationship between economic stress and auction sales is clear. Companies that have lost business due to project closures need to liquidate fleets of equipment quickly, and traditional sales methods like consignment to a broker or dealer can take months or years to produce results. Auctions provide a fast sale with immediate cash settlement.

The large regional supply of used equipment, rapid closure of many projects, and the transition from a market driven by real estate projects to a market driven by infrastructure and industrial projects has created a “churning” environment that is ideal for increased auction sales. We expect that sale prices for individual pieces of equipment may decline, but we expect transaction volume to increase enough to compensate for the drop in sale prices. WWA Group expects strong activity at 2009 auctions, with gross auction proceeds and commission revenue at levels exceeding those of 2008.

The Gulf Region Market – General

The Gulf Economic Environment

The oil exporting nations of the Gulf Cooperation Council (GCC) have benefited from years of steadily rising oil prices, culmination in 2008 with a peak of $147/bbl and an annual average of roughly $120/bbl.
High oil prices, oil export receipts, and budget surpluses have driven rapid economic growth. The dramatic increase in oil prices from 2003 to 2008 enabled the GCC's six member countries to almost triple their aggregate gross domestic product, from $350 billion to more than $1 trillion, according to the International Monetary Fund (IMF). Over the same period the group accumulated an estimated $1.5 trillion in surplus funds.

With oil prices for the first quarter of 2009 ranging from $40-50/bbl and most analysts projecting an annual average price below $60/bbl, this pattern of explosive growth in oil revenues is clearly over. Forecasts vary, but it is generally expected that economic growth in the UAE, Kuwait, and Saudi Arabia will be minimal or slightly negative. One bright spot is Qatar, where the IMF predicts that a dramatic expansion in natural gas output is expected to fuel continued economic growth of up to 29%. Qatar has invested heavily in increasing gas output, and is now the leading exporter of natural gas, and with principal rivals Iran and Russia seeing investment constrained by high political risks, it is likely to continue in this position. Qatari gas exports are expected to increase from 39.9 million tons in 2008 to 77.4 million tons in 2010.

Regional analysts generally agree that GCC governments are able to balance expenditures and revenues with oil prices as low as $40/bbl. However, most regional budgets are expected to see deficits in 2009, as Governments ramp up spending to compensate for decreases in private sector investment and to provide economic stimulus. This trend is most visible in the UAE, where the federal budget for 2009 is expected to increase 20 percent and the Emirate of Dubai will increase spending by up to 42 percent. The UAE federal budget foresees an increase of over 20 per cent in government spending in 2009, over last year, and Dubai expects to see an increase in spending of 42 per cent over 2008. Overall, the IMF projects negative current account and fiscal balances across GCC. IMF Middle East and Central Asia Department Director Masood Ahmed stated on Feb 9, 2009:

For the oil exporters, the decline in oil prices and OPEC production cuts are projected to reduce oil export receipts by almost 50 percent in 2009. This implies a loss of government revenue to the tune of US$300 billion compared to 2008. Nevertheless, most governments—especially those in the GCC—have so far indicated that they will maintain their spending and investment plans… As a result, oil exporters' current account surplus of around US$400 billion in 2008 is expected to turn into a deficit of US$30 billion in 2009. For most countries, this deterioration is from a position of significant strength, and thus can comfortably be sustained by the large stock of reserves that these economies have built up… by continuing to spend, oil-exporting countries are contributing substantially to supporting global demand and are acting as stabilizers during the global downturn.

The authoritative Middle East Economic Digest (MEED), in a recently released research report titled GCC Economic Outlook, 2009-10, reached the following conclusions:

•	The GCC faces a year of reduced economic activity that will test GCC governmental capabilities and the viability of businesses;

•	2009 is forecast to constitute a short, sharp shock to GCC private businesses;

•	The region as a whole will continue to be solvent, and is likely to recover quickly once global economic trends improve;

•	Recovery is possible in 2010;

•	Dollar value of GCC gdp will probably contract by about 20%, assuming a $60 average oil price;

•	“whichever way the figures are manipulated, the economies of the GCC are about to be dealt a bitter blow”;

•	Saudi Arabia, Kuwait, Qatar will increase government spending and the UAE will be mixed: Abu Dhabi will increase spending but Dubai will require support from Abu Dhabi if spending is to increase significantly;

•	Even with a 20% fall, the GCC economy will be at the same size as 2007;

•	GCC economies will recover quickly in 2010, after contracting in real and current terms in 2009, due to an expected rebound in oil prices;

•	The GCC will remain solvent during 2009, despite the elimination of current account and budget surpluses;

•	The longer term outlook remains positive due to globalization and oil market trends;

•	Some GCC economies, regions, and sectors will be seriously affected, businesses lacking stable income sources may struggle to survive; and

•	GCC governments are expected to use their savings to maintain capital spending on infrastructure and vital services. This will help sustain the private sector and encourage further non-oil growth.

Since the publication of the report, Abu Dhabi has purchased $10 billion worth of Dubai-issued bonds, and indicated willingness to purchase another equal tranche, providing Dubai with the means to support a substantial planned increase in government spending.

It is impossible to predict with certainty when oil prices will recover. It is important to note, though, that OPEC and IEA project that demand in 2009 will decrease by up to 1 million barrels per day, 1.16% of the peak global demand of roughly 86mbpd, reached in early 2008. This illustrates the degree to which oil prices are sensitive to relatively small changes in the supply/demand equation: a projected decrease in demand of slightly over 1% produced a price plunge of over 70%.

Many oil-producing regions, notably Mexico, Venezuela, and the North Sea, have seen substantial declines in production over the last 5 years. In many others, the sharp decline in oil revenue and severe political risks are likely to curb investment in new production capacity. If demand should recover by even a small margin, substantial price increases are likely to result. The primary beneficiaries of such an increase would be the GCC nations, which are continuing to make substantial new investments in oil production.

The GCC Construction Industry: Assessing the Impact of the Slowdown

The environment of high oil prices that prevailed from 2003-2008 drove a massive surge in construction in the GCC nations. MEED Projects, the project-tracking venture of the Middle East Economic Digest, announced on March 31, 2008 that projects being tracked in the GCC region were valued at over $2 trillion, a 40% increase in one year. Since the threshold for inclusion in the MEED Projects database is $50 million, thousands of smaller but still significant projects were not included in this figure: review of project announcements in regional publications suggest that the total value of these smaller projects reached a total between 30% and 50% of the value of the large projects tracked by MEED.

A dramatic decrease in oil revenue, the global credit crunch, and a substantial decrease in end-user demand for residential, commercial, and office real estate have dramatically impacted the regional project industry, and current estimates suggest that as much as $1 trillion worth of projects may be on hold or cancelled.

The GCC construction industry may be broken into the following rough project categories, which will see varying impacts from the global credit crunch and economic slowdown:

•	Real estate projects, primarily financed by private investors or public/private partnerships;

•	Tourism, retail, and leisure projects, also primarily financed by private investors or public/private partnerships;

•	Industrial projects, generally with some private investment component but with substantial government participation;

•	Oil and gas projects, largely government funded; and

•	Infrastructure projects, almost entirely government funded.

The impact of the slowdown has been felt most dramatically in the first two categories, where project financing was heavily reliant on debt and projects were often highly speculative in nature. Many high-end real estate projects relied on off-plan sales to highly leveraged short-term investors who planned on “flipping” the properties as projects neared completion, a strategy that was profitable in the boom period but could not survive a recession. As the impact of the slowdown was felt layoffs accelerated, and as expatriate workers departed demand for real estate dropped, creating a declining cycle. Rents in Dubai have fallen up to 30% in the last 6 months, and in some areas the decline may even reach 50% from 2008 peaks.

The GCC building industry has suffered a series of severe shocks. Sharply reduced oil prices have constrained regional liquidity. Cash-strapped overseas investors have pulled out of regional investment markets, and equity sales are no longer an effective means of raising capital. Foreign investment has been sharply reduced, both on the corporate level and among the high net worth individuals targeted by numerous luxury real estate projects. The decline in business has caused a sharp retrenchment in expatriate employment, with a corresponding decrease in demand for real estate.

These factors have had a dramatic impact on the real estate, tourism, retail and entertainment sectors, which have seen a large number of projects cancelled or put on hold, particularly in Dubai, where close to $600 billion in civil construction projects are now cancelled or on hold. The impact of these cancellations on the regional construction market has been substantial, largely because it was sudden and unexpected: Dubai’s construction business went from rapid expansion to contraction in less than 3 months, a dramatic dislocation. In the medium term, however, several factors suggest that this impact may be diffused to some extent and may ultimately have positive effects.

Examination of project figures suggests that the first half of 2008 was a boom period for builders and their suppliers. In reality, many builders and investors found this period to be one of crisis. The pace of building in the region, the UAE, and particularly Dubai had, by early 2008, overwhelmed the region’s supply chain capacity. Shortages and rapidly escalating prices of basic materials, notably steel and cement, stalled many projects, and new entries found it impossible to hire qualified contractors or workers in many skilled trades. A recent report by Nomura International on the Middle East real estate sector claimed that construction costs in the UAE rose at about twice the total rate of inflation in 2007 and were up “that much again in the first half of 2008”. Many projects initiated under fixed-cost contracts had to be frozen, as it was simply impossible to complete them for the specified amounts.

This situation has now completely reversed. According to the Nomura report cited above, during the peak in August 2008, per square foot construction costs were being quoted at Dh1,200 in Dubai. By February 2009 quoted rates ranged from Dh475 per sq ft to Dh500 per sq ft, with some developments at Dh350 per sq ft, representing a fall of 60 per cent in just six months. Nomura International concluded:

We calculate that those developers that can pause and re-tender for developments not yet in construction can expect to save Dh100m in material costs on a standard tower development. Those that cannot will try to squeeze concessions out of contractors – with the alternative being to cancel the contract. The emerging trend is to shelve developments and then retender.

While close to $600 billion in projects have been cancelled or put on hold in the UAE, work on projects worth $698 billion continues to move ahead, according to an industry report from Proleads Global. “The UAE may no longer be the land of milk and honey but it is still in a far better position than most,” said Emil Rademeyer, director of Proleads. “To put it into perspective, the $698 billion of continuing work we are reporting is almost equivalent to the latest stimulus package proposed for the US.” The marked reduction in construction costs is a strong incentive for developers of projects with viable financing to push their projects ahead and achieve completion at the lowest possible cost. While additional cancellations will occur, it is also likely, as mentioned in the Nomura report cited above, that some cancellations are aimed primarily at cost reduction and will eventually be retendered in an effort to lock in lower costs.

While construction activity in the real estate, tourism, entertainment, and retail sectors will be muted for some time, it is likely that activity in other sectors will be accelerated. Governments across the region are ramping up infrastructure spending to provide economic stimulus and push liquidity into their economies. In most cases these represent not new projects, but an acceleration of existing road, bridge, port, airport, and other projects. The existing backlog of these projects is enormous, including:

•	The $4.2 billion expansion of the Dubai International Airport;

•	Dubai’s $20 billion highway and bridge development program;

•	The $4.2 billion Dubai Metro railway;

•	The $6.7 billion Abu Dhabi Airport expansion;

•	Abu Dhabi’s $2.2 billion Taweelah port development;

•	Kuwait’s $12 billion rail system and $2.7 billion airport expansion;

•	A $4.77 billion causeway linking Qatar and Bahrain;

•	Qatar’s $8 billion infrastructure development program; and

•	The $5.5 billion new Doha international airport.

Regional governments are also accelerating investment in planned industrial projects, in order to provide economic stimulus, take advantage of lowered construction costs, and generate long-term diversification of their economies. Thousands of industrial projects are in progress, with some of the largest being:

•	Abu Dhabi’s $6 billion Taweelah aluminum smelter;

•	A $4 billion oil refinery in Fujairah;

•	Qatar’s $3 billion aluminum smelter;

•	The $4 billion Qatargas II project;

•	A $6 billion gas-to-liquids plant being built in Qatar by Royal Dutch Shell;

•	Qatar’s $14.5 billion Ras Laffan port and Gas processing facility; and

•	Qatar’s $20 billion downstream petrochemical development.

The GCC construction industry overall has seen a very abrupt and dramatic dislocation. Close to $600 billion in projects have been abruptly frozen or abandoned in Dubai alone and the total through the region as a whole may exceed $1 trillion. The consequences of this dislocation have been immediate: substantial unemployment, sharply reduced demand for materials and labor, and potential collapse for contractors and suppliers who were excessively dependent on a small number of projects.

On the positive side of the ledger, the reduction has brought the scale of construction back to a level consistent with the carrying capacity of regional supply chains, sharply reducing construction costs. Increased spending on necessary infrastructure and fundamentally viable industrial projects in place of highly speculative luxury real estate, tourism, and leisure projects will in the long run produce a more viable and balanced economy. Even with the reductions the regional project stock remains over $1 trillion, a very substantial amount in a region ¼ the size of the US with a population only slightly larger than that of California. Many industry players are reporting strong project loads: Al Habtoor Leighton Group, one of the largest contractors in the Gulf, expects growth of up to 40% in 2009 bolstered by new real estate projects, primarily in Qatar and Abu Dhabi, and regional engineering contractor Drake & Scull is predicting a 25% increase in revenues.

A considerable reallocation of resources will be required and there will be substantial “churning” as the industry adapts to the abrupt shift in direction, but in the medium term the GCC construction industry is expected to remain at an active, though no longer frantic, level and to remain as one of the world’s stronger demand centers for construction services, materials, and equipment. This reallocation is illustrated by the following MEED figures contrasting new contract awards in the UAE and Saudi Arabia:

Value of Construction Contracts
Year	Saudi Arabia ($bn)	UAE ($bn)
2005	2.4	28.7
2006	6.4	68.9
2007	13.0	57.9
2008	11.5	74.1
2009 to date	15.7	4.1
Source: MEED

Given these figures, it is clear that idle equipment and other resources in the UAE is likely to be absorbed by the construction industry in neighboring Saudi Arabia, which is rapidly expanding due to aggressive government stimulus spending.

Heavy Equipment

For the last 5 years the GCC has been one of the world’s fastest-growing markets for construction equipment. Shakil Merchant, Operations Manager of leading regional distributor Kanoo Machinery, reported in late 2007 that “Demand is so high that it's difficult to keep up”, and estimated market growth at 200%. Henrike Burmeister, lead organizer of the Bauma exhibition of German-made products commented:

The level and development of the export figures of construction equipment and building material machinery to countries of the Arabian Peninsula reflect the rapid development of the construction industry… The export volume of the German manufacturers to the partner region countries increased by a total of 40 per cent to more than 400 million euros from 2005 to 2006. The lion's share of this volume was machinery and equipment, worth nearly 154 million euros (about Dh762 million), exported to the UAE, and nearly 139 million euros (about Dh688 million) exported to Saudi Arabia.

During the free-spending boom period the region’s builders showed a marked preference for new equipment from premier manufacturers. In early 2008 the Abu Dhabi-based Al Jaber group placed a single order for 720 Caterpillar machines valued at approximately $220 million, one of the largest single equipment orders in history, and placed similarly sized orders with other manufacturers, including Japan’s Komatsu. Other regional construction firms were similarly aggressive in acquiring high priced new equipment assets, many of which are now idle.

Demand for new equipment has now been dramatically reduced. Sales of new equipment have virtually dried up, with financing scarce and an abundant stock of late-model equipment available second hand. The drastic reduction in real estate projects and the shift toward infrastructure and industrial spending has led to a substantial reallocation of existing equipment resources, an ideal situation for equipment auctioneers.

We see the following trends dominating the heavy equipment market in the GCC during 2009:

•	The real estate, tourism, and retail sectors will see a sharp retrenchment. Many major projects will be cancelled or placed on hold, including several of the most dramatic, high profile initiatives;

•	Industrial, energy, and infrastructure projects will continue, and are likely to accelerate as governments ramp up spending to stimulate their economies;

•	Dubai, until this year the epicenter of the regional construction boom, will see the sharpest reduction in spending; and

•	Abu Dhabi, Qatar, Kuwait, and Saudi Arabia, which have the deepest reserves in the region, will emerge as construction centers.

These patterns suggest that a substantial reallocation of equipment assets will be occurring over the next year. Contractors working on projects that have been cancelled or put on hold, including megaprojects such as the Arabian Canal and the Dubai Waterfront, both of which are likely to be postponed, will be eager to dispose of idle equipment, and there will be substantial buying interest from infrastructure, energy, and industrial projects funded by the oil exporting nations, which have the reserve wealth to initiate large scale stimulus projects. We believe that this continuing reallocation process is driving the high level of activity seen at recent auction sales in Dubai, and that this increased level of activity can be sustained through 2009.

Shipping

WWA Group owns a RORO/heavy lift ship, the M/V Iron Butterfly, which is chartered on the Dubai/Karachi/Mumbai route.

The global recession and a large number of new vessels entering service have severely impacted world shipping rates: the Baltic Dry index, a premier index of bulk rates, dropped over 90% in 2008, and container rates dropped by similar proportions. Despite these declines, cargo volume and rates have held up fairly well on the Indian Ocean regional routes: India’s economy has been among those least impacted by the recession, and regional trade remains robust. Also, many larger vessels put on line on this route in the last few years have been taken off in the last 12 months due to high running costs.

The Iron Butterfly is chartered on a 5-year agreement starting Jan 1st, 2009, and provides $50,000 monthly revenue regardless of market conditions. The existing charter offers WWA Group sustained assured revenue and an important value-added service for customers using this popular route.

Project Management

In October 2008, WWA Group’s unconsolidated subsidiary Power Track Projects FZE (“Power Track”) was acquired by Intelspec International, in a deal that resulted in WWA Group owning approximately 32% of Intelspec. The transaction is part of a larger plan to expand Power Track into a full service construction management company focused on projects in the Middle East, Asia and Oceania.

Intelspec's business focus is on international project management, intent on servicing an underserved niche market in specialized projects and subcontracts in the $1 million to $10 million range. Generally, these are projects that are too small to attract the attention of multinational firms, but which still require world class expertise. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Intelspec intends to pursue project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations.

Engineering services of the type offered by Intelspec are still in considerable demand in the region. The economic slowdown has seen some reduction in projects offered for tender and an increase in competition for tenders, but Intelspec is currently bidding on $50 million worth of projects and investigating more. We can offer no assurance that any of these bids will be awarded to Intelspec, but we have confidence in the company’s abilities and competitive position, and the figure indicates that sufficient opportunities exist for further expansion.

Power Track is a United Arab Emirates free zone licensed equipment and project management enterprise that currently operates a local government limestone removal project in Ras Al Khaimah, UAE that supplies crushed-rock aggregate and armor rock to construction projects in the UAE and Qatar. The reduced volume of construction projects in Dubai has resulted in somewhat reduced demand for quarry products. It has also alleviated the regional cement shortage experienced during the construction peak in 2008, which had emerged as a major problem for aggregate suppliers: the ready-mix concrete firms that consume a large proportion of the aggregate produced in the region were routinely forced to cancel orders during this period because they were unable to source enough cement to support concrete production. While demand for aggregate and armor rock will be somewhat reduced, existing construction projects in Ras al Khaimah, Dubai, Abu Dhabi, and Qatar provide more than sufficient demand to support profitable pricing. While we expect prices to drop to some degree, we will also benefit from substantially reduced fuel prices: fuel costs are a large proportion of overall quarry operating cost, and high fuel costs proved a major constraint on profitability during 2008. We expect the quarry operation to be profitable in 2009.

Other projects being negotiated or under contract with Power Track include management of the construction of a 50,000-sq-foot office/warehouse complex in the Jebel Ali Free Zone in Dubai, UAE, management of the construction of a portable cabin resort on the Okuma U.S. Marine Base in Okinawa, Japan, and the removal of 10,000 tons of scrap metal from the U.S. Air Force Base on the Pacific island of Diego Garcia.

The Australian market

While Dubai and the GCC market are WWA Group’s primary auction locations, WWA Group also holds equipment auctions in Perth, in Western Australia. Western Australia has seen a substantial economic boom over the last 5 years, primarily due to rapidly rising commodity prices: Australia is the world’s leading exporter of coal, bauxite and iron ore and the fifth leading exporter of liquefied natural gas.

The recent plunge in commodity prices has driven a dramatic reduction in investment in the mining industry. Australia’s economic growth, in recent years one of the highest in the developed world, has slowed dramatically, though the slowdown has not been as severe as that affecting the US and Europe.

Nonetheless, the slowdown in Australia is likely to drive a substantial reallocation of equipment assets, with mining and residential construction operators looking to rapidly offload unneeded equipment and infrastructure contractors needing to acquire it. We expect the equipment auction market to accelerate during this recessionary period, just as it has in the US and the GCC.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, concessions, or labor contracts (other than the basic employee contracts required by Jebel Ali Free Zone law). However, we have received protection for exclusive use of the name “WWA” and our logo in the UAE by the UAE Ministry of Economy. We also own several URLs protecting and securing the name WWA. We also have a franchise relationship with our joint venture partner in Australia, WWA Australia Pty. Ltd., whereby we license our name, customer database, and auction system software and hardware. We intend to increase the number of our franchising relationships in the future, and we also intend to protect our name and logo in other countries around the world.

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

Our consolidated subsidiary Intelspec and its 100% owned subsidiary Power Track are subject to rules imposed by the Environmental and Health Department of Ras Al Khaimah regarding the emissions and control of dust in mining operations. We have engaged a consultant to assist us with the permitting process to ensure that Power Track is in full compliance with all applicable rules and laws. Nonetheless, Power Track faces significant compliance costs, and can be of shut down at any time if the controls required by local regulations are deemed insufficient.

Doing Business with Nationals of Countries identified by the U.S. as State Sponsors of Terrorism

The U.S State Department and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) have identified Iran, Sudan and Syria as state sponsors of terrorism, and forbid the sale of goods or services by U.S. persons or companies to these countries or to agents of the respective governments of these countries.

On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan.

WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of those countries that OFAC has identified as state sponsors of terrorism. However, we have in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, have exported such purchased equipment to their country of residence.

Since May of 2007, in compliance with the OFAC “cease and desist” order dated April 27, 2007, we have enforced a strict policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria. Nevertheless, in early 2008 OFAC requested that WWA Group sign a tolling agreement intended to extend the time frame permitted under the relevant statute of limitations in which OFAC might continue its investigation into our operations for approximately one year from the date of signature.  WWA Group complied with the OFAC’s request and has since extended the time frame permitted under the original tolling agreement by an additional four months. We remain unaware of any allegations of wrongdoing asserted or contemplated by OFAC against us.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, including but not limited to, the OFAC “cease and desist” order. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Employees

WWA Group currently has 40 full time employees working for the auction and equipment trading business. Our wholly owned subsidiary, Crown, employs 18 full-time employees on its owned shipping vessel. However, these 18 employees fall under the contract responsibility of the vessel charter party. Our consolidated subsidiary Intelspec employs 10 full time employees at its subsidiary level in the project management operation in Ras Al Khaimah. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Reports to Security Holders

WWA Group’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by WWA Group with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

WWA Group’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

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

Sales between March 2001 and May 2007 to persons or entities with addresses in countries deemed State Sponsors of Terrorism by the U.S. State Department and OFAC
Address of registered bidder	Sales	Percentage of total sales*
Iran	$7,300,000	1.40%
Sudan	$1,847,950	0.37%
Syria	$202,300	0.03%
TOTAL	$9,350,250	1.8%

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

We do not believe that this percentage of sales had any impact on our operations, reputation or shareholder value. However, despite the fact that we have no knowledge of delivery of equipment purchased at our auctions into Iran, Sudan or Syria, the U.S. State Department or OFAC could impose fines upon us and has caused us to restrict sales to persons resident in Iran, Sudan or Syria based on the possibility of delivery to these countries. Any further action on the part of the U.S. State Department or OFAC could have a negative impact on our reputation which might decrease shareholder value.

A significant percentage of corporate control lies in the hands of one shareholder.

Asia8, Inc. owns and controls voting power over nearly 40% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders on any and all matters presented to WWA Group’s shareholders. Additionally, Eric Montandon, our chief executive officer, is also the chief executive officer of Asia8, Inc.

WWA Group competes with a much larger and better-financed corporation.

We compete with numerous auction companies throughout the world, but the Gulf region is our primary market. The used equipment auction market in the Gulf region has only two significant participants, us and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, has reported over $3.5 billion in gross auction sales for 2008 from 193 auctions around the world, and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We currently maintain our offices at 600 E. Baseline Rd., Suite B3, Tempe, Arizona 85283. The office space is comprised of 1,500 square feet for which WWA Group pays $300 on a month to month basis. We also maintain a permanent auction site in the Jebel Ali Free Zone, Dubai, United Arab Emirates, on a 23-acre lot for which we paid $619,500 in 2008 rent expense. We have been granted a 20-year lease expiring in 2027 for the use of this property by the Jebel Ali Free Zone Authority. We have allocated one quarter of the lot for permanent office premises.

ITEM 3.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP, commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair competition in connection with Polliart’s use of an internet domain name “ wwauctions.biz ” to disseminate false information about WWA Group and its management. WWA Group believes that it will be successful in pursuing its claims against Polliart. WWA Group awaits a response to the complaint as of the date of this report.

OFAC Tolling Agreement

On March 20, 2008 WWA Group, represented by the Law Offices of Robert N. Wilkinson, executed a Tolling Agreement at the request of The Office of Foreign Asset Control (“OFAC”) of the U.S. Treasury Department intended to toll the time frame permitted under the relevant statute of limitations until April 9, 2009 in order for OFAC to continue its investigation into our business operations. On March 23, 2009 WWA Group signed a four month extension of this tolling agreement as requested by OFAC. WWA Group is unaware of any allegations of wrongdoing asserted or contemplated by OFAC.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

WWA Group's common stock is traded on Over the Counter Bulletin Board under the symbol “WWAG”. The table below sets forth the high and low prices for WWA Group's common stock for each quarter of 2008 and 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Market Prices
Year	Quarter Ended	High	Low
2008	December 31	$ 0.59	$ 0.12
	September 30	$ 0.65	$ 0.41
	June 30	$ 0.72	$ 0.45
	March 31	$ 0.73	$ 0.40
2007	December 31	$ 0.89	$ 0.56
	September 30	$ 0.95	$ 0.60
	June 30	$ 1.00	$ 0.70
	March 31	$ 1.12	$ 0.65

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 27, 2009, there were 896 shareholders of record holding a total of 22,591,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because 6,186,373 shares of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

WWA Group has not authorized shares of preferred stock.

Warrants

As of March 27, 2009, WWA Group had issued 576,973 common share purchase warrants exercisable at $1.00 per share at any time until September 28, 2009.

Stock Options

As of March 27, 2009, there are 100,000 options outstanding that were granted pursuant to the WWA Group 2006 Benefit Plan, to purchase shares of our common stock at an exercise price of $0.36 exercisable on or before October 15, 2009.

Transfer Agent and Registrar

WWA Group’s transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

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

Implementation of our growth model will include expanding our lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from WWA Group’s major equipment auctions, and the economies of scale at the Dubai facility are efficient for this purpose. We have also expanded high margin buyer and seller services, such as shipping and transport. Our ownership of a shipping company and access to owners of a large volume of equipment being moved around the world provide vertical integration opportunities that could combine auction services with the ability to meet shipping needs.

As part of our expansion plan we have invested in an unconsolidated subsidiary, Intelspec, which is engaged in project management. We are confident that our competitive advantages in this business will result in a profit from this investment. However, should our investment into Intelspec be unable to attract a return in the next two years, this may affect the profitability of our overall business.

WWA Group’s business development strategy is prone to significant risks and uncertainties some of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of our business. Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in our primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our future success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which will affect our results of operations.

Results of Operations

During the period from January 1, 2008 through December 31, 2008, WWA Group conducted six un-reserved auctions for industrial equipment from our auction site located in Dubai, generated fixed charter revenue from our owned shipping vessel, bought and sold equipment for our own account, converted debt to shares of our common stock, and purchased equipment with our common stock. We expect that over the next twelve months we will continue to expand our business through larger auctions at established sites, open new jointly managed auction locations, and further develop or sell our investment in Intelspec depending on market conditions.

WWA Group realized a decrease in net income for the year ended December 31, 2008 over the comparative period in 2007 due to lower gross profit margins on the sale of owned equipment, reduced net income from the ship charter business, and a loss from our Intelspec subsidiary. WWA Group believes that the immediate key to our ability to operate more profitably is to maintain and increase the size of our auctions and the related commission revenue, maintain the new dry charter on the vessel, and increase the gross margins from equipment trading activity.

Gross Revenue

Revenue for the year ended December 31, 2008 increased to $29,375,917 from $26,841,630 for the year ended December 31, 2007, an increase of 9%. The increase in revenue was primarily the result of the increased sales of owned equipment at auction and in private sales, which grew to $20,124,710 for the year ended December 31, 2008 compared to $17,505,466 for the year ended December 31, 2007. This increase was augmented by an increase in commission and service revenue to $7,721,878 for the year ended December 31, 2008 from $7,652,622 for the year ended December 31, 2007. Ship chartering revenue was reduced to $1,529,329 for the year ended December 31, 2008 from $1,683,542 for the year ended December 31, 2007 due to down time for a five year special maintenance in November 2008.

We expect continued growth in the marketplace and increased gross auction revenue in 2009 over 2008. The last two auctions in December 2008 and February 2009 are indicative of an ongoing trend towards larger auctions.

We have also been able to increase our lines of credit and other facilities needed to increase the volume of trading for our own account. The market prices for equipment have now stabilized at lower levels than 2008 and we can now expect better gross margins on increased volume of new trading activity.

Gross revenue from ship charter will be reduced to about $600,000 for 2009, due to new charter that requires the charter party to pay all expenses associated with the vessel operations and maintenance, in addition to the charter fee.

Gross Profit

Gross profit for the year ended December 31, 2008 decreased to $6,766,741 from $7,595,338 for the year ended December 31, 2007, a decrease of 11%. This decrease is primarily due to slightly lower ship charter revenue of in 2008 compared to 2007, from which we deduct no direct costs of sales or operations. Gross margins from commissions and services decreased slightly to $4,297,323 for the year ended December 31, 2008 from $4,357,128 for the year ended December 31, 2007. The primary factor for reduced gross margins in 2008 over 2007 was the lower gross profit on equipment trading, which decreased to $550,154 for the year ended December 31, 2008 from $1,554,668 for the year ended December 31, 2007. As a percentage of revenues, gross profit declined to 23% for the year ended December 31, 2008 from 28.3% for the year ended December 31, 2007.

WWA Group expects gross profit margins to remain around 25% to 30% in the future, but this percentage figure will decline with any significant increase in owned equipment trading volume.

The decrease in gross profit from sales of equipment is a direct result of the drop in market value of owned inventory at the end of 2008. As a percentage of revenues from sales of owned equipment, our gross profit was 4.7% for the year ended December 31, 2008 as compared to 8.88% for the year ended December 31, 2007.

We do not seek to be a significant seller in the auctions we conduct, and we do not expect the percentage of owned equipment for sale at our auctions to exceed 10% of the gross auction volume. However, total auction sale volumes are expected to increase in 2009 and beyond, and we also will increase sales of owned equipment in on-line auctions and in private treaty sales. We also plan to purchase equipment in the form of guaranteed net proceeds to assist customers and increase auction volume.

The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit, without compromising the integrity of the consignment auction business.

Net Income

Net income for the year ended December 31, 2008 decreased to $301,275 from $1,329,973 for the year ended December 31, 2007, a decrease of 77%. The decrease over the comparable periods can be attributable to:

•	A reduction in market prices of owned inventory sold in late 2008;

•	Down time during the special maintenance of the shipping vessel in November 2008;

•	Increase in finance costs; and

•	A net operating loss of $254,336 from our investment into Intelspec, accounted for using the equity method.

Operating expenses decreased by about 6% over the comparable periods. However, an increase in total other expenses more than eliminated this decrease. Total other expense was $938,583 for the year ended December 31, 2008 from $363,835 for the year ending December 31, 2007. This increase over the comparable periods is attributable to an increase in interest expense and the net loss from our equity investment in Intelspec.

WWA Group projects an increase in net income for 2009 based on our expectations of:

•	Increasing gross sales volume at our physical auction sales and on-line auctions;

•	Increasing commissions and service revenue as a percentage of gross auction sales;

•	Elimination of all expenses associated with operating and maintain the shipping vessel;

•	Increasing gross profit margins on owned equipment trading;

•	Decreasing interest expense; and

•	Addition of other income from our investment in Intelspec.

Some of the above expectations are being experienced already in 2009, and are controllable by management. Others are more speculative and subject to market conditions. There can be no assurance that we will be successful in achieving any of the additional sources of revenues or achieve higher profits in 2009.

Expenses

Operating expenses for the twelve month period ended December 31, 2008 decreased to $5,526,883 from $5,901,530 for the comparable period ended December 31, 2007, a decrease of 6%. WWA Group anticipates that operating expenses will decrease significantly in 2009 due to the elimination of vessel related expenses from the outsourcing of vessel management as well as other cost cutting measures implemented in early 2009. However, there can be no assurance that our general and administrative and other operating expense will not increase in future periods.

Major components of general and administrative expenses by year are:

Major Components of General and Administrative Expenses
	2008	2007
Professional fees	$132,329	$113,678
Rent or lease expense	$885,158	$817,296
Travel and entertainment	$185,923	$309,751
Representation expense	$100,473	$96,000
Insurance expense	$172,238	$167,626
Bank charges	$155,865	$160,599
Maintenance expense	$250,510	$167,140
Option expense	$17,195	$325,760

General and administrative expenses for the twelve month period ended December 31, 2008 decreased to $2,650,798 from $3,075,110 for the twelve month period ended December 31, 2007. This decreased is primarily due to a decrease in professional expenses and a decrease in option expense.

Salaries and wages for the annual periods ended December 31, 2008 and 2007 were $1,967,182 and $1,809,483 respectively. Wages for vessel crew were included in 2008 salaries and wages expense, and wages in general have increased in Dubai. The vessel crew wage expense will be eliminated for 2009 due to the outsourcing of vessel management and we expect to keep other employment at present levels for 2009.
Selling expenses for the annual periods ended December 31, 2008 and 2007 were $122,032 and $296,854 respectively.

Depreciation and amortization expenses for the annual periods ended December 31, 2008 and 2007 were $786,872 and $720,083, respectively.

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

Impact of Inflation

We have been subject to a substantial increase in yard and staff housing rent expense in the last two years, which is a result of tremendous demand for housing and land within the UAE’s Free Zone. However, the general market is settling down, and we have agreements in place to stabilize these costs in the future. We believe that we can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

We had a working capital surplus of $2,024,948 as of December 31, 2008. Our current assets totaled $33,118,852, which included $7,476,689 in cash, $13,823,321 in receivables, and $7,288,303 in inventories. Our total assets were $40,226,521, which included $5,562,050 in property and equipment. Our current liabilities totaled $31,093,904, which included $21,014,096 in auction proceeds payable and $7,084,052 on our line of credit. Our total liabilities were $31,436,813. Our total stockholders equity at December 31, 2008 was $8,789,707.

Cash provided by operating activities for the year ended December 31, 2008 was $145,756 as compared to $1,082,129 for year ended December 31, 2007. The decrease over the comparable periods is primarily due to a decrease in net income. The cost of our investments in inventory of $3,228,608 and our accounts receivable growth of $10,613,529 in the current period were offset by an increase in auction proceeds payable. We expect to generate greater amounts of cash from operations in 2009.

Cash used in investing activities for the year ended December 31, 2008 was $908,461 as compared to $2,834,111 for the year ended December 31, 2007. The investment activities in 2008 were primarily comprised of $1,230,874 in property and equipment purchases.

Cash provided by financing activities for the year ended December 31, 2008 was $2,955,995 as compared to $4,409,811 for the year ended December 31, 2007. The cash flow provided by financing activities relates to bank lines of credit from which $3,571,165 was borrowed in the current period. We repaid $615,170 in long-term debt in the current period.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. From April 2006 through December 31, 2007, a total of 1,250,000 share options were granted to various consultants at an average price per share of $0.50, of which all options have been exercised. In October of 2008 WWA Group granted 100,000 share options to a consultant at $0.36 per share, none of which options have been exercised.

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

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2008 and 2007 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.
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

Ship Chartering Revenues are contractual in nature and similar to a lease. WWA Group chartered our cargo vessel to a freight forwarding company on a flat daily fee until the end of 2008. The shipping company is responsible for all of the fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. We recognize our ship charter revenues ratably over the term of the charter contract.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	the sufficiency of existing capital resources;

•	our ability to fund cash requirements for future operations;

•	uncertainties related to the growth of our business and the acceptance of our products and services;

•	our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

•	the volatility of the stock market; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on WWA Group’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on WWA Group’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. WWA Group has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-20.

WWA GROUP, INC. AND SUBSIDIARIES
Years Ended December 31, 2008 and 2007

Contents

                                                                                                               Page

Reports of Independent Registered Public Accounting Firm     F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Income                                         F-4

Consolidated Statements of Stockholders’ Equity                      F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                              F-7

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

          PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WWA Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada

March 30, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WWA GROUP, INC.
Consolidated Balance Sheets
Assets	December 31, 2008	December 31, 2007
Current assets:
Cash	$ 7,476,689	$ 5,283,399
Receivables, net	13,823,321	3,209,792
Inventories	7,288,303	3,435,696
Prepaid expenses	1,348,483	446,159
Notes receivable	2,899,961	2,895,747
Other current assets	282,095	323,634

Total current assets	33,118,852	15,594,427

Property and equipment, net	5,562,050	5,407,063
Investment in unconsolidated entity	1,483,119	1,737,455
Investment in related party entity	62,500	62,500

	$ 40,226,521	$ 22,801,445

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ 21,014,096	$ 7,941,866
Accounts payable	1,790,527	1,435,560
Accrued expenses	344,999	245,584
Line of credit	7,084,052	3,512,887
Current maturities of long-term debt	860,230	822,982

Total current liabilities	31,093,904	13,958,879

Long-term debt	342,909	1,995,327

Total liabilities	31,436,813	15,954,206

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 and 18,431,922 shares
issued and outstanding, respectively	22,592	18,432
Additional paid-in capital	4,449,080	2,812,045
Retained earnings	4,318,036	4,016,762

Total stockholders' equity:	8,789,707	6,847,239

	$ 40,226,521	$ 22,801,445

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Income
	For The Year Ending December 31,
	2008	2007

Revenues from commissions and services	$ 7,721,878	$ 7,652,622
Revenues from sales of equipment	20,124,710	17,505,466
Revenues from Ship Charter	1,529,329	1,683,542

Total revenues	29,375,917	26,841,630

Direct costs - commissions and services	3,034,619	3,295,494
Direct costs - sales of equipment	19,574,556	15,950,798

Gross profit	6,766,741	7,595,338
Operating expenses:
General, selling and administrative expenses	2,650,798	3,075,110
Salaries and wages	1,967,182	1,809,483
Selling expenses	122,032	296,854
Depreciation and amortization expense	786,872	720,083

Total operating expenses	5,526,883	5,901,530

Income from operations	1,239,858	1,693,808
Other income (expense):
Interest expense	(960,668)	(514,915)
Loss on Equity Investment	(254,336)	(48,545)
Interest income	132,659	106,748
Other income (expense)	143,762	92,877

Total other income (expense)	(938,583)	(363,835)

Income before income taxes	301,275	1,329,973

Provision for income taxes	-	-

Net income	$ 301,275	$ 1,329,973

Basic earnings per common share	$ 0.02	$ 0.08
Diluted earnings per common share	$ 0.02	$ 0.07
Weighted average shares - basic	19,094,654	17,454,351
Weighted average shares - diluted	19,771,627	18,031,324

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Stockholders' Equity
Year Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance December 31, 2006	16,670,803	$ 16,671	$ 1,537,998	$ 2,686,789	$ 4,241,458

Common Stock issued for Cash	1,761,119	1,761	1,059,831	-	1,061,592

Fair Value Of Options Granted	-	-	325,760	-	325,760

Stock Offering costs	-	-	(111,544)	-	(111,544)

Net income	-	-	-	1,329,973	1,329,973

Balance December 31, 2007	18,431,922	18,432	2,812,045	4,016,762	6,847,239

Common Stock issued for Inventory	1,600,000	1,600	622,400	-	624,000

Common Stock issued for Debt	2,560,000	2,560	997,440		1,000,000

Fair Value Of Options Granted	-	-	17,195	-	17,195

Stock Offering costs	-	-	-	-	-

Net income	-	-	-	301,275	301,275

Balance December 31, 2008	22,591,922	$ 22,592	$ 4,449,080	$ 4,318,036	$ 8,789,707

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For the Year Ending December 31,
	2008	2007

Cash flows from operating activities:
Net income	$301,275	$1,329,973
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	786,872	720,083
(Gain)Loss on disposition of assets	(37,612)	(5,061)
Loss on equity investment	254,336	48,545
(Gain) Loss on securities	-	(2,919)
Fair value of options granted	17,195	325,760
Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(10,613,529)	(821,701)
Inventories	(3,228,608)	(1,277,402)
Prepaid expenses	(902,324)	(289,755)
Other current assets	41,539	(4,031)
Other assets	-	125,902
Increase (decrease) in:
Auction proceeds payable	13,072,230	1,037,630
Accounts payable	354,967	(69,899)
Accrued liabilities	99,415	(34,996)
Net cash provided by (used in) operating activities	145,756	1,082,129

Cash flows from investing activities:
Purchase of property and equipment	(1,230,874)	(857,020)
Increase in note receivable	(4,214)	(1,731,833)
Proceeds from sale of fixed assets	326,627	-
Investment in subsidiary	-	(286,000)
Proceeds from sale of investments	-	13,419
Payments received on notes receivable	-	27,323
Net cash provided by (used in) investing activities	(908,461)	(2,834,111)

Cash flows from financing activities:
Increase (decrease) in line of credit	3,571,165	1,844,654
Payments on long-term debt	(615,170)	(476,296)
Proceeds from long-term debt	-	2,091,405
Proceeds from issuance of common stock	-	950,048
Net cash provided by (used in) financing activities	2,955,995	4,409,811

Net increase (decrease) in cash and cash equivalents	2,193,290	2,657,829

Cash and cash equivalents at beginning of year	5,283,399	2,625,570

Cash and cash equivalents at end of period	$7,476,689	$5,283,399

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization And Nature of Business

Organization

WWA Group, Inc., (the “ Company”) operates in Jebel Ali, Dubai, United Arab Emirates (UAE) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

The Company includes the accounts of WWA Group, Inc. (formerly Novamed, Inc.), and its wholly owned subsidiaries, World Wide Auctioneers, Ltd. (“World Wide Auctioneers”), a company incorporated in the British Virgin Islands on March 20, 2000, which operates in Dubai, UAE; Crown Diamond Holdings Ltd, a company incorporated in the British Virgin Islands on January 6, 2004; and Novamed Medical Products Manufacturing, Inc. a Minnesota corporation.

On August 8, 2003, Novamed, Inc., a publicly held company, and World Wide Auctioneers executed a stock exchange agreement, whereby Novamed, Inc. agreed to acquire 100% of the issued and outstanding shares of World Wide Auctioneers, a wholly owned subsidiary of World Wide Auctioneers USA, a company incorporated in the state of Arizona, USA, in exchange for 13,887,447 shares of Novamed, Inc.’s common stock. Because the owners of World Wide Auctioneers became the principal shareholders of the Company through the merger, World Wide Auctioneers is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of World Wide Auctioneers. Subsequent to the merger, Novamed, Inc. changed its name to “WWA Group, Inc.”

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for 2008 and 2007 include the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

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

Derivatives (Continued)

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to ma tch the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. As of December 31, 2008 and 2007, an allowance for doubtful receivables $5,426 and $5,426, respectively, was considered necessary. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charged on trade receivables that are past due.

Inventory

Inventories consist of equipment to be sold in auctions and otherwise, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (Continued )

Investment in Related Party Entity

The Company accounts for its equity investment in a foreign affiliate under the cost method of accounting. For the years ended December 31, 2008 and 2007, approximately $62,500 and $62,500, respectively, of the Company’s investments are in an entity in which one of the Company’s directors serves as a director. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment. See Note 4 for related information.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight-line method over the estimated useful lives (usually between three and five years) of the assets or terms of the leases. The following is a summary of the Company’s major categories of property and equipment:

December 31,
2008 2007
Furniture and fixtures	$ 98,961 $ 85,832
Office equipment	1,508,589 1,263,837
Vehicles	1,892,751 1,832,780
Leasehold improvements	1,507,574 1,075,940
Cargo vessel	3,250,000 3,250,000
Total 8,257,875	7,508,389
Less: Accumulated Depreciation (2,695,825)	2,101,326)
$ 5,562,050	$ 5,407,063

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

Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.
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

The Company issued no compensatory options to its employees during the years ended December 31, 2008 and 2007.

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

Advertising

The Company expenses the cost of advertising as incurred. For the years ended December 31, 2008 and 2007, advertising expenses totaled approximately $252,655 and $456,512 respectively, and are included in direct costs and general and administrative expense in the accompanying statements of income.

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

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. There were 676,973 common stock equivalents at December 31, 2008. There were 576,973 in common stock equivalents outstanding at December 31, 2007 .

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2.	Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2008 and 2007, no impairment of long-lived assets was recorded.

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

Investment in Unconsolidated Entities

The Company accounts for its approximate 32% equity investment in an unconsolidated subsidiary under the equity method of accounting. The investment was acquired late in December 2006. The investment is recorded at its cost of $1,786,000. Equity losses of $303,000 are recorded on the income statement. The Company reviews its investments annually for impairment. See Notes 3 and 7 for related information.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3. Investment in Unconsolidated Entity

In December 2006, the Company acquired a 32.5% interest in Power Track Projects, FZE (“PTP”). PTP is a Dubai, UAE entity which operates a rock crushing and stone quarry in Ras Al Khaimah, UAE. The ownership interest was increased to approximately 35% in 2007. In October 2008, the Company’s shares of PTP were exchanged for shares of Intelspec International, Inc. The exchange resulted in the reduction of the Company’s ownership to 32% of Intelspec. The Company accounts for its interest in Intelspec using the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. A loss of $254,336 and $48,545 was recorded for 2008 and 2007 respectively. The condensed financial statements of Intelspec as of December 31, 2008 are as follows:

Balance Sheet:

Cash	$ 172,286
Receivables	567,417
Inventory	2,361,449
Other current assets	185,232
Property and equipment	2,429,967
Total Assets	$ 5,716,351

Accounts payable and accrued expenses	$ 765,017
Related party payables	2,377,698
Stockholders’ equity (deficit)	2,573,636
Total Liabilities and Equity	$ 5,716,351

Statement of Operations:
Revenues	$ 1,558,045
Cost of sales	1,173,982
Operating expenses	1,127,029
Loss on sale of assets	42,750
Net Loss	$ (785,716)

4. Investment in Related

The Company’s investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company’s Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2008 and 2007:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)
2008 Common stock	$125,000	$62,500	$62,500

2007 Common stock	$125,000	$62,500	$62,500

In 2005, the Company recorded a permanent impairment of the investment of $62,500.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Accounts Receivables	Receivables consists of the following at December 31:

	2008	2007

Consignor sales & accounts receivables	$13,828,747	$3,215,218
Allowance for doubtful accounts	(5,426)	(5,426)

	$13,823,321	$3,209,792

Consignor sales receivable consist of receivables from gross auction sales which include amounts due to consignors and commission revenue.

6. Inventory	Inventory consists of the following at December 31:

	2008	2007

Equipment inventory	$7,291,756	$3,439,149
Less reserve for impaired inventory	(3,453)	(3,453)

	$7,288,303	$3,435,696

The Company records a reserve if the fair value of inventory is determined to be less than the cost.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Short-term Notes and Advances Receivable	Notes and advances receivable consisted of the following at December 31, 2008 and 2007, respectively:

	2008	2007

Advances to unconsolidated entity bearing no interest and due upon demand, secured by the assets of the borrower, consisting mainly of stone quarry equipment	$2,377,699	$2,373,485

Advances to a company bearing no interest, unsecured and due upon demand	493,484	493,484
Advances to a company bearing no interest, unsecured and due upon demand	28,778	28,778

Total notes receivable	$2,899,961	$2,895,747

8. Short-Term Notes Payable and Lines of Credit

The Company has from time to time short-term borrowings from various unrelated entities. These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate. At December 31, 2008 and 2007 the balances on these notes were $0.

The Company has entered into several short-term lines of credit with banks in the United Arab Emirates. The working capital funding lines are secured by the bank deposits of the Company and by the personal guarantee of its president and CEO and, bear interest at between 6.5% and 11.5% per annum. The Company owed $ 7,084,052 and $3,512,887 on these working capital funding lines at December 31, 2008 and 2007, respectively. The Company had available approximately $1,374,348 in funding credit facilities at December 31, 2008.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Long-Term Debt	Long-term debt consisted of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Note payable to company with interest at 12%, unsecured, due December 2010, payment may be made in equipment.	$-	$1,000,000
Notes payable to a bank with interest rates between 4.25% and 4.50%, monthly payments total approximately $74,063, secured by vehicles, equipment, ship and cash.	1,203,139	1,818,309
Less current portion	(860,230)	(822,982)

Long-term debt	$342,909	$1,955,327

Future maturities of long-term debt are as follows:

Year Ending December 31:

2009	$860,230
2010	289,651
2011	53,258
2012	-0-
$1,203,139

10. Commitments and Contingencies

Operating Leases

The Company has non cancellable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2008 and 2007 was approximately $885,158 and $864,928, respectively. The Company also maintains a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 23 acre lot for which it paid $495,500 for the first year. The site lease is due to expire on June 21, 2027. The lease payment is due annually and increases to $619,500 for 2008 and thereafter. All other leases are for 12 months or less and future minimum payments approximate the current rental expense amount.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such items, which it believes could have a material effect on its financial position.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Related Party Transactions

Advances

The Company has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2008 and 2007, the Company had related party receivables of $28,727 and $46,187, respectively.

Related Party Securities Marketable securities of a related party are discussed in Note 4.

12. Supplementary Disclosure of Cash Flow Information	During the years ended December 31, 2008 and 2007, the Company, purchased vehicles with long-term debt of $ 217,326 and $1,067,673 respectively.
Cash paid during the years ending December 31, 2008 and 2007 was as follows:

	2008	2007

Interest	$960,668	$514,915

Income taxes	$-	$-
Non-cash financing activities:
Conversion of debt into stock Inventory purchased for stock	$ 1,000,000 $ 624,000	$ - $ -

13. Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	Years Ended December 31,
	2008	2007

Federal income tax (expense) benefit at statutory rate	$(215,000)	$(525,000)
Earnings in non-taxable jurisdiction	280,000	650,000
Fair value of options and warrants	(7,000)	(112,000)
Allowance for bad debts	-	-
Change in valuation allowance	(58,000)	(13,000)

Total income taxes	$-	$-

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Income Taxes (Continued)	Deferred tax assets (liabilities) at December 31, 2008 and 2007 are comprised of the following:

	2008	2007

Net operating loss carry forward	$638,000	$580,000
Warranty reserve	-	6,000
Allowance for bad debts	2,000	2,000
Write off of investments	25,000	25,000
Obsolete inventory	1,000	1,000

	666,000	614,000
Valuation allowance	(666,000)	(614,000)

	$-	$-

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

15. Recent Accounting Pronounce- ments

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Recent Accounting Pronounce- ments (Continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. Outstanding Common Stock Options

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company recorded an expense of $17,195 and $325,760 in 2008 and 2007, respectively, for the fair value of the stock options granted. The following weighted average assumptions were used for grants in the years ended December 31, 2008 and 2007:

Dividend yield of zero percent for all periods; expected volatility of 58.20% and 63.76%; risk-free interest rates of 2.24% and 3.94% and expected lives of 1.0 and 2.0, respectively.

A summary of the status of the Company's stock options as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	250,000	$ 0. 50	$ 0. 19
Granted	934,165	0.84	0.23
Expired	0	0.00	0.00
Exercised	(607,192)	0.55	0.21

Outstanding, December 31, 2007	576,973	$ 1.00	$ 0.23
Granted	100,000	0.36	0.17
Expired	0	0.00	0.00
Exercised	(0)	0.00	0.00
Outstanding, December 31, 2008	676,973	$ 0.36	$ 0.17
Exercisable	676,973	$ 0.36	$ 0.17

On April 26, 2006, the Company created The 2006 Benefit Plan of WWA Group, Inc which approved the registration of 2,500,000 shares of the common stock to be available for issuance under the Plan. Under the Plan, the Company may issue stock, or grant options to acquire up to 2,500,000 shares of the Company's common stock to employees or other individuals, including consultants or advisors, who render services to the Company or its subsidiaries.

WWA GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. Business Segments

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in auctions of heavy equipment through World Wide Auctioneers, Ltd. and in ship chartering through Crown Diamond Holdings Ltd.

Certain financial information concerning the Company's operations in different industries is as follows:

	For the Years Ended December 31,	Equipment Auctions	Ship Chartering	Corporate Unallocated

Revenues	2008	$27,846,588	$ 1,529,329	$ -0-
	2007	$25,158,088	$ 1,683,542	$ -0-

Operating income	2008	1,677,170	(20,304)	(417,008)
	2007	1,553,340	443,896	(324,081)

Interest expense	2008	(960,668)	-0-	-0-
	2007	(514,915)	-0-	-0-

Other income (expense)	2008	22,085	-0-	-0-
	2007	151,080	-0-	-0-

Assets (net of inter- company accounts)	2008	36,362,034	3,864,487	-0-
	2007	19,795,195	3,006,250	-0-

Depreciation and amortization	2008	624,372	162,500	-0-
	2007	557,583	162,500	-0-

Property and equipment acquisitions	2008	$ 904,247	$ -0-	$ -0-
	2007	$ 1,847,469	$ -0-	$ -0-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, WWA Group’s management concluded, as of the end of the period covered by this report, that WWA Group’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of WWA Group is responsible for establishing and maintaining adequate internal control over financial reporting. WWA Group’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of WWA Group’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WWA Group’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of WWA Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA Group:

Name	Age	Positions and Offices
Eric Montandon	43	chief executive officer and director
Digamber Naswa	50	chief financial officer, principal accounting officer and director
Yogesh Saxena	52	director
Keith Lupton	63	director
Chris Bettinson	51	director

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

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Over the past five years Mr. Naswa worked as the financial controller of World Wide Auctioneers (2002 to present), before that as the financial controller of Trust Garment Factory, Ltd., (2000-2002), and before that as deputy general manager with Xpro India, Ltd. (A division of Cimmico Birla) (1996-2000).

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

Mr. Lupton graduated from the University of Paris in 1967 with a Bachelor’s Degree in Art History. Mr. Lupton has extensive experience in equipment trading and auctioneering. He started his career in plant management and equipment sales in 1969 at John Laing Construction based in the United Kingdom. Mr. Lupton joined Tarmac Construction, another British based company in 1976, in the asset utilization and shipping departments. During 1976 Mr. Lupton was transferred to Tarmac’s operating unit in the United Arab Emirates. Between 1982 and 1998, he worked with SAS Trading Establishment in Abu Dhabi, as the manager of international sales and rental of used construction equipment. In 1998, Mr. Lupton joined the Al Rafeh Co, in Abu Dhabi, to manage the sale of used equipment. While working with Tarmac, United Arab Emirates, SAS Trading and Al Rafeh Co., Mr. Lupton’s experience included the disposition of equipment at auctions all over the Middle East. He joined WWA Group’s subsidiary, World Wide Auctioneers, in 2000 as its first sales employee. Mr. Lupton has since become World Wide Auctioneers’s regional sales manager in addition to joining our board of directors and serving as a vice-president of sales.

Over the last five years Mr. Lupton has not been an officer or director of any other public company.

Chris Bettinson was appointed to our board of directors on October 18, 2006 to serve until our next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Bettinson graduated from the Cardiff College of Engineering with a degree in mechanical engineering and a degree in engineering studies. He has over 25 years experience working as a mechanical engineer, manager and product distributor throughout Europe, the Middle East and North Africa. Before joining the company as the General Manager of World Wide Auctioneers, Mr. Bettinson was employed as the Business Director of African/Middle East Territories for Case International headquartered in Paris, France. He was responsible, in varying capacities, for the operation of that company’s construction distributors and dealer network throughout Africa and Middle East from 1994 until 2006.

Over the last five years Mr. Bettinson has not been an officer or director of any other public company.

Term of Office

Our directors have been elected or appointed to the board of directors for a one (1) year term or until the next meeting of our shareholders or until removed in accordance with our bylaws. Our executive officers were appointed by the board of directors and hold office at the discretion of the board.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Eric Montandon failed to timely file a Form 4 or 5 despite serving as an executive officer and a director;

•	Digamber Naswa failed to timely file a Form 4 or 5 despite serving as an executive officer and a director;

•	Yogesh Saxena failed to timely file a Form 3 or 5 despite serving as a director;

•	Keith Lupton failed to timely file a Form 3 or 5 despite serving as a director; and

•	Chris Bettinson failed to timely file a Form 3 or 5 despite serving as a director.

•	Asia8, Inc. failed to timely file a Form 4 or 5 despite holding in excess of 10% of our common stock.

•	SPM Line Lift Machinery Exports, Ltd failed to timely file a Form 3 or 5 despite holding in excess of 10% of our common stock.

Code of Ethics

WWA Group has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. WWA Group has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, the WWA Group’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of WWA Group’s compensation program is to provide compensation for services rendered by our executive officers. Salaries paid are designed to retain the services of our executive officers. Salary is currently the only type of compensation used in our executive compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officers. Although we did adopt The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, no stock compensation in any form has been granted to executive officers.

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

Eric Montandon was paid $72,000 for each of the years ended December 31, 2008, 2007 and 2006 in his capacity as chief executive officer.

Digamber Naswa was paid $104,000 for the year ended December 31, 2008, $66,000 for the year ended December 31, 2007 and $66,520 in the year ended December 31, 2006. The increases over the respective periods are due to the increased scope of Mr. Naswa’s service to WWA Group as chief financial officer and principal accounting officer.

WWA Group expects to increase the compensation granted to each of its executive officers to include an increase in salary and stock options in future periods.

Table

The following table provides summary information for 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2008 2007 2006	72,000 72,000 72,000	- -	- -	- -	- -	- -	- -	72,000 72,000 72,000
Digamber Naswa, CFO	2008 2007 2006	104,000 66,000 65,520	- -	- -	- -	- -	- -	- -	104,000 66,000 65,520

WWA Group has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of March 27, 2009, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	7,600,000*	33.64%
Common Stock	Digamber Naswa P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	60,000	0.27%
Common Stock	Yogesh Saxena P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	0	0.00%
Common Stock	Keith Lupton P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	0	0.00%
Common Stock	Chris Bettinson P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	0	0.00%
Common Stock	Asia8, Inc. P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	7,300,000	32.31%
Common Stock	SPM Line Lift Machinery Exports, Ltd	2,560,000	11.33%
Common Stock	Global Venture Invest, Ltd	1,600,000	7.08%
Common Stock	All executive officers and directors as a group (5)	7,660,000	33.91%

*      Eric Montandon holds 300,000 shares of WWA Group common stock in his own name with Adderley Davis & Associates Ltd., and is considered the beneficial owner of the 7,300,000 shares held by Asia8, Inc., a publicly reporting company, since he acts a director and the chief executive officer of Asia8, Inc.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Moore & Associates, Chartered, LLC (“Moore”) provided audit services to WWA Group in connection with its annual report for the fiscal year ended December 31, 2008 and 2007. The aggregate fees billed by Moore for the 2008 and 2007 audit of our annual financial statements and a review of our quarterly financial statements was $29,000 and $30,000, respectively.

Audit Related Fees

Moore billed WWA Group no fees in 2008 and 2007 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Moore billed WWA Group no fees in 2008 and 2007 for professional services rendered in connection with the preparation of our tax returns and the provision of tax advice for the respective periods.

All Other Fees

Moore billed WWA Group no fees in 2008 and 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Moore to act as its independent auditor for the fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-20, and are included as part of this Form 10-K:

     Financial Statements of WWA Group for the years ended December 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 49 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	March 31, 2009
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	March 31, 2009
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009
/s/ Yogesh Saxena Yogesh Saxena Director	March 31, 2009
/s/ Keith Lupton Keith Lupton Director	March 31, 2009
/s/ Chris Bettinson Chris Bettinson Director	March 31, 2009

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

10(iv)*     Loan Agreement with SPM Line Lift Machinery Exports, Ltd. (incorporated herein by reference from the Form 8-K filed with the Commission on January 20, 2009).

10(v)*     Notice of Conversion of Debt due to SPM Line Lift Machinery Exports, Ltd. (incorporated herein by reference from the Form 8-K filed with the Commission on January 20, 2009).

14*     Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21     Subsidiaries of WWA Group

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

32(b)  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *      Incorporated by reference to previous filings of WWA Group.

38