Form 10-Q
period 2009-03-31
WWA GROUP INC
filed 2009-05-15
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

n/a

(Former name or former address, if changed since last report)

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

At May 14, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” “us,” “it,” and “its” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	March 31, 2009	December 31, 2008
Current assets:
Cash	$ 2,859,494	$ 7,476,689
Receivables, net	5,319,368	13,823,321
Inventories	5,743,022	7,288,303
Prepaid expenses	441,368	444,580
Notes receivable	2,901,760	2,899,961
Other current assets	330,175	282,095
Total current assets	17,595,186	32,214,949

Property and equipment, net	5,319,187	5,562,050
Vessel Aqua Conti – CWIP	1,218,670	0
Investment in unconsolidated entity	1,485,026	1,483,119
Investment in related party entity	62,500	62,500
Other assets	802,887	903,903

Total assets	$ 26,483,457	$ 40,226,521

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$ 8,813,576	21,014,096
Accounts payable	985,294	1,790,527
Accrued expenses	222,209	344,999
Line of credit	7,170,311	7,084,052
Current maturities of long-term debt	837,634	860,230
Total current liabilities	18,029,023	31,093,904

Long-term debt	171,662	342,909

Total liabilities	18,200,685	31,436,813

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	3,811,098	4,318,036
Total stockholders' equity:	8,282,770	8,789,708

Total liabilities and stockholders’ equity	$ 26,483,457	$ 40,226,521

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	For the Quarters Ending March
	2009 Unaudited	2008 Unaudited

Revenues from commissions and services	$ 1,367,198	$ 1,146,499
Revenues from sales of equipment	$ 4,783,129	$ 3,682,797
Revenues from ship charter	150,000	442,552

Total revenues	6,300,327	5,271,848

Direct costs - commissions and services	488,893	469,826
Direct costs - sales of equipment	4,780,948	3,381,633

Gross profit	1,030,486	1,420,389
Operating expenses:
General and administrative expenses	744,575	605,371
Salaries and wages	423,986	435,816
Selling expenses	35,690	17,413
Depreciation and amortization expense	209,489	181,631

Total operating expenses	1,413,740	1,240,231

(Loss) Income from operations	(382,255)	180,158
Other income (expense):
Interest expense	(160,952)	(182,873)
Loss on equity investment	1,907	0
Interest income	31,965	28,729
Other income (expense)	3,398	11,651

Total other income (expense)	(123,683)	(142,493)

(Loss) Income before income taxes	(506,937)	37,666
Provision for income taxes	$ -	$ -

Net (loss) income	$ (506,937)	$ 37,666

Basic and diluted earnings per common share	$ 0.00	$ 0.00

Weighted average shares - basic	22,591,922	18,431,922
Weighted average shares – diluted	23,268,895	18,431,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For the Quarters Ending March
	2009 Unaudited	2008 Unaudited
Cash flows from operating activities:
Net income (loss)	$ (506,937)	$ 37,666
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	310,505	250,140
(Gain) Loss on disposition of assets	14,769	2,815
Loss (Gain) on equity investment	(1,907)	(1,962)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	8,503,953	872,097
Inventories	1,545,281	(1,461,759)
Prepaid expenses	3,212	34,096
Other current assets	(48,080)	13,233
Other assets	0	2,154
Increase (Decrease) in:
Auction proceeds payable	(12,200,520)	(5,299,407)
Accounts payable	(805,233)	1,439,594
Accrued liabilities	(122,790)	109,509
Net cash provided by (used in) operating activities	(3,307,748)	(4,001,825)

Cash flows from investing activities:
Purchase of property and equipment	(1,264,364)	(204,269)
(Increase) Decrease in note receivable	(1,799)	(25,290)
Proceeds from sale of fixed assets	64,300	40,500
Payments received on notes receivable	-
Net cash provided by (used in) investing activities	(1,201,863)	(189,059)

Cash flows from financing activities:
Increase (Decrease) in line of credit	86,259	514,321
Proceeds from short-term notes payable	-
Payments on short term notes	-
Payments/Proceeds- long-term debt	(193,843)	(210,408)
Proceeds from issuance of common stock	-
Net cash provided by (used in) financing activities	(107,584)	303,913

Net increase (decrease) in cash and cash equivalents	(4,617,195)	(3,886,971)

Cash and cash equivalents at beginning of year	7,476,689	5,283,399

Cash and cash equivalents at end of period	$ 2,859,494	$ 1,396,428

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note A – Organization

WWA Group, Inc., (the “Company”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis.

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

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Note B – Summary of Significant Accounting Policies

This summary of significant accounting policies of WWA Group and its subsidiaries is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit terms in the normal course of business to its customers. Accounts receivables are stated at the amount management expects to collect from outstanding balances after discounts and bad debts, taking into account credit worthiness of customers and history of collection.

The allowance for doubtful accounts is based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. No allowance for doubtful accounts is provided as company is collecting amount without default.

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

Property and Equipment

Property and equipment are stated at cost less depreciation and provision for impairment where appropriate. Depreciation expense is computed using the straight-line method over estimated useful lives of three to five years except for the vessel in which case the estimated useful life is twenty years. All repair and maintenance costs are expensed as incurred.

Dry Docking Costs

The Company’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of March 31, 2009, other assets include the unamortized dry-docking costs of approximately $802,887.

Investment in Unconsolidated Entities

The Company accounts for its approximate 32% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended March 31, 2009 the loss on equity investment amounted to $1,907.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

Investment in Related Party Entity

Investment in related party represents the Company’s equity investment in an entity in which one of the Company’s directors serves as a director. The Company accounts for its equity investment in a foreign affiliate under the cost method of accounting. The Company reviews its investments annually for impairment and records permanent impairments as a loss on the income statement.

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

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs

Income Taxes

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption are expensed over the remaining portion of their service period. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R. The Company issued no compensatory options to its employees during the quarter ended March 31, 2009.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks Related to Business and Stock

Due to the proximity of Iran, Sudan and Syria to Company’s auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the auctions ultimately ended up in Iran, Sudan or Syria. The U.S. State Department or OFAC could impose fines upon the Company or cause it to restrict certain of its sales based on this possibility. Any such action could have a negative impact on the Company’s reputation which might decrease shareholder value.

Recent accounting pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-07 applies to all acquired intangible assets in which the acquirer does not intend to actively use the assets but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transmission period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

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

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Note C – Related Party Transactions

Notes Receivable

Notes receivable include $2,379,497 of advances provided to Intelspec International Inc, a Dubai affiliate which operates a rock crushing and stone quarry in UAE. The notes bear no interest and are payable on demand.

As of March 31, 2009, advances to WWA Australia, the Company’s auction partner, amounted to $493,484. The notes bear no interest and are payable on demand.

Note D – Line of Credit

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $7,170,311 on these working capital funding lines at March 31, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended March 31, 2009. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow from operations to generate net income in order to reduce payables and grow the business, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the region and internationally.

We intend to increase net cash flow by improving operating efficiencies and increasing revenues. WWA Group expects to increase revenues through new joint venture relationships, auction management arrangements, opening new auction sites and expanding auctions at our main facility. Revenue growth from the provision of shipping services and a return on our investments Intelspec International, Inc. (“Intelspec”) are also expected to increase revenue over the near to long term.

We have recently secured a prime auction site at the juncture of the 101 and 202 freeways in Tempe, Arizona and are now taking consignments of equipment for several planned auctions at this location, the first of which is scheduled for June 9-10, 2009. Expansion into the North American auction market is seen as timely in the face of current economic conditions which suggest that sellers and buyers need new outlets that offer improved auction techniques to acquire or dispose of equipment.

Our expansion plans include an anticipated return on our investment in Intelspec, an unconsolidated subsidiary, focused on the management of specialized projects and subcontracts in the $1 million to $10 million range. Current projects include management of a limestone removal project awarded by the local authorities in Ras Al Khaimah, United Arab Emirates and the construction of buildings in the Jebel Ali FZE, Dubai, United Arab Emirates. Intelspec recently announced its intention to register our 32% equity interest on Form S-1 with the Commission as part of the process to become a publicly trading company.

Implementation of our growth model will also include expanding our lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions, and the economies of scale at our main facility are efficient for this purpose. In addition we are expanding high margin buyer and seller services, such as shipping and transport. Our ownership of a shipping vessel and access to the owners of a large volume of equipment that is moved around the world provides vertical integration opportunities that combine auction services with the ability to meet shipping needs.

WWA Group’s business development strategy is prone to significant risks and uncertainties some of which can have an immediate impact on our efforts to generate positive net cash flow and deter future prospects for the expansion of our business. Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in WWA Group’s primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. Our long term success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which will affect our results of operations.

Results of Operations

During the period from January 1, 2009 through March 31, 2009, WWA Group (i) conducted one major un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, (ii) chartered its ship, (iii) bought and sold equipment for its own account, and (iv) negotiated a deal to sell desalinized water to the port of Ras Al Khaimah, United Arab Emirates.

For the three months ended March 31, 2009, WWA Group realized net loss as compared to a net income from operations in the comparable three month period ended March 31, 2008. The transition from net profit to net loss can be primarily attributed to a decrease in gross profit margin on trading activity over the comparative three month periods and an increase in administrative costs. We believe that the immediate keys to our ability to operate profitably is an increase in the size and number of our auctions, the realization of consistent charter rates for our shipping vessel, the success of our new auction site and a return on our investment in Intelspec. We believe that if WWA Group is able to realize these objectives that it will return to net income in future periods.

Quarters Ended March 31, 2009 and 2008

Revenue

Revenue for the three months ended March 31, 2009 was $6,300,327 as compared to revenue of $5,271,848 for the three months ended March 31, 2008, an increase of 20%. The increase in revenues over the comparative periods can be primarily attributed to an increase in the sale of owned equipment from $3,682,797 during the three months ended March 31, 2008 to $4,783,129 during the three months ended March 31, 2009. However, the increase in revenue was mitigated by the decrease in revenues from ship charter revenue to $150,000 in the three months ended March 31, 2009 from $442,552 in the three months ended March 31, 2008. Revenue is expected to continue to grow over the next twelve months with increases in the size and number of our auctions in combination with the sale of owned equipment.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $1,030,486 as compared to gross profit of $1,420,389 for the three months ended March 31, 2008, a decrease of 27%. The decrease in gross profit over the comparative periods can be primarily attributed to a decrease in gross profit of our trading activity to almost 0% during the 3 months period ended March 31, 2009 as compared to 9% during the three months period ended March 31, 2008. The gross profit on commissions and services is increased to 73% during the three months period ended March 31, 2009 as compared to 68% during the period ended March 31, 2008.

Net Loss / (Income)

Net loss for the three months ended March 31, 2009 was $506,937 as compared to a net profit of $37,666 for the three months ended March 31, 2008. The transition from net profit to net loss can be primarily attributed to a decrease in gross profit margin on trading activity over the comparative three months period and increase in administrative costs. WWA Group expects that it will return to net income over the next twelve months.

Expenses

Expenses for the three months ended March 31, 2009 were $1,413,740 as compared to expenses of $1,240,231 for the three months ended March 31, 2008, an increase of 14%. The increase in expenses over the comparative period can be attributed to increase in general and administrative expenses which increased from $605,371 in the three months ended March 31, 2008 to $744,575 in the three months ended March 31, 2009 and depreciation and amortization expenses, which increased from $250,140 in the three months ended March 31, 2008 to $310,505 in the three months ended March 31, 2009. WWA Group expects that general, selling, and administrative expenses will remain relatively consistent over successive periods though selling expenses may increase.

Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the anticipated construction of new offices and the assembly of a modern auction yard at our Jebel Ali facility in late 2009.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of World Wide Auctioneers, Ltd. are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, Worldwide Auctioneers, Ltd. distributes such earnings to the U.S. parent, the earnings will be taxable at the applicable U.S. tax rates.

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

Liquidity and Capital Resources

Cash flows used in operating activities were $3,307,748 for the three months ended March 31, 2009 as compared to cash flows used in operating activities of $4,001,825 for three months ended March 31, 2008. The decrease in cash flows used in operating activities in the three months ended March 31, 2009, is primarily attributable to a decrease in inventory and decrease in accounts receivables. Anticipated increases in net income, decrease in accounts receivable and inventory are expected to provide cash flow from operations in future periods.

Cash flows used in investing activities for the three months ended March 31, 2009 were $1,201,863 as compared to cash flow used in investing activities $189,059 for the three months ended March 31, 2008. Cash flow used in investing activities in the three months ended March 31, 2009 can be attributed to the capitalization of our Aqua Conti water desalinization barge for $ 1.2 million. During the period WWA Group disposed of assets of $64,300.

Cash flows used up in financing activities were $107,584 for the three months ended March 31, 2009 as compared to cash flow provided by financing activities $303,913 for the three months ended March 31, 2008. Cash flows used up in financing activities in the three months ended March 31, 2009 consisted of repayment of long term debt to bank $193,843 and increase in line of credit from banks $ 86,259.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Pursuant to the 2006 Benefit Plan, between April 2006 and December 31, 2007, a total of 1,250,000 share options were granted to various consultants at an average price of $0.50 per share, all of which have been exercised. During 2008 WWA Group granted 100,000 share options to a consultant at $0.36 per share, none of which have been exercised as of March 31, 2009.

We believe that WWA Group has sufficient current assets and cash flow cycle to meet its obligations. WWA Group has a working capital deficit of $433,837 as of March 31, 2009, as compared to a working capital surplus of $1,121,045 as of December 31, 2008. On March 31, 2009 WWA Group had auction proceeds payable of approximately $8.81 million, and accounts payable of approximately $1 million. WWA Group had $2,859,494 in cash and $5,319,368 in accounts receivable as at March 31, 2009.

Historically, WWA Group has funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Should we be unable to consistently realize net cash flows from operating activities, WWA Group could be required to seek out financing to avoid delay in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at March 31, 2009 except those expenditures anticipated in connection with the construction of a 35,000 square foot office/ arena/shop building that is currently underway on Jebel Ali auction site in Dubai, United Arab Emirates.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2009, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the year ended December 31, 2008 filed on Form 10-K with the Commission, WWA Group discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. WWA Group believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, WWA Group evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. WWA Group bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions

With respect to revenue recognition, WWA Group applies the following critical accounting policies in the preparation of its financial statements

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

Ship chartering revenues are contractual in nature and similar to a lease. WWA Group charters its cargo vessel to a freight forwarding company on a flat monthly fee until the end of 2009. The shipping company is responsible for all of the fuel, repairs, maintenance, salaries and all administrative costs and cargo related costs, and the risks of receipt and delivery of the cargo. WWA Group recognizes its ship charter revenues ratably over the term of the charter contract.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and invested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of WWA Group’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-07 applies to all acquired intangible assets in which the acquirer does not intend to actively use the assets but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transmission period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. WWA Group does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

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

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on WWA Group’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the

AICPA Professional Standards. SFAS No. 162 has no effect on WWA Group’s financial position, statements of operations, or cash flows at this time.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated; including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP, commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair competition in connection with Polliart’s use of an internet domain name “wwauctions.biz” to disseminate false information about WWA Group and its management. WWA Group has been unable to serve the complaint on Mr. Polliart as of the date of this report.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                              Date

/s/ Eric Montandon                              May 14, 2009
By: Eric Montandon
Its: Chief Executive Officer

/s/ Digamber Naswa                              May 14, 2009
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

14*     Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21*     Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K filed with the Commission on April 10, 2008).

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