Form 10-K/A
period 2007-12-31
WWA GROUP INC
filed 2009-06-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A has been amended to: (a) revise our disclosure under Item 9A. Controls and Procedures (Item 9a (T)); (b) properly disclose the respective capacities in which our executive officers signed this Form 10-K/A; (c) revise Note 13. Supplementary Disclosure of Cash Flow Information to reclassify an amount paid as a non-cash component for the acquisition of a shipping vessel; and (d) correct Exhibit 31(a) and Exhibit 31(b).

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

Shipping

WWA Group owns and charters a shipping vessel through its subsidiary, Crown Diamond Holdings, Ltd. On June 30, 2006, World Wide Auctioneers purchased a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll on / roll off ship with heavy lift cranes and a shallow draft, making it an ideal vessel for shipping heavy construction equipment in the Gulf. The vessel is chartered through the end of 2009 to a freight forwarding company, which handles shipping for us and our customers. The vessel charter generates gross revenue of approximately $1,800,000 per annum to WWA Group that is scheduled to increase to approximately $2,000,000 for 2008 due to a recent increase in the charter rate.
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

AEM Senior Vice President Al Cevero stated:

This positive export data underscores the importance of global trade to American manufacturers as they face a slowdown in U.S. business, as well as the continued need for free and fair trade across borders. The worldwide demand for infrastructure building has helped the construction equipment industry remain strong… Countries around the world are committing to infrastructure projects that increase their capability to compete in the global marketplace. The United States also needs to step up infrastructure investment or risk being left behind, especially by emerging markets.

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

This expanding business environment appears set to continue for years. The IMF report cited above comments that “Envisaged spending plans imply continued prudent management of oil revenue in the region as a whole”, and adds that “The increased spending can be financed easily, even if oil prices were to decline significantly… Middle Eastern and Central Asian oil-exporting countries, in aggregate terms, will be able to undertake their envisaged spending plans and still set aside substantial savings for the future.” MEED’s announcement of the $2 trillion figure includes the comment that of the total projects tracked by the index, however, only 25% are currently under construction at March 2008, which implies a further three to five years of “intensive construction activity to come,” at a minimum.

GCC nations are rapidly diversifying their economies with large domestic investments in non-oil industries: Dubai's non-oil foreign trade reached $185 billion in 2007 compared to $139 billion in 2006 a 33 per cent increase. The regions oil producers are also investing heavily in foreign assets; a December 2007 report by RGE Monitor comments that:

By the end of 2007, GCC Sovereign Wealth Funds (SWFs) will manage over $1 trillion. GCC central banks – counting the non-reserve foreign assets of the Saudi Arabian Monetary Agency (SAMA) -- will manage another $460 billion. Their combined portfolio will thus approach China’s $1.7-1.8 trillion portfolio in size… total Gulf investment abroad would far exceed $2 trillion.

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

Demand within Dubai is driven by an enormous surge in construction spending, spanning a wide range of investment in tourism, real estate, infrastructure, transport, and industry. A partial list of major projects now under construction in Dubai includes:

•	the $8 billion Burj Dubai complex, including the world’s tallest building;

•	the $4.2 billion Dubai Mall;

•	the $4.2 billion expansion of the Dubai International Airport;

•	the $1.6 billion Dubai Festival City;

•	the $10 billion Dubai Marina;

•	the $1.4 billion Jumeirah Islands development;

•	the $5 billion Dubailand theme park;

•	the $3.4 billion Dubai Mountain City;

•	the $2.7 billion Dubai International Chess City;

•	the Dubai World Central airport complex, a 6-runway airport and surrounding commercial center, with cost estimates over $32 billion;

•	the $10 billion Dubai Waterfront, the most ambitious reclamation effort ever undertaken;

•	the $1 billion Dubai Maritime City;

•	the $1.8 billion Golf City;

•	the $3.8 billion Legends theme park;

•	the $27 billion Bawadi Hospitality Project;

•	the Dubai Business Bay, with $54 billion in committed investment;

•	the Palm Deira, a new 80km/sq city (larger than Manhattan) on a man-made island - dredging and reclamation work is already underway, at a cost of $4.37 billion – the development is expected to include 8,000 villas, hotels, clubs, shopping mall s, and other luxury facilities; and

•	the $61 billion Arabian Canal complex.

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

Gross Revenue

Revenue for the year ended December 31, 2007 increased to $26,841, 630 from $17,622,383 for the comparable period ended December 31, 2006, an increase of 52%. The increase in revenue was primarily the result of the increased sales of owned equipment at auction in private sales which grew to $17,505,466 for the year ended December 31, 2007 from $9,683,146 for the year ended December 31, 2006. This increase was augmented by an increase in commission and service revenue to $7,652,622 in 2007 from $7,019,237 in 2006 and by ship chartering revenue which rose to $1,683,542 in 2007 from $920,000 in 2006.

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

September 8 - 10	140	16

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

General and administrative expenses for the twelve month period ended December 31, 2007 increased to $3,075,110 from $2,322, 550 for the twelve month period ended December 31, 2006. General and administrative expenses increased in connection with the acquisition of the cargo vessel in 2006 as vessel expenses were consolidated with those of the equipment auction operation. Our yard and housing rent also increased in 2007 over 2006 as we moved to a new larger yard in July of 2007. We moved into the new yard and paid rent for both our old and new yards for an interim period. We also paid a cash commission in connection with a fund raising completed in 2007, included in general and administrative expense.

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

Cash provided by financing activities for the year ended December 31, 2007 was $4,409,811 as compared to $2,398,605 used in financing activities for the year ended December 31, 2006. This realization of cash flow provided by financing activities relates to bank lines of credit of which $2,600, 418 was repaid in 2006 compared to $1,844,654 which was borrowed in 2007. We also borrowed $2,091,405 in long-term debt in 2007. We received $950,048 net cash from the sale of our common stock in 2007.

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

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in this Form 10-K/A, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.
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
4. Investment in Related Party Entity

The Company’s investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company’s Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2007 and 2006:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)

2007 Common stock	$125,000	$62,500	$62,500

2006
Common stock	$125,000	$62,500	$62,500

In 2005, the Company recorded a permanent impairment of the investment of $62,500.

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Accounts Receivable	Accounts receivable consists of the following at December 31:

	2007	2006

Consignors sales receivable	$3,215,218	$2,398,943
Allowance for doubtful accounts	(5,426)	(5,426)

	$3,209,792	$2,388,091

Consignor sales receivable consist of receivables from gross auction sales which include amounts due to consignors and commission revenue.
6. Inventory	Inventory consists of the following at December 31:

	2007	2006

Equipment inventory	$3,439,149	$2,161,747
Less reserve for impaired inventory	(3,453)	(3,453)

	$3,435,696	$2,158,294

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

Cash paid during the years ending December 31, 2007 and 2006 was as follows:

	2007	2006

Interest	$514,915	$216,327

Income taxes	$-	$-

Non-cash Financing Activities:

Notes receivable exchanged for cargo vessel	$-	$3,000,000

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

A summary of the status of the Company's stock options and warrants as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006 is presented below:

WWA GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.Outstanding Common Stock Options and Warrants (Continued)

	Number of	Weighted	Weighted
	Options	Average	Average
	Exercise	Grant Date
	Price	Fair Value

Outstanding, December 31, 2005	-0-	$0.00	$0.00
Granted	950,000	0.50	0.20
Expired	-0-	0.00	0.00
Exercised	(700,000)	0.50	0.21
Outstanding, December 31, 2006	250,000	0.50	0.19
Granted	934,165	0.84	0.23
Expired	-0-	0.00	0.00
Exercised	(607,192)	0.55	0.21

Outstanding, December 31, 2007	576,973	$1.00	$0.23

Exercisable, December 31, 2007	576,973	$1.00	$ 0.23

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Code of Ethics

WWA Group has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. WWA Group has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A. Further, the WWA Group’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	20072006	72,000 72,000	- -	- -	- -	- -	- -	- -	72,00072,000
Digamber Naswa, CFO	20072006	66,000 65,520	- -	- -	- -	- -	- -	- -	66,000 65,520

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K/A:

     Financial Statements of WWA Group for the years ended December 31, 2007 and 2006:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 51 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	June 12, 2009
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	June 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	June 12, 2009
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	June 12, 2009
/s/ Yogesh Saxena Yogesh Saxena Director	June 12, 2009
/s/ Keith Lupton Keith Lupton Director	June 12, 2009
/s/ Chris Bettinson Chris Bettinson Director	June 12, 2009

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