Form 10-Q/A
period 2008-03-31
WWA GROUP INC
filed 2009-06-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A has been amended to: (a) revise our disclosure under Item 4T. Controls and Procedures and; (b) correct Exhibit 31(a) and Exhibit 31(b).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Marc h 31, 2008

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

Marc h 31, 2008

Note 2 – Summary of Significant Accounting Policies – (continued)

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

Trading revenues are defined as gross proceeds on sales of the Company owned or underwritten inventory sold at auction or privately. All costs of goods sold are accounted for under direct costs. Trading revenue can be earned and direct costs can be incurred when the Company guarantees a certain net level of proceeds to a consignor. This type of revenue includes a percentage of proceeds in excess of the guaranteed amount. If actual auction proceeds are less than the guaranteed amount, the Company can incur a net loss on the sale. Therefore, sales of equipment on a guarantee contracts are to be treated the same as inventory for accounting purposes. Our exposure from these guarantee contracts can vary over each guarantee contract. Losses, if any, resulting from guarantee contracts are recorded in the period in which the relevant auction is held.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                              Date

/s/ Eric Montandon                              June 12, 2009
By: Eric Montandon
Its: Chief Executive Officer and Director

/s/ Digamber Naswa                              June 12, 2009
By: Digamber Naswa

Its: Chief Financial Officer, Principal Accounting Officer and Director

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