Form 10-Q
period 2009-06-30
WWA GROUP INC
filed 2009-08-19
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

2465 W. 12th St. Tempe, Suite 2, Tempe, Arizona 85281-6935

Address of principal executive offices) (Zip Code)

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

At August 19, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	June 30, 2009	December 31, 2008
Current assets:
Cash	$ 7,902,789	$ 7,476,689
Receivables, net	7,382,179	13,823,321
Advances to suppliers	1,011,904	-
Inventories	4,511,654	7,288,303
Prepaid expenses	897,445	444,580
Notes receivable	2,849,820	2,899,961
Other current assets	338,778	282,095
Total current assets	24,894,569	32,214,949

Property and equipment, net	5,110,925	5,562,050
Vessel Aqua Conti – CWIP	1,329,301	0
Investment in unconsolidated entity	1,479,819	1,483,119
Investment in related party entity	62,500	62,500
Other assets	701,871	903,903

Total assets	$ 33,578,985	$ 40,226,521

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	11,376,284	21,014,096
Accounts payable	2,992,810	1,790,527
Accrued expenses	432,022	344,999
Line of credit	8.898,980	7,084,052
Current maturities of long-term debt	702,107	860,230
Total current liabilities	24,402,203	31,093,904

Long-term debt	102,054	342,909

Total liabilities	24,504,257	31,436,813

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	4,603,056	4,318,036
Total stockholders' equity:	9,074,728	8,789,708

Total liabilities and stockholders’ equity	$ 33,578,985	$ 40,226,521

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	Unaudited 2009	Unaudited 2008	Unaudited 2009	Unaudited 2008

Revenues from commissions and services	$ 2,906,006	$ 3,101,949	$ 4,273,204	$ 4,248,448
Revenues from sales of equipment	5,518,481	7,041,746	10,301,610	10,724,543
Revenues from Ship Charter	150,000	382,021	300,000	824,573

Total revenues	8,574,487	10,525,715	14,874,814	15,797,563

Direct costs - commissions and services	731,103	1,116,519	1,222,588	1,586,345
Direct costs - sales of equipment	5,500,309	6,681,014	10,281,257	10,062,647

Gross profit	2,343,075	2,728,182	3,370,969	4,148,571
Operating expenses:
General, selling and administrative	766,897	716,311	1,511,472	1,321,683
Salaries and wages	362,738	502,762	786,724	938,578
Selling expenses	37,453	40,531	70,552	57,944
Depreciation and amortization expense	208,196	186,103	417,686	367,734

Total operating expenses	1,375,284	1,445,708	2,786,433	2,685,939

Income from operations	967,791	1,282,474	584,536	1,462,632
Other income (expense):
Interest expense	(234,671)	(264,227)	(395,624)	(447,101)
Interest income	43,642	26,781	75,607	55,510
Gain (loss) on disposition of assets	(3,887)	-	(18,655)	(2,815)
Gain (loss) on equity investment	(5,207)	(37,532)	(3,300)	(35,570)
Other income (expense)	24,290	14,733	42,457	27,237

Total other income (expense)	(175,833)	(260,246)	(299,515)	(402,738)

Income before income taxes	791,958	1,022,228	285,021	1,059,894

Provision for income taxes	$ -	$ -	$ -	$ -

Net income	$ 791,958	$ 1,022,228	$ 285,021	$ 1,059,894
Basic earnings per common share	$ 0.035	$ 0.055	$ 0.013	$ 0.058
Diluted earnings per common share	$ 0.034	$ 0.055	$ 0.012	$ 0.058
Weighted average shares - basic	22,591,922	18,431,922	22,591,922	18,431,922
Weighted average shares - diluted	23,268,895	18,431,922	23,268,895	18,431,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For six months ended June 30
	2009 Unaudited	2008 Unaudited
Cash flows from operating activities:
Net income (loss)	$ 285,021	$ 1,059,894
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	619,717	367,734
(Gain) loss on disposition of assets	18,655	9,784
(Gain) loss on equity investment	3,300	35,570
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	6,441,142	(24,719,855)
Advances to suppliers	(1,011,904)	-
Inventories	2,776,649	(1,967,727)
Prepaid expenses	(452,865)	(32,400)
Other current assets	(56,683)	(26,845)
Other assets	0	0
Increase (decrease) in:
Auction proceeds payable	(9,637,812)	19,379,779
Accounts payable	1,202,283	3,116,482
Accrued expenses	87,023	258,861

Net cash provided by (used in) operating activities	274,526	(2,518,723)

Cash flows from investing activities:
Purchase of property and equipment	(1,406,817)	(373,663)
(Increase) decrease in note receivable	50,141	19,652
Proceeds from sale of fixed assets	92,300	40,500

Net cash provided by (used in) investing activities	(1,264,376)	(313,511)

Cash flows from financing activities:
Increase (decrease) in line of credit	1,814,928	227,496
(Payments) Proceeds- long-term debt	(398,978)	(350,813)

Net cash provided by (used in) financing activities	1,415,950	(123,317)

Net increase (decrease) in cash and cash equivalents	426,100	(2,955,550)

Cash and cash equivalents at beginning of period	7,476,689	5,283,399

Cash and cash equivalents at end of period	$ 7,902,789	$ 2,327,847

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 1 – Organization and Basis of Presentation

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

Note 2 – Summary of Significant Accounting Policies

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

.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 2 – Summary of Significant Accounting Policies - (continued)

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

Dry Docking Costs
The Company’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of June 30, 2009, other assets include the unamortized dry-docking costs of approximately $701,871.

Investment in Unconsolidated Entities

The Company accounts for its approximate 32% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended June 30, 2009 the loss on equity investment amounted to $5,207.

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

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 2 – Summary of Significant Accounting Policies (Contd.)

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

The Company issued no compensatory options to its employees during the quarter and six momths ended June 30, 2009.

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

 WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 2 – Summary of Significant Accounting Policies (Contd.)

Risks Related to Business and Stock

Due to the proximity of Iran, Sudan and Syria to Company’s auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the auctions ultimately ended up in Iran, Sudan or Syria. OFAC has noticed the Company of its intention to impose a fine on the Company based on its position that transactions were conducted with individuals registered as living in Iran and Sudan. The imposition of a fine by OFAC could have a negative impact on the Company’s reputation which might decrease shareholder value.

Recent accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 2 – Summary of Significant Accounting Policies (Contd.)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

Note 3 – Related Party Transactions

Notes Receivable

Notes receivable include $2,327,557 of advances provided to Intelspec International Inc, an unconsolidated entity which operates a rock crushing and stone quarry in the UAE and manages construction projects in other markets. The notes bear no interest and are payable on demand.

As of June 30, 2009, advances to WWA Australia, the Company’s auction partner, amounted to $493,484. The notes bear no interest and are payable on demand.

Note 4 – Line of Credit

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $8,898,980 on these secured purchasing and working capital funding lines at June 30, 2009.

Note 5 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 18, 2009 and determined there were no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on the three and six month periods ended June 30, 2009. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase net cash flow from operations (ii) reduce payables and debt service, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the region and internationally.

The international downturn in business activities has caused a number of factors to affect operations with consequences that we anticipate will effect the way we structure and operate our business over the near to long term. Factors of consequence include:

•	A dramatic slowdown in overall construction activity in the Gulf Region, resulting in a major decrease in sale prices for used equipment.

•	An increase in our general operating expenses in the United Arab Emirates (“U.A.E”).

•	A cash commitment to build a new auction facility that is requisite to maintaining our auction license and land lease in the Jebel Ali Free Zone.

•	Regulatory issues in connection with the United States Office of Foreign Asset Control (”OFAC”) regarding the operations of our U.A.E. branch (World Wide Auctioneers, Ltd.), and a possible conflict between the laws of the United States (“U.S. ”) and the laws of the U.A.E. regarding these operations.

•	The debt to assets ratio of our U.A.E. branch that has put us in a weak working capital situation.

•	Equipment assets owned by our U.A.E. branch that may be considered impaired if market prices continue to deteriorate.

•	Increased penetration of the on-line auction business model for equipment sales in the global used equipment market.

On careful consideration of these factors WWA Group has resolved to dispose of the U.A.E. branch of the auction business provided that the transaction has a positive net affect on our operations, reduces our overall debt, resolves future regulatory conflicts, and leaves WWA Group commercially viable to expand its core auction business into other markets. Should WWA Group successfully meet these criteria in the process of disposing of the U.A.E. branch, it will result in a substantial decrease in revenue, debt and expenses in the near term. Over the longer term, WWA Group believes relief from the costs associated with the U.A.E. branch will enable it to continue to produce net income as it focuses on new joint venture relationships, auction management contracts, new auction sites, expanding its on-line auction business, developing its unconsolidated entity Intelspec International, Inc. (“Intelspec”) and continuing its shipping charter operations.

WWA Group has already moved toward these objectives by securing new auction sites in Tempe, Arizona and El Paso, Texas for several planned auctions at these locations. We are now accepting consignments for these auctions the first of which is scheduled for September 29, 2009 in El Paso. We believe that expansion into the North American auction market is timely due to current economic conditions which suggest that sellers and buyers in the U.S. need new outlets with improved auction techniques to acquire or dispose of used equipment.

We also intend to continue to expand international operations. During August we managed auctions in the Philippines and Lebanon through joint ventures with local companies. We expect to continue holding auctions at these locations in the future. In July we managed our second auction in Doha for Trident International, a U.S. military contractor, for the purpose of disposing of surplus U.S. military equipment. We plan to develop our relationship with Trident and other military contractors in order to manage more of this type of disposal auction.

A major segment of our expansion plans will rely on the anticipated success of Intelspec and the return of our considerable investment. Intelspec is focused on the management of specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Current projects include management of a limestone removal project in Ras Al Khaimah, U.A.E., and the construction of two training facilities in Thailand and Cambodia for the U.S. Navy.

Our growth model will continue to employ low cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions. The addition of auction yards in the U.S., Lebanon, and the Philippines provides physical support for equipment that can be sold on-line. We believe that buyer acceptance of on-line equipment auctions has reached a point where significant net returns are possible.

WWA Group’s business development strategy is prone to significant risks and uncertainties, some of which can have an immediate impact on our efforts to generate positive net cash flow and deter future prospects for the expansion of our business. Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices are historically volatile and are currently depressed while commission rates remain competitive. Price volatility combined with pressure on commission rates can immediately affect our available cash flow which can in turn impact the availability of cash flow for our expansion plans.

Results of Operations

During the period from January 1, 2009 through June 30, 2009, WWA Group (i) conducted three major un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, U.A.E., (ii) chartered its ship, (iii) bought and sold equipment for its own account, and (iv) negotiated a deal to sell desalinized water to the port of Ras Al Khaimah in the U.A.E.

For the six month period ended June 30, 2009, WWA Group realized a decrease in net income over the six months ended June 30, 2008 due to a decrease in our gross profit margin on trading activity over the comparative six month period and an increase in administrative costs. We believe that an increase in net income over the near term will require the orderly disposition of the U.A.E. branch of our operations, an increase in the size and number of our auctions at other sites, and a return on our investment in Intelspec. We believe that if WWA Group is able to realize these objectives that net income will increase in future periods.

Quarters Ended June 30, 2009 and 2008

Revenue

Revenue for the three months ended June 30, 2009 was $8,574,487 as compared to revenue of $10,525,715 for the three months ended June 30, 2008, a decrease of 19%. Revenue for the six months ended June 30, 2009 decreased to $14,874,814 from $15,797,563 for the six months ended June 30, 2008, a decrease of 6%.The decrease in revenues over the comparative three and six months can be primarily attributed to a decrease in the sale of owned equipment from $10,724,543 during the six months ended June 30, 2008 to $10,301,610 during the six months ended June 30, 2009, a decrease of 4% and to a decrease in revenue from ship charter during the six months ended June 30, 2009 that decreased 64% to $300,000 from $824,573 during the six months ended June 30, 2008. The decline in ship charter revenue in 2009 is due to a restructured charter from a wet (serviced) to a dry (non-serviced) charter.

Revenue is expected to decline substantially in the near term in the event that we dispose of the U.A.E. branch of our operations and decrease our equipment trading activities. Otherwise, we can expect a gradual decline in revenue as the region adjusts to the current economic situation.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $2,343,075 as compared to a gross profit of $2,728,182 for the three months ended June 30, 2008, a decrease of 14%. Gross profit for the six months ended June 30, 2009 was $3,370,969 as compared to a gross profit of $4,148,571 for the six months ended June 30, 2008, a decrease of 19%. The decrease in gross profit over the comparative three and six month periods can be primarily attributed to a decrease in gross profit of our trading activity to almost 0% during the 6 months period ended June 30, 2009 as compared to 6% during the six months period ended June 30, 2009. The gross profit on commissions and services increased to 76% during the six months period ended June 30, 2009 as compared to 63% during the six month period ended June 30, 2008. Our improved margin on commissions and services is the result of lower direct costs and higher commission rates.

Gross margins are expected to increase in the near term in the event we are able to dispose of the U.A.E. branch of our operations. Otherwise, we expect to continue that our gross profit will continue to decrease.

Net Income

Net income for the three months ended June 30, 2009 was $791,958 as compared to a net income of $1,022,228 for the three months ended June 30, 2008, a decrease of 23%. Net income for the six months ended June 30, 2009 decreased to $285,021 from $1,059,894 for the six months ended June 30, 2008, a decrease of 73%. The decrease in net income can be primarily attributed to a decrease in our gross profit margin on trading activity over the comparative three and six month periods and an increase in administrative costs.

We expect to increase our net income over the next six months as efforts to trim operating expenses and increase profit margins are successful.

Expenses

Expenses for the three months ended June 30, 2009 were $1,375,284 as compared to expenses of $1,445,708 for the three months ended June 30, 2008, a decrease of 5%. Expenses for the six months ended June 30, 2009 were $2,786,433 as compared to expenses of $2,685,939 for the six months ended June 30, 2008, an increase of 4%. The increase in expenses over the comparative six month periods can be attributed to an increase in general and administrative expenses which increased from $1,321,683 in the six months ended June 30, 2008 to $1,511,472 in the six months ended June 30, 2009 and depreciation and amortization expenses, which increased from $367,734in the six months ended June 30, 2008 to $417,686 in the three months ended June 30, 2009.

We expect that general, selling, and administrative expenses will remain relatively consistent over successive periods. However, in the event that we dispose of the U.A.E. branch we expect a significant decrease in selling, general and administrative costs.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, any profits of World Wide Auctioneers, Ltd. are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings. However, in the event that Worldwide Auctioneers, Ltd. or any of our other subsidiaries distribute earnings to the U.S. parent, such earnings would be taxable at the applicable U.S. tax rates.

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing expenses over the last 2 years, due to the demand for housing and land within the Jebel Ali Free Zone. The general market costs have now settled down, and we have agreements in place to stabilize our rental costs in the future. However, operating costs in the U.A.E. have not declined relative to other international markets, our fixed land rental rate is now above market as the result of a decrease in the demand for land in the Jebel Ali Free Zone, and other local governmental fees have seen a recent increase due to budget concerns. We do not believe that we can offset above market operating costs in the near term by increasing revenue and improving operating efficiencies in the U.A.E. while equipment prices, commission and service revenue, are on the decline.

Liquidity and Capital Resources

Cash flows provided by operating activities were $274,526 for the six months ended June 30, 2009 as compared to cash flows used in operating activities of $2,518,723 for six months ended June 30, 2008. The transition from cash flow used in operating activities to cash flow provided by operating activities in the current six month period ended June 30, 2009 is primarily attributable to the significant decrease in accounts receivable and inventory. Anticipated increases in net income with a decrease in accounts receivable and inventory are expected to provide more cash flow from operations in future periods.

Cash flows used in investing activities for the six months ended June 30, 2009 were $1,264,376 as compared to cash flows used in investing activities of $313,511 for the six months ended June 30, 2008. Cash flow used in investing activities in the six months ended June 30, 2009 can be attributed to the $1.3 million capitalization of our Aqua Conti water desalinization barge. During the period WWA Group disposed of assets of $92,300. We except to increase our cash flows used in investing activities in future periods as we pursue expansion objectives.

Cash flows provided by financing activities were $1,415,950 for the six months ended June 30, 2009 as compared to cash flows used in financing activities of $123,317 for the six months ended June 30, 2008. Cash flows provided by financing activities in the six months ended June 30, 2009 consisted primarily of an increase in bank credit lines of $1,814,928 offset by the repayment of long term debt to certain banks in the amount of $398,978. Cash flows provided by financing activities are expected to increase in future periods as we continue to weather deteriorating market conditions.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Pursuant to the 2006 Benefit Plan, between April 2006 and December 31, 2007, a total of 1,250,000 share options were granted to various consultants at an average price of $0.50 per share, all of which have been exercised. During 2008 WWA Group granted 100,000 share options to a consultant at $0.36 per share, none of which have been exercised as of June 30, 2009.

We believe that WWA Group has sufficient current assets to meet its obligations with a working capital surplus of $492,366 as of June 30, 2009 that includes auction proceeds payable of approximately $11.38 million, accounts payable of approximately $3 million, $7,902,789 in cash and $7,382,179 in accounts receivable. However, WWA Group has historically funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Should we be unable to consistently realize net cash flows from operating activities, we may need to seek financing to avoid delays in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support has been forthcoming.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2009 except a $3 million commitment to the construction of a 35,000 square foot office/ arena/shop building at the Jebel Ali auction site in Dubai, U.A.E.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees, though the disposition of the U.A.E. branch of our operations, which employs approximately 50 people or 90% of all WWA Group employees, would constitute a substantial change in the number of our employees.

Off Balance Sheet Arrangements

As of June 30, 2009, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Ship chartering revenues are contractual in nature and similar to a lease. WWA Group charters its cargo vessel to a freight forwarding company on a flat monthly fee until the end of 2013. The shipping company is responsible for all of the fuel, repairs, maintenance, salaries and all administrative costs and cargo related costs, and the risks of receipt and delivery of the cargo. WWA Group recognizes its ship charter revenues ratably over the term of the charter contract.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP, commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair competition in connection with Polliart’s use of an internet domain name “wwauctions.biz” to disseminate false information about WWA Group and its management. Our counsel was unable to serve the complaint on Mr. Polliart and has since withdrawn representation. WWA Group does not intent to continue to pursue this action.

OFAC Pre-Penalty Notice

On August 5, 2009 WWA Group, Inc. received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice.

The Notice process permits us to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted 30 day notice period prior to the issuance of a Penalty Notice.

WWA Group has contacted OFAC by telephone and intends to present evidence to negate the perception that it has operated in contravention of the laws of the U.S.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

We do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. However, despite the fact that we have no knowledge of delivery of equipment purchased at our auctions into Iran, Sudan or Syria, OFAC has proposed that a fine of $4.665 million be imposed on WWA Group. Although we are in the process of negating the basis for proposed fine the imposition of such a penalty would have a negative on our reputation and could diminish our ability to continue as a going concern.

A significant percentage of corporate control lies in the hands of one shareholder.

Asia8, Inc. owns and controls voting power over nearly 33% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders on any and all matters presented to our shareholders. Additionally, Eric Montandon, our chief executive officer, is also the chief executive officer of Asia8, Inc.

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

We may require additional funds, either through additional equity offerings or debt placements, in order to sustain or expand operations while satisfying short-term and long-term financial commitments. Any procurement of additional capital to meet these objectives may result in dilution to our current shareholders. Further, should we be unable to procure additional capital, as necessary, WWA Group may not be able to meet its financial commitments.

If the market price of our common stock declines security holders or others may be encouraged to engage in short selling, which may further depress the market price.

Any significant downward pressure on the price of the common stock could encourage short sales. Short selling is the selling of a security that the seller does not own, or any sale that is completed by the delivery of a security borrowed by the seller. Short sellers assume that they will be able to buy the stock at a lower amount than the price at which they sold it short. Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. If a significant market for short selling our common stock develops, the market price of our common stock could decline.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

Effective August 14, 2009, our board of directors accepted the resignation of Chris Bettinson as a director of WWA Group.

Effective August 14, 2009, our board of directors accepted the resignation of Keith Lupton as a director of WWA Group.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                              Date

/s/ Eric Montandon                              August 19, 2009
By: Eric Montandon
Its: Chief Executive Officer

/s/ Digamber Naswa                              August 19, 2009
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