Form 10-Q
period 2009-09-30
WWA GROUP INC
filed 2009-11-16
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	September 30, 2009	December 31, 2008
Current assets:
Cash	$ 5,684,694	$ 7,476,689
Receivables, net	2,697,856	13,823,321
Advances to suppliers	667,377	-
Inventories	3,969,956	7,288,303
Prepaid expenses	657,228	444,580
Notes receivable	3,709,146	2,899,961
Other current assets	324,658	282,095
Total current assets	17,538,539	32,214,949

Property and equipment, net	4,848,845	5,562,050
Vessel Aqua Conti – CWIP	1,365,079	0
Investment in unconsolidated entity	1,477,454	1,483,119
Investment in related party entity	62,500	62,500
Other assets	600,855	903,903

Total assets	$ 25,893,270	$ 40,226,521

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	3,698,005	21,014,096
Accounts payable	1,593,583	1,790,527
Accrued expenses	758,031	344,999
Line of credit	10,481,823	7,084,052
Short Term Debt – Notes Payable	2,868,870	0
Current maturities of long-term debt	458,452	860,230
Total current liabilities	19,686,388	31,093,904

Long-term debt	78,377	342,909

Total liabilities	19,764,765	31,436,813

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	1,656,833	4,318,036
Total stockholders' equity:	6,128,505	8,789,708
Total liabilities and stockholders’ equity	$ 25,893,270	$ 40,226,521

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended Sept 30		Nine months ended Sept 30
	Unaudited 2009	Unaudited 2008	Unaudited 2009	Unaudited 2008

Revenues from commissions and services	$ 264,056	$ 374,645	$ 4,537,260	$ 4,623,093
Revenues from sales of equipment	7,715,741	3,087,202	18,017,352	13,811,745
Revenues from Ship Charter	165,000	503,250	465,000	1,327,823

Total revenues	8,144,798	3,965,097	23,019,611	19,762,661

Direct costs - commissions and services	565,057	536,180	1,787,645	2,122,525
Direct costs - sales of equipment	8,586,040	3,011,590	18,867,298	13,074,237

Gross profit	(1,006,300)	417,327	2,364,669	4,565,899
Operating expenses:
General, selling and administrative expenses	916,384	670,687	2,427,856	1,992,369
Salaries and wages	375,910	494,816	1,162,634	1,433,394
Selling expenses	141,994	25,069	212,546	83,013
Depreciation and amortization expense	177,893	199,169	595,579	566,903

Total operating expenses	1,612,181	1,389,741	4,398,614	4,075,680

Income from operations	(2,618,481)	(972,413)	(2,033,945)	490,219
Other income (expense):
Interest expense	(329,321)	(169,977)	(724,944)	(617,078)
Interest income	37,957	30,910	113,564	86,420
Other income (expense)	(36,378)	4,594	(15,876)	(6,554)

Total other income (expense)	(327,741)	(134,473)	(627,257)	(537,211)
(Loss) Income before income taxes	(2,946,223)	(1,106,886)	(2,661,202)	(46,992)
Provision for income taxes	$ -	$ -	$ -	$ -
Net (loss) income	$(2,946,223)	$ (1,106,886)	$ (2,661,202)	$ (46,992)
Basic earnings per common share	$ (0.13)	$ (0.06)	$ (0.12)	$ (0.00)
Diluted earnings per common share	$ (0)	$ 0	$ (0)	$ 0
Weighted average shares - basic	22,591,922	18,605,835	22,591,922	18,490,316
Weighted average shares - diluted	23,268,895	0	23,268,895	0

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For nine months ended Sept. 30
	2009 Unaudited	2008 Unaudited
Cash flows from operating activities:
Net income (loss)	$ (2,661,202)	$ (46,992)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	898,627	566,903
(Gain) Loss on disposition of assets	55,404	(15,695)
Loss (Gain) on equity investment	5,665	87,768
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	11,125,465	(979,644)
Advances to suppliers	(667,376)	-
Inventories	3,318,347	(5,648,494)
Prepaid expenses	(212,648)	(139,526)
Other current assets	(537,563)	49,794
Other assets	(42,563)	-
Increase (Decrease) in:
Auction proceeds payable	(17,316,091)	2,342,195
Accounts payable	(196,944)	1,468,811
Accrued liabilities	413,032	103,018
Net cash provided by (used in) operating activities	(5,280,284)	(2,211,862)

Cash flows from investing activities:
Purchase of property and equipment	(1,506,657)	(909,981)
(Increase) Decrease in note receivable	(809,185)	(46,311)
Proceeds from sale of fixed assets	203,800	127,809
Payments received on notes receivable	-	-
Net cash provided by (used in) investing activities	(2,112,042)	(828,482)

Cash flows from financing activities:
Increase (Decrease) in line of credit	3,397,771	2,413,566
Proceeds from short-term notes payable	2,868,870	-
Payments/Proceeds- long-term debt	(666,310)	(555,092)
Proceeds from issuance of common stock	-	624,000
Net cash provided by (used in) financing activities	5,600,331	2,482,474

Net increase (decrease) in cash and cash equivalents	(1,791,995)	(557,870)

Cash and cash equivalents at beginning of year	7,476,689	5,283,399

Cash and cash equivalents at end of period	$ 5,684,694	$ 4,725,529

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note A – Organization and Basis of Presentation

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

September 30, 2009

Note B – Summary of Significant Accounting Policies - (continued)

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

Dry Docking Costs
The Company’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of September 30, 2009, other assets include the unamortized dry-docking costs of approximately $600,855.

Investment in Unconsolidated Entities

The Company accounts for its approximate 32% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended September 30, 2009 the loss on equity investment amounted to $2,365.

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

September 30, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company issued no compensatory options to its employees during the quarter ended September 30, 2009.

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

WWA GROUP, INC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

Risks Related to Business and Stock

Due to the proximity of Iran, Sudan and Syria to Company’s auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the auctions may have ultimately ended up in Iran, Sudan or Syria. OFAC has noticed the Company of its intention to impose a fine on the Company based on its position that transactions were conducted with individuals registered as living in Iran and Sudan.

Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

WWA GROUP, INC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note B – Summary of Significant Accounting Policies (Contd.)

Recent accounting pronouncements

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Note C – Related Party Transactions

Notes Receivable

Notes receivable include $2,327,557 of advances provided to Intelspec International Inc, a Dubai affiliate which operates a rock crushing and stone quarry in UAE. The notes bear no interest and are payable on demand.

As of September 30, 2009, advances to its auction associates in Australia, Lebanon and Philippines and for its shipping operations amounts to $1,381,589. The notes bear no interest and are payable on demand.

Note D – Line of Credit

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $10,481,823 on these secured purchasing and working capital funding lines at September 30, 2009.

Note E – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through November 14, 2009 and determined there were no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended September 30, 2009. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow from operations to generate net income in order to reduce payables and grow the business, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the region and internationally.

The international downturn in business activities has caused a number of factors to affect operations with consequences that we anticipate will affect the way we structure and operate our business over the near to long term. Factors of consequence include:

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

On careful consideration of these factors WWA Group has resolved to dispose of the U.A.E. branch of the auction business provided that the transaction has a positive net effect on our operations, reduces our overall debt, resolves future regulatory conflicts, and leaves WWA Group commercially viable to expand its core auction business into other markets. Should WWA Group successfully meet these criteria in the process of disposing of the U.A.E. branch, it will result in a substantial decrease in revenue, debt and expenses in the near term. Over the longer term, WWA Group believes relief from the costs associated with the U.A.E. branch will enable it to continue to produce net income as it focuses on new joint venture relationships, auction management contracts, new auction sites, expanding its on-line auction business, developing its unconsolidated entity Intelspec International, Inc. (“Intelspec”) and continuing its shipping charter operations.

WWA Group has already moved toward these objectives by securing new auction sites in Tempe, Arizona and El Paso, Texas for several planned auctions at these locations. We concluded our first auction in El Paso on September 29, 2009 and have another scheduled for November 24, 2009. We believe that expansion into the North American auction market is timely due to current economic conditions which suggest that sellers and buyers in the U.S. need new outlets with improved auction techniques to acquire or dispose of used equipment.
We also intend to continue to expand international operations. During August we managed auctions in the Philippines and Lebanon through joint ventures with local companies. We expect to continue holding auctions at these locations in the future, including auctions in the Philippines on November 7, 2009 and in Lebanon on November 12, 2009. In July we managed our second auction in Doha for Trident International, a U.S. military contractor, for the purpose of disposing of surplus U.S. military equipment. We plan to develop our relationship with Trident and other military contractors in order to manage more of this type of disposal auction.

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

Results of Operations

During the period from January 1, 2009 through September 30, 2009, WWA Group (i) conducted four un-reserved auctions for industrial equipment from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates and one in El Paso, (ii) chartered its ship, (iii) bought and sold equipment for its own account, (iv) managed auctions in Philippines and Lebanon and (v) negotiated a deal to sell desalinized water to the port of Ras Al Khaimah, U.A.E.

For the nine month period ended September 30, 2009, WWA Group realized net loss of $2,661,202 due to decrease in gross profit margin on trading activity over the comparative nine month periods and an increase in administrative costs. We believe that the immediate keys to our ability to operate profitably is an increase in the size and number of our auctions, the realization of consistent charter rates for our shipping vessel, the success of our new auction sites and a return on our investment in Intelspec. We believe that if WWA Group is able to realize these objectives that it will increase net income in future periods.

Quarters Ended September 30, 2009 and 2008

Revenue

Revenue for the three months ended September 30, 2009 was $8,144,798 as compared to revenue of $3,965,097 for the three months ended September 30, 2008, an increase of 105%. Revenue for the nine months ended September 30, 2009 increased to $23,019,611 from $19,762,661 for the nine months ended September 30, 2008, a increase of 16%.The increase in revenues over the comparative three and nine months can be primarily attributed to a increase in the sale of owned equipment from $13,811,745 during the nine months ended September 30, 2008 to $18,017,352 during the nine months ended September 30, 2009, a increase of 30% offset by a decrease in revenue from our ship charter during the nine months ended September 30, 2009 that decreased 65% to $465,000 from $1,327,823 during the nine months ended September 30, 2008. Revenue is expected to continue to grow in the near term with increases in the size and number of our auctions in combination with the sale of owned equipment.

Gross Losses/ (Profits)

Gross loss for the three months ended September 30, 2009 was $1,006,300 as compared to gross profit of $417,327 for the three months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009 was $2,364,669 as compared to a gross profit of $4,565,899 for the nine months ended September 30, 2008, a decrease of 48%. The transition from gross profits to gross losses over the comparative three month periods and the decrease in gross profits over the comparative nine month periods can be primarily attributed to decreases in gross profit from our trading activity. Despite the decrease in overall gross profits to losses over the comparative three month periods our gross profit on commissions and services increased to 60% during the nine months period ended September 30, 2009 as compared to 54% during the period ended September 30, 2008. We expect that gross profit from our trading activities will continue to decrease in the near term though gross profit associated with commission and services provided is expected to remain consistent.

Net Loss / (Income)

Net loss for the three months ended September 30, 2009 was $2,946,223 as compared to a net loss of $1,106,886 for the three months ended September 30, 2008. Net loss for the nine months ended September 30, 2009 increased to $2,661,202 from $46,992 for the nine months ended September 30, 2008. The increase in net losses can be primarily attributed to a decrease in gross profit margin on trading activity over the comparative three and nine months period and an increase in administrative costs. We expect to transition to net income in the near term.

Expenses

Expenses for the three months ended September 30, 2009 were $1,612,181 as compared to expenses of $1,389,741 for the three months ended September 30, 2008, an increase of 16%, mainly due to increase in general, selling and administrative expenses. Expenses for the nine months ended September 30, 2009 were $4,398,614 as compared to expenses of $4,075,680 for the nine months ended September 30, 2008, an increase of 8%. The increase in expenses over the comparative nine months period can be attributed to increase in general and administrative expenses which increased from $1,992,369 in the nine months ended September 30, 2008 to $2,427,856 in the nine months ended September 30, 2009 and depreciation and amortization expenses, which increased from $566,903in the nine months ended September 30, 2008 to $595,679 in the nine months ended September 30, 2009. We expect that general, selling, and administrative expenses will remain relatively consistent over successive periods. However, in the event that we dispose of the U.A.E. branch we expect a significant decrease in selling, general and administrative costs.

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

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing expenses over the last 2 years, due to the demand for housing and land within the Jebel Ali Free Zone. The general market costs have now settled down, and we have agreements in place to stabilize our rental costs in the future. However, operating cost in the U.A.E. have not declined relative to other international market, our fixed land rental rate is now above market as the result of decrease in demand for land in the Jebel Free Zone, and other local governmental fees have seen recent increase due to budget concerns. We do not believe that we can offset above market operating costs in the near term by increasing revenue and improving operating efficiencies in the U.A.E. while equipment prices, commission and service revenue, are on the decline.

Liquidity and Capital Resources

Cash flows used in operating activities were $5,280,284 for the nine months ended September 30, 2009 as compared to cash flows used in operating activities of $2,211,862 for nine months ended September 30, 2008. The increase in cash flow used in operating activities in nine months period ended September 30, 2009 is primarily attributable to the significant decrease in accounts receivable and inventory. Anticipated increases in net income, decrease in accounts receivable and inventory are expected to provide more cash flow from operations in future periods.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $2,112,042 as compared to cash flow used in investing activities $828,482 for the nine months ended September 30, 2008. Cash flow used in investing activities in the nine months ended September 30, 2009 can be attributed to the capitalization of our Aqua Conti water desalinization barge for $ 1.3 million. During the period WWA Group disposed of assets of $203,800.

Cash flows provided by financing activities were $5,600,331 for the nine months ended September 30, 2009 as compared to cash flow provided by financing activities of $2,482,474 for the nine months ended September 30, 2008. Cash flows provided by financing activities in the nine months ended September 30, 2009 consisted primarily of an increase in bank credit lines of $ 3,397,771 offset by the repayment of long term debt in the amount of $666,310 and proceeds from short term notes payable of $2,868,870.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Pursuant to the 2006 Benefit Plan, between April 2006 and December 31, 2007, a total of 1,250,000 share options were granted to various consultants at an average price of $0.50 per share, all of which have been exercised. During 2008 WWA Group granted 100,000 share options to a consultant at $0.36 per share, none of which have been exercised as of September 30, 2009.

We do not believe that WWA Group has sufficient current assets to meet its current liabilities due to negative working capital of $2,147,849 as of September 30, 2009 that includes auction proceeds payable of approximately $3.7 million, accounts payable of approximately $1.42 million, offset by approximately $2.7 million in accounts receivable and approximately $3.7 million in notes receivable. Historically, WWA Group has funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Since we are currently unable to consistently realize net cash flows from operating activities, we may need to seek financing to avoid delays in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support has been forthcoming.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at September 30, 2009 except a $3 million commitment for the ongoing construction of a 35,000 square foot office/ arena/shop building at the Jebel Ali auction site in Dubai, United Arab Emirates.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees, though, the disposition of the U.A.E. branch of our operations, which employees approximately 50 people or 90% of all WWA Group employees, would constitute a substantial change in the number of our employees.

Off Balance Sheet Arrangements

As of September 30, 2009, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

WWA Group. vs. Frederic Polliart

On July 8, 2008 WWA Group, represented by Kronenberger Burgoyne, LLP, commenced proceedings in the United States District Court Southern District of California with the filing of a complaint against

Frederic Polliart that seeks punitive and exemplary damages for cyber squatting, trademark infringement, civil extortion, defamation, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair competition in connection with Polliart’s use of an internet domain name “wwauctions.biz” to disseminate false information about WWA Group and its management. Our counsel was unable to serve the complaint on Mr. Polliart and has since withdrawn representation. WWA Group intends to re-file this complaint at an appropriate time in the near future, when proper service can be made.

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

WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now awaiting OFAC’s response.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

We do not believe that this percentage of sales had any impact on our operations, reputation or shareholder value. However, despite the fact that we have no knowledge of delivery of equipment purchased at our auctions into Iran, Sudan or Syria, the U.S. State Department or OFAC could proceed to fine us and has caused us to restrict sales to persons resident in Iran, Sudan or Syria based on the possibility of delivery to these countries. Any further action on the part of the U.S. State Department or OFAC could have a negative impact on our reputation which might decrease shareholder value.

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

WWA Group, Inc.                              Date

/s/ Eric Montanadon                              November 13, 2009
By: Eric Montandon
Its: Chief Executive Officer

/s/ Digamber Naswa                              November 13, 2009
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