Form 10-K
period 2009-12-31
WWA GROUP INC
filed 2010-04-15
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

2465 W. 12th St. Tempe, Suite 2, Tempe, Arizona 85281-6935

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 505-0070

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (9,646,937 shares) was approximately $631,874 based on the average closing bid and ask prices ($0.066) for the common stock on April 13, 2010.

At April 14, 2010 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

PART I

ITEM 1.     BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

WWA Group was incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On April 9, 1998, the company’s name changed to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, the company acquired World Wide Auctioneers, Ltd. (“World Wide Auctioneers”) a British Virgin Island registered company. We subsequently changed our name to “WWA Group, Inc.” to reflect the acquisition and business focus.

Our United States business office is located 2465 W. 12th St. Tempe, Suite 2, Tempe, Arizona, 85281-6935, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511. We maintain our principal place of business in the Jebel Ali Free Zone, Dubai, United Arab Emirates (“U.A.E.”).

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG”.

The Company

Business Summary

WWA Group has a diverse range of business operations that create many direct and indirect synergies to enhance its broad mission of providing shareholder value.

Since 2001, WWA Group has auctioned over 40,000 items of transportation and industrial equipment worldwide worth over $1.1 billion offered by nearly 5,000 consignors and sold to over 7,000 bidders. Our auctions include more than 40,000 items from nearly 5,000 consignors that were sold to over 7,000 bidders. While a majority of our sales have originated from our primary site in Dubai, U.A.E., we have expanded our operations to manage auctions in the Philippines and Lebanon. The expansion of our business this year has included our management of the classic car auction in Abu Dhabi and two equipment auctions at our new site in El Paso, Texas. We also expect begin holding auctions in Tempe, Arizona later this year.

WWA Group also owns a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll-on/roll-off (RORO) ship with heavy lift cranes and a shallow draft that is ideal vessel for shipping heavy construction equipment within the Gulf region. We have a charter agreement in place for the MV Iron Butterfly through 2013 that guarantees net cash returns.

WWA Group holds a minority interest in Intelspec International, Inc. (“Intelspec”), a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Recent projects include managing the construction of training facilities in Thailand and Cambodia for the U.S. Navy and a limestone removal project in Ras Al Khaimah, U.A.E. On April 7, 2010 Intelspec executed an agreement with Infrastructure Developments Corp. (“Infrastructure”), a publically traded company, pursuant to which Intelspec will become a subsidiary of Infrastructure. The current shareholders of Intelspec will acquire a controlling interest in Infrastructure as a result of the agreement. The transaction is anticipated to return realizable value on our investment in Intelspec.

Auctioneering

WWA Group, through its subsidiary World Wide Auctioneers, engages in the trading and auctioning of transportation and industrial equipment worldwide. Auctioned items include mobile and stationary earthmoving and construction equipment, such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, as well as automobiles, generators, compressors, agricultural tractors, and forklifts.

Centered from our primary base of operations in Dubai, U.A.E., WWA Group is the largest seller of used construction and industrial equipment in the Gulf Region of the Middle East. We continue to develop our business worldwide and in 2009 held 12 auctions in Dubai, Abu Dhabi, Lebanon, Philippines, and the United States along with two managed auctions in Qatar for Trident International, a U.S. military contractor. We believe that our expansion into the North American auction market is timely due to current economic conditions that suggest that sellers and buyers in the U.S. need new outlets with improved auction techniques to acquire or dispose of used equipment.

The table below lists WWA Group’s auctions for the year ended December 31, 2009.

Auctions in 2009
Location	Auction Date	Details*
Dubai	February 22-24	Industrial equipment, $22M sales
Dubai	April 20-22	Industrial equipment, $23M sales
Doha, Qatar**	May 26	US military equipment, $1.0M sales
Dubai	June 22-24	Industrial equipment, $18M sales
Philippines**	August 1	Industrial equipment, $1.50M sales
Lebanon**	August 6	Industrial equipment, $0.80M sales
El Paso, Texas	September 29	First U.S. auction, $2.30M sales
Dubai	October 12-14	Industrial equipment, $19M sales
Abu Dhabi	October 31	Classic cars, $ 0.03M sales
Philippines**	November 7	Industrial equipment, $0.40M sales
Dubai	November 9	Auto only, $0.30M sales
Lebanon**	November 12	Industrial equipment, $60M sales
El Paso, Texas	November 24	Industrial equipment, $0.30M sales
Dubai	December 8-10	Industrial equipment, $13M sales

*      These are “gross auction sales” or the total gross proceeds to the seller from final bid prices paid on all equipment and other items sold.

**      Auctions managed by WWA Group.

We generate commission and service income from these auctions that comprises a large portion of our total gross operating revenue. Revenues from commissions and services earned in WWA Group’s capacity as agent for consignors of equipment are comprised mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include (i) preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment, (ii) incidental interest income, and (iii) buyers’ commission applicable on certain sales of items.

All of WWA Group’s auctions are unreserved, meaning that there are no minimum or reserve prices so that each and every item is sold to the highest bidder on the day of the auction. Our unreserved auctions are focused primarily on the sale of consigned equipment. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results.

Private Sales

WWA Group is focused on selling for the consignor rather than competing with owners and bidders. However, we do purchase and sell equipment at our auctions or in private sales. Sales of equipment owned by us accounted for approximately $ 5 million of the equipment sold in our auctions, or about 5% of the total gross auction sales in 2009. Another $ 25 million worth of equipment owned by us was sold through private sales in 2009. Approximately 50% of the inventory we purchase for resale comes from regular customers at our own auctions, while the remaining 50% is from various direct sellers worldwide. Of the inventory purchased from our regular consigners, we make some of the purchases during the auctions while we make the remaining purchases prior to auctions in the form of guaranteed prices or cash purchases. We account for revenues from private sales as Revenue from Sales of Equipment and all costs associated with these sales are accounted for as Direct Costs – Sales of Equipment.

On-line Auctions

WWA Group includes on-line bidding at its auctions using its own proprietary interactive software system marketed as “WWA BidLive.” The on-line approach to auctioning equipment opens up many more opportunities for us to sell equipment at our physical auctions as well as our on line only auctions.

In January 2010 we acquired a equity stake in Asset Forum LLC (“Asset Forum”), an Arizona based company that provides an international listing service that matches sellers with buyers for a broad range of assets. The transaction is intended to expand the online auction businesses of both companies by combining WWA BidLive with Asset Forum's distinctive listing service. Asset Forum's model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners of a broad range of categories of real assets, with a unique forum function where the public can post comments on the assets and buyers can deal direct with the sellers. Asset Forum has attracted hundreds of asset listings in 2010, and plans to leverage these listings with the addition of WWA Group's online auction platform in 2010.

Shipping

WWA Group owns, through its wholly owned subsidiary Crown Diamond Holdings, Ltd. (“Crown”), a shipping vessel known as the M/V Iron Butterfly. The M/V Iron Butterfly was chartered through the end of 2008 to an independent freight forwarding company that handled shipping for us and our customers. During 2009 we signed a new charter for its use through 2013 whereby Crown is guaranteed a net cash return equal to $600,000 per annum over the term of the agreement. Under the current charter we are no longer responsible for any operational or maintenance expenses associated with the vessel. We expect that the current charter will therefore provide Crown with a better net return than that generated by the prior charter.

Project Management

WWA Group holds an approximately 30% equity interest in Intelspec, which interest was acquired in exchange for WWA Group’s interest in Power Track Projects FZE (“Power Track”). Intelspec is focused on the management of specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Intelspec seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. Current projects include management of the construction of two training facilities in Thailand and Cambodia for the U.S. Navy. Intelspec also manages a limestone removal project in Ras Al Khaimah, U.A.E. through its wholly owned subsidiary, Power Track.

On April 7, 2010 Intelspec executed an agreement with Infrastructure, a publically traded company, pursuant to which Intelspec will become a wholly owned subsidiary of Infrastructure in a reverse acquisition. The current shareholders of Intelspec will acquire a controlling interest in Infrastructure as a result of the agreement. The transaction is anticipated to return realizable value on WWA Group’s investment in Intelspec.

Competition

Auctioneering

The international, used, industrial equipment market is fragmented and very competitive. WWA Group competes for potential purchasers of industrial equipment with equipment manufacturers, distributors and dealers, and equipment rental companies. When sourcing equipment to sell at our auctions, we compete with other auction companies, equipment dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales. Many of these competitive businesses are significantly larger than WWA Group with substantially greater resources and operating histories.

The used, industrial equipment auction market in the Gulf Region has two only significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, a Canadian based company, is the world’s largest un-reserved equipment auctioneer, and holds a dominant position in certain geographic locations. RBA has had a larger site in Dubai and a capacity to bring in more equipment than WWA Group. However, we have been able to remain competitive since inception and we expect to sell more equipment in Dubai than RBA in future periods. Our competitive results are as follows:

Gross Auction Sales in Dubai*
Year WWA Group RBA
2001	$25,000,000	$45,000,000
2002	$49,000,000	$70,000,000
2003	$89,000,000	$105,000,000
2004	$99,000,000	$79,000,000
2005**	$110,000,000	$60,000,000
2006**	$113,000,000	$60,000,000
2007**	$137,500,000	$78,300,000
2008	$126,000,000	$108,000,000
2009	$100,000,000	$125,000,000

*      These are “gross auction sales” or the total gross proceeds to the seller from final bid prices paid on all equipment and other items. Gross revenue as a percentage of gross auction sales is a measure of WWA Group’s operating performance and we believe that gross auction sales provide the most meaningful comparative measure of our relative operating performance between periods and our sales activity relative to the overall market.

**      2005-2007 include on-line sales from our Dubai facility.

Periodically there are small government auctions of construction equipment in other areas of the Gulf region, namely Saudi Arabia. Regular larger auctions are also held by Saudi Aramco, in addition to other large companies located in Saudi Arabia and throughout the Gulf region. However, these auctions are generally reserved private auctions, held by local operators, targeting local buyers that are not in direct competition with our auctioneering operations.

Since we intend to continue our expansion into the United States and to additional locations worldwide we will be competing with RBA and other larger auctioneers, specialized auction houses, and private sellers.

Private Sales

We compete with thousands of new and used equipment sellers in the Gulf region, and those that are based outside the Gulf who buy and sell machinery in the region. Competing with these traders requires name branding, financial wherewithal, consistency in dealing, and personnel focused on developing contacts in the local and international markets. We have been successful in buying and selling at our own auctions and in private sales in past years, and we believe we will continue to grow this segment of our revenue.

Many traders with whom we compete are specialized, work with a few partners as opposed to many, and do not have the international the representation that WWA Group enjoys. Auction companies are known to be large buyers of equipment packages, and therefore we receive more sellers’ proposals ahead of smaller traders. We have a purpose built distribution channel for sales of owned equipment and a known buyer base of thousands of active buyers. We can also utilize our own shipping vessel to assist buyers and sellers of equipment in private transactions and buy equipment primarily for sale in our own main market, the Gulf region, as opposed to other auction companies that often have numerous sites in other markets to support. We believe these factors result in certain competitive advantages over other traders and other auction companies that trade for their own account. Further, many used equipment dealers and traders with whom we used to compete have been wiped out in the recent economic and financial crisis. Bank finance for working capital and equipment trade has contracted, making the number of competitors smaller than it was in a few years ago.

Online Auctions

WWA Group competes with auction companies worldwide for Internet buyers. There are numerous on-line auctioneers of used equipment, mainly based in the U.S. and Japan, including RBA which offers live on-line bidding at their physical auctions. While we do not believe there is a substitute for physical auctions when it comes to attracting and retaining buyers, we believe that buyer acceptance of on-line equipment auctions has reached a point where significant net returns are possible. We do not believe there is currently any significant competition from on-line auction companies and expect that with our WWA BidLive software and our partnership with Asset Forum we will be able to dominate the on-line major equiptment market.

Competitive Advantages

We believe that we have certain distinctive competitive advantages over all or many of our competitors that have enabled us to increase market share and to attract an increasing number of participants to our auctions. We base this belief on our realization of significant growth in auction sales and equipment trading in the relatively short term since our inception. However, we can offer no assurance that we will continue to be successful in competing with existing and emerging equipment auction businesses in the Gulf region and worldwide.

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

WWA Group has also introduced new auction technologies to the industry, and management believes that WWA Group is the world’s first physical industrial equipment auction company to combine such technologies. These new features include:

•	Fully enclosed air-conditioned bidding arena with glass viewing windows during summer season;

•	Plasma TV screen presentation of items to be sold, with dual currency live asking price displays;

•	Wireless electronic bidding buttons that bidders can use if they prefer to keep their buying strategy discreet from the other attending public bidders; and

•	Video auctions of late arriving imported equipment after each physical auction, and on-line only auctions for equipment arriving between physical auctions.

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
Our vessel has the following key advantages:

•	The small size of our vessel, combined with high capacity ramp and lifting gear, makes it ideal to serve the smaller underserved ports carrying heavy equipment;

•	Our vessel burns lower priced heavy fuel, as opposed to the light fuel requirements of similar vessels; and

•	We have numerous buyers and sellers of equipment that do business with us and need sea freight service, providing our charter party with a consistent source of revenue to keep the vessel full on its primary routes.

These factors, along with the respected international classing of the vessel and above average maintenance, combine to give our vessel key advantages over other vessel owners in our market. We believe that the charter party can continue to compete in the market and be able to pay the contracted monthly charter fee for the next five years.

Project Management

Construction project management had been a booming industry in the oil exporting nations of the Gulf Cooperation Council (GCC) region until the recent slowdown. However, there are still many major and minor projects in the pipeline and many of them are of the size and type that Intelspec is targeting. Due to the decrease in construction projects, competition to manage such projects has become increasingly competitive as management companies bid for a diminishing number of projects.

Intelspec’s key advantages are as follow:

•	Intelspec has a very low overhead structure and management that has specific experience in certain technical industries; and

•	Many local project management and construction companies have downsized or closed down in recent times, effectively reducing the number of competitors.

Marketability

Auctioneering

Market Size and Growth

The year 2009 saw an abrupt and severe contraction in the global equipment industry. The US Association of Equipment Manufacturers (“AEM”) reported that domestic equipment sales for the year dropped over 40 percent, while exports, which provided a positive counterpoint to falling domestic sales in 2008, fell over 38 percent. AEM reported that export sales to South America declined 29 percent in 2009 for a total of $2.4 billion compared to 2008. Sales to Central America dropped 34 percent to $1.3 billion, while exports to Asia dropped 35 percent in 2009, for a total of $2 billion. Sales to Europe declined 51 percent to $1.5 billion in 2009, and construction machinery exports to Canada dropped 41 percent for a total of $3.7 billion. Africa purchased of $986 million worth of U.S. construction equipment, a drop of 29 percent, while exports to Australia/Oceania decreased 46 percent to $962 million.

Over 2009 the industry did see improvement in quarter to quarter figures, ending with a fourth-quarter 2009 gain of 26 percent over the third quarter. AEM forecasts a modest rebound in both domestic and export sales. US sales are forecast to increase 5 percent in 2010, followed by gains of 15 percent in 2011 and 14 percent in 2012. For Canada, the 2010 increase is forecast at 7 percent, with a 14-percent increase in 2011 and 11-percent increase in 2012. Industry business to the rest of the world is expected to gain 7 percent in 2010 and grow 13 percent in 2011 and again in 2012.

The market for second-hand equipment, in which WWA Group competes, was impacted to a lesser degree. Global auction firm Ritchie Brothers Auctioneers (NYSE: RBA) is one of the world’s largest traders of second hand equipment, and RBA results are a reasonable indicator of global demand for second hand equipment. RBA saw a drop in gross auction sales for the first time since 1993, from $3.57 billion in 2008 to $3.49 billion in 2009. The decrease was recorded despite increases in bidder registrations and lots sold, indicating that while an abundant supply of equipment remains available and trade continues, prices have come under downward pressure. This conclusion is supported by WWA Group’s results.

Penetration of Auction Segment

Despite the huge size and sustainable growth of the used equipment market, only a fraction of that equipment is sold through auctions, the majority being sold directly by the owner or through dealers and brokers. RBA is by far the largest equipment auction company in the world. RBA’s gross auction sales for the year ended December 31, 2009 reached $3.5 billion. RBA claims to sell more at auction than their 25 largest competitors combined. In North America, RBA and others estimate that 20% of all used equipment changing hands is traded at auction. Analysis of data available suggests that of the $80 to $100 billion of equipment changing hands outside of North America each year only about 1% is at auction. WWA Group expects this percentage to increase, and eventually to match the 20% penetration rate realized in the more mature U.S. and Canadian markets, leaving a great deal of room for growth. Analyst Bruce Simpson of William Blair & Company stated in 2004 that:

“The size of the used equipment market and the relatively small penetration of the auction model suggest that the company (RBA) has years of open-ended growth in front of it.

WWA Group believes this statement remains accurate to this day, and applies to the segment as a whole and all participants, especially outside of North America.

Attractiveness of the Auction Method

The auction method is becoming more attractive to sellers due to the Internet and the general globalization of business communications. Buyers have more access to price and availability information, and thus the trading business is becoming more transparent – there are no longer participants that have information advantages over others. This results in more sellers accepting the auction method as the preferred way to realize market value for their inventory in a timely and cost efficient manner than selling it themselves. We believe that this trend also will contribute to the growth of the auction segment.

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

Resilience of the Auction Model

The industrial equipment auction business is relatively insulated from cyclical economic trends, a trait that is illustrated by comparing the minimal drop in RBA’s auction sales during the drastic economic decline of 2009 to the sales of new equipment. Many of the factors that might prompt owners to sell equipment also creates an environment in which equipment buyers opt for high quality used equipment rather than more expensive new equipment. Auctioneers can therefore take advantage of economic downturns as well as upturns, whereas private dealers’ revenue and profit margins tend to be negatively influenced by regional market downturns. WWA Group’s potential business volume and ability to grow are influenced by economic cycles but show a far lower vulnerability to downward cycles than that experienced by the new equipment industry.

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

The Gulf Region Market

WWA Group’s primary business base is in Dubai, the business hub for the Gulf Cooperation Council (GCC), which consists of Saudi Arabia, Kuwait, Bahrain, Qatar, The United Arab Emirates (UAE) and Oman. The GCC economies experienced a significant reduction in GDP growth in 2009, with the IMF reporting regional growth of 2.2 percent. However, the region was one of the few areas of the world to avoid outright recession, and an unexpectedly rapid recovery of oil prices mitigated the impact of the global economic crisis, and allowed many oil producers who had expected to register deficits to maintain a budget surplus despite the downturn. With oil prices nearing the $30/bbl mark at the beginning of 2009, producers budgeted on estimated annual averages in the $40/bbl range. The actual average for the year was $62/bbl, leaving GCC governments in much better fiscal positions than originally expected. The International Institute of Finance currently anticipates a 2010 average of roughly $72/barrel, but with prices well over $80/bbl as of April, the average could easily be higher. The IMF currently expects GCC economic growth in 2010 to reach 5.2 percent.

While private sector investment and bank lending in the region remain substantially depressed, particularly in the real estate sector, greater than expected public sector liquidity is driving a resurgence of spending on major projects. Project initiations are also being boosted by substantial reductions in construction costs from the peaks achieved during the commodities boom. The costs of cement and aluminum have dropped by about 30 per cent since the commodities market peaked in July 2008. Prices for other commodities have dropped even more. Steel reinforcement bar has dropped from $1,550/ton in July 2008 to just over $500 at the end of 2009. According to French contractor Technip, Middle East construction costs, expressed in man hours, dropped from a high of $85 an hour in July 2008 to $40 an hour in August 2009.

The following table, from MEED Projects, the project tracking unit of the authoritative Middle East Economic Digest, summarizes $385.9 worth of major projects ($50 million and above) currently in progress and on hold in the GCC. $548.4 billion in projects of projects, predominantly in the Dubai private sector, remain on hold. Some of these will be abandoned, but a substantial improvement in economic conditions is likely to lead to some being resumed.

Country	Projects in progress ($bn)	Projects on hold
UAE	213.9	444.0
Saudi Arabia	94.6	40.1
Kuwait	25.2	40.8
Qatar	21.9	7.9
Oman	21.6	6.5
Bahrain	8.7	9.1
Source: MEED Projects

The prospects for the GCC energy sector in particular are promising, according to a forecast by MEED Insight, the research division of MEED. Based on planned energy developments across the six Gulf states the forecast shows that just under $100bn worth of energy project awards will be made next year. At least $48bn worth is expected by 2011, although that figure could rise as more projects are announced. The current forecast for 2012 suggests $9bn worth of awards will be made that year, with a further $19bn worth of possible awards, although these figures are also likely to rise.

Dubai

The impact of the global financial collapse was felt heavily in Dubai, where large numbers of enormous private real estate schemes relied on an ever-increasing number of outside investors. Many of these projects are now suspended or abandoned. Business Monitor International sees investment “at a virtual standstill" and credit markets "still largely frozen". Investment firm Shuaa Capital reports that Dubai’s economy shrank 5 percent in 2009 and is expected to shed another 0.4 percent in 2010. The projected negative GDP growth is mainly due to declines in residential sale prices and Emirate's population, which fell by around sixty and nine per cent respectively.

While the real estate and construction businesses, which drove Dubai’s extravagant growth from 2005 to 2008, have plummeted, Dubai remains the trade and commercial capital of the region, and this core economy has maintained its strength. Dubai’s exports increased 22.9 percent in 2009 despite the global downturn, and the Emirate’s airports, ports, and infrastructure remain the best in the world and among the best in the region, contributing to Dubai’s sustained position as a regional trade center. While Dubai’s government and its wholly or partially owned firms have come under financial stress, the UAE Government has remained committed to providing support, and the rapid recovery of oil prices has provided the means to enable that support. While it may be a number of years before Dubai recovers its status as a major machinery market, sales by Dubai firms will continue to be a major source of second hand equipment, and Dubai will continue to be the ideal business center for foreign firms servicing the rapidly recovering GCC region.

Abu Dhabi

The oil-rich emirate of Abu Dhabi has taken over from Dubai as the UAE’s primary growth driver. Abu Dhabi is expected to register 4 percent growth in 2010, providing the bulk of the UAE’s overall projected 2.5 percent. Abu Dhabi is investing its oil wealth in a broad range of projects, with Construction Week citing the following as the top six:

•	Ghantoot Green City, a 60 km2 city costing $10 billion, projected completion 2020

•	Taweelah Aluminium Smelter, a $10 billion industrial complex costing $10 billion, completion projected in 2011.

•	Khalifa Port and Industrial Zone, a port and industrial center costing $5 billion, due for completion by 2023.

•	Alghadeer, a residential community along the Abu Dhabi/Dubai border, costing $4 billion and due for completion in 2015.

•	Mafraq - Ghweifat International Highway, a new road link to Saudi Arabia, budgeted at $2.7 billion and due for completion in 2014.

•	Al Gharbia housing renovation, a large scale $1.1 billion housing improvement project aimed at completion in 2014.

Abu Dhabi’s aggressive pursuit of these and numerous other projects, with sustained high oil prices, suggest that Abu Dhabi will be a major destination for equipment left surplus by Dubai’s slowdown.

Qatar

Qatar, another GCC member in close proximity to Dubai, holds the world’s 3rd largest natural gas reserves. Aggressive investment in new production capacity has led to a surge in gas exports, from 14 million metric tons per annum (mmta) in 2007 to over 40mmta in 2009. Projects currently under construction are expected to raise this figure to nearly 80mmta by the end of 2011. Qatar’s economy was virtually untouched by the global recession, and the country derived substantial benefit from a general easing of import-driven inflation. The IMF reports economic growth for 2009 at 11.5 percent, with 18.5 percent expected for 2010, making Qatar possibly the fastest growing economy in the world. Qatar’s real estate sector, currently valued at around USD 5.6 billion, is expected to grow by around 7 per cent in 2010. Qatar’s current project stock includes:

•	The $5.5 billion DohaLand project

•	The $5.5 billion new Doha International Airport

•	The $3 billion Qatar-Bahrain Causeway\

•	The $3.5 billion Al Waab City

•	The $2.5 billion Pearl Island

•	The $1.2 billion Lusail City

•	The $9.5 billion Urjuan City

•	The $6 billion deep-sea port at Mesaieed

•	The $11 billion Shaheen refinery

Like Abu Dhabi, Qatar has the means to carry these projects to completion, and is expected to be a major destination for machinery in 2010 and for the medium-term future.

Saudi Arabia

Leading oil producer Saudi Arabia, with $194 billion in oil revenues in 2006, is another leading construction market. Saudi Arabia avoided slipping into recession in 2009, showing minimal growth of 0.2 percent, with the non-oil sector growing by 3 percent. With oil prices recovering sharply, Saudi Arabia is set to resume growth, led by large-scale public spending. Banque Saudi Fransi reports, in a study of the Saudi economy, that after dipping by nearly USD 129 billion from a record USD 281 billion in 2008 to USD 152.9 billion in 2009, the oil revenues of the world's dominant crude exporter are projected to increase to nearly USD 188.5 billion in 2010 and $201.9 billion in 2011.

The Saudi government announced an investment program in early 2009 that involves a 5-year expenditure of around $400 billion, focused on infrastructure and public services. Projects include the $26.6 billion King Abdullah Economic City, a state-of-the art residential and industrial complex. Another $26 billion has been allocated for education and manpower development including building 2,000 new schools and universities for Tabuk, Najran, Al Baha, and Riyadh. Nearly 400 primary health care centers and 13 new hospitals are planned in addition to more than 60 other hospitals in various stages of development. 8,000 kilometers of new highway are planned in addition to 16,000 kilometers already under construction, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years.

Saudi Arabai’s increasing oil income and large-scale development plans will make the Kingdom a significant source of regional demand for equipment and construction materials.

Other Regional Markets

While the markets described above are the main drivers of GCC growth, other members of the confederation remain substantial sources of equipment demand. Kuwait has a substantial project stock of over $25 billion, driven primarily by public sector spending. Kuwait, traditionally conservative in budgeting, based its 2009 budget on a projected oil price of only $33/bbl. With actual prices over $60, Kuwait has registered an enormous budget surplus and will spend much of it on infrastructure and increased oil production.

Bahrain's Economic Development Board expects 4% growth in 2010, with the oil-poor state’s relatively well regulated banking sector avoiding substantial damage from the global crisis. In Oman, growth is expected to reach 3 percent on rising oil prices and government infrastructure spending, with the construction sector projected to grow 2.7 percent.

Positioning and Expansion

WWA Group’s early decision to focus on Dubai and the Middle East, made before the 2004-2008 boom began, has left us in an ideal position to benefit from this sustained acceleration in regional business. In 2004 we outsold global auction giant Ritchie Brothers Auctioneers for the first time to become the leading player in the regional industrial auction market, a lead that has continued through 2007. We intend to continue research into opening new auction sites in the region in the next 18 months. Other auction sites have the potential to yield auction turnovers, revenues, and earnings equal to those we are now gaining from our Dubai auctions. We also intend to continue to apply our huge database and intimate knowledge of regional buyers, sellers, users, traders, prices, sources, trends and industry needs to our entry into other businesses in the region. The provision of needed supplies and services, including machinery and equipment, shipping, materials, labor, and expertise to the main contractors who control the most important projects in the GCC region – is among the fastest-growing businesses in this booming region. Utilizing our established base, a leading market position, and an extensive network of regional industry contacts, WWA Group’s management believes that our prospects for exploiting the regional economic recovery through the used industrial equipment market are excellent.

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

The Iron Butterfly is chartered on a five-year agreement starting Jan 1, 2009, which provides $50,000 monthly revenue regardless of market conditions. The existing charter offers WWA Group sustained assured revenue and an important value-added service for customers using this popular route.

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

Engineering services of the type offered by Intelspec are still in considerable demand. The economic slowdown has seen some reduction in projects offered for tender and an increase in competition for tenders, but Intelspec is currently bidding on $50 million worth of projects and investigating more. We can offer no assurance that any of these bids will be awarded to Intelspec, but we have confidence in the company’s abilities and competitive position, and the figure indicates that sufficient opportunities exist for further expansion.

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

Since May of 2007, in compliance with the OFAC “cease and desist” order dated April 27, 2007, we have enforced a strict policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria. Nevertheless, in early 2008 OFAC requested that WWA Group sign a tolling agreement intended to extend the time frame permitted under the relevant statute of limitations in which OFAC might continue its investigation into our operations for approximately one year from the date of signature.  WWA Group complied with the OFAC’s request and extended the original tolling agreement by an additional four months.

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) OFAC. The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice.

WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now awaiting OFAC’s response.

We believe that WWA Group is in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, including but not limited to, the OFAC “cease and desist” order. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

Employees

WWA Group currently has 47 full-time employees working for the auction and equipment trading business. Our wholly owned subsidiary, Crown, employs numerous full-time employees on its owned shipping vessel though these employees fall under the contract responsibility of the vessel charter party. Our consolidated subsidiary Intelspec employs 10 full time employees at its subsidiary level in the project management operation in Ras Al Khaimah. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

*      Total gross auction sales and private sales by WWA Group were approximately $519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with address in Iran, Sudan or Syria between March 2001 and May 2007.We do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value.
However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $4,665,600 be imposed on WWA Group. Although WWA group is in the process of negating the basis for the proposed fine the imposition of such a penalty would have a negative on WWA Group’s reputation and could diminish WWA Group’s ability to continue as a going concern.

A significant percentage of corporate control lies in the hands of one shareholder.

Asia8, Inc. owns and controls voting power approximately 32% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders on any and all matters presented to WWA Group’s shareholders.

Our chief executive officer does not offer his undivided attention to WWA Group due to his dual responsibilities.

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of Asia8, Inc. His responsibilities cause him to divide his time between the two entities. The division of time however does not necessarily indicate a division of interests since Asia8, Inc., owns approximately 32% of the outstanding shares of WWA Group. Nonetheless, his dual responsibilities may compromise WWA Group’s ability to successfully conduct its business operations.

WWA Group competes with a much larger and better-financed corporation.

We compete with numerous auction companies throughout the world, but the Gulf region is our primary market. The used equipment auction market in the Gulf region has only two significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, has reported over $3.5 billion in gross auction sales for 2009 from 327 auctions around the world, and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004.

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

WWA Group depends on the growth of its customer base and increased business from its current customers.

WWA Group’s success is substantially dependent on the continued growth of its customer base. Should we fail to increase our customer base, our business and operating results will be negatively affected. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our services, as well as our ability to effectively market our services. Further, if we fail to generate repeat business from current customers, our operating results will suffer.

Our business is subject to governmental regulations.

International, national and local standards set by governmental regulatory authorities set the regulations by which products are certified across respective territories. Further, climate change legislation and greenhouse gas regulation is becoming increasingly ubiquitous. The products that we intend to distribute are subject to such regulation in addition to national, state and local taxation. Although we believe that we can successfully distribute our products within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs related to reducing the emission of the green house gases.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations over greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases that may be associated with our operations.

On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the President Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur costs to reduce emissions of greenhouse gases that may be associated with our operations.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We currently maintain our offices at 2465 W. 12th St. Tempe, Suite 2, Tempe, Arizona, 85281-6935. The office space is comprised of 1500 square feet for which WWA Group pays $1,500 on a month-to-month basis. We also maintain a permanent auction site in the Jebel Ali Free Zone, Dubai, United Arab Emirates, on a 23-acre lot for which we paid a rent expense of $620,000 in 2009. The Jebel Ali Free Zone Authority has granted us a 20-year lease expiring in 2027 for the use of this property. We have allocated one quarter of the lot for permanent office premises.

ITEM 3.     LEGAL PROCEEDINGS

OFAC Pre-Penalty Notice

On August 5, 2009 WWA Group, Inc. received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice. The Notice process permits us to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted 30 day notice period prior to the issuance of a Penalty Notice. WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the United States and is now awaiting OFAC’s response.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority (FINRA), under the symbol “WWAG”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Market Prices
Year	Quarter Ended	High	Low
2009	December 31	$ 0.11	$ 0.07
	September 30	$ 0.28	$ 0.09
	June 30	$ 0.98	$ 0.16
	March 31	$ 0.43	$ 0.12
2008	December 31	$ 0.59	$ 0.12
	September 30	$ 0.65	$ 0.41
	June 30	$ 0.72	$ 0.45
	March 31	$ 0.73	$ 0.40

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2010, there were 887 shareholders of record holding a total of 22,591,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

WWA Group has not authorized shares of preferred stock.

Warrants

During the year ended December 31, 2009, 576,973 common share purchase warrants expired.

Stock Options

During the year ended December 31, 2009, 100,000 options to purchase common shares expired.

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

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow through increased operating efficiencies from our primary auction site, (ii) continue to utilize lower cost venues including on-line auctions and non major equipment auctions at smaller sites, (iii) develop our other businesses, and (iv) acquire related businesses in the region and internationally.

Due to the international downturn in business activities, in 2009 WWA Group made the determination to seek relief from the costs associated with the U.A.E. site. We sought to enter into a transaction to dispose of the Dubai branch that would have a positive net effect on our operations, reduce our overall debt, resolve future regulatory conflicts, and leave us commercially viable to expand its core auction business into other markets. However, we did not find an entity to provide us with suitable terms. As such, we have resolved to move forward with our auctioneering operations in Dubai focusing on efficiencies to increase cash flow.

Our growth model will continue to employ low cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the larger equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions. We will continue to expand internationally. The addition of auction yards in the U.S. as well as managing sites in Lebanon and Philippines not only gives WWA Group more exposure to a wider customer base in these locales, it also provides physical support for equipment that can be sold on-line. We will also develop our relationship with Trident International, a U.S. military contractor, and other military contractors in order to manage more disposal auctions like those we managed this year in Doha, Qatar. A major segment of our expansion plans will rely on the success of Intelspec, the continuation of our shipping charter, desalination operations, and the development or acquisition of other related businesses.

WWA Group’s business development strategy is prone to significant risks and uncertainties, some of which can have an immediate impact on our efforts to generate positive net cash flow and deter future prospects for the expansion of our business. Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices are historically volatile and are currently depressed while commission rates remain competitive. Price volatility combined with pressure on commission rates can immediately affect our available cash flow which can in turn impact the availability of cash flow for our expansion plans. Our long-term success will depend on our ability to increase the size of our auctions and to optimize commissions and prices realized at auction. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue that will affect our results of operations.

Results of Operations

During the period from January 1, 2009, through December 31, 2009, WWA Group (i) conducted five un-reserved auctions for industrial equipment from its auction site located in Dubai, two from its site in El Paso, and one auto auction in Abu Dhabi (ii) chartered its ship, (iii) bought and sold equipment for its own account, (iv) managed two auctions in each of Philippines, Lebanon, and Qatar, (v) unsuccessfully sought a purchaser for our Dubai branch auction operations and instead determined to streamline those operations, and (vi) negotiated a deal to sell desalinized water to the port of Ras Al Khaimah, U.A.E. from its Aqua Conti desalinization barge.

Net Income (Loss)

For the year ended December 31, 2009, WWA Group’s net loss increased to $1,900,196 from $606,955 during the year ended December 31, 2008, an increase of 213%. The increase in net loss is primarily attributable to a decrease in gross profit and an increase in operating expenses. We expect to transition back to net income in the near term based on our expectations of:

•	Increasing gross sales volume at our physical auction sales and on-line auctions;

•	Increasing commissions and service revenue as a percentage of gross auction sales;

•	Increasing gross profit margins on owned equipment trading;

•	Decreasing interest expense; and

•	Addition of other income from our investment in Intelspec.

Some of the above expectations are being experienced already in 2010 and are controllable by management. Others are more speculative and subject to market conditions. There can be no assurance that we will be successful in achieving any additional sources of revenues or profits in 2010.

Revenue

Revenue for the year ended December 31, 2009, increased to $36,908,305 from $29,375,917 for the year ended December 31, 2008, an increase of 26%. The increase in revenue was primarily the result of the increased sales of owned equipment at auctions and in private sales, which grew to $29,632,876 from $20,124,710 over the comparative periods. This increase was somewhat offset by a decrease in commission and service revenue for the year ended December 31, 2009, to $6,645,428 from $7,721,878 for the year ended December 31, 2008. Ship chartering revenue reduced to $630,000 from $1,529,329 over the comparative periods, though we deducted no direct costs of sales or operations beginning in 2009 pursuant to the new charter agreement. Gross revenue from ship charter should remain consistent through 2013 due to new charter agreement signed in beginning of 2009 that requires the charter party to pay all expenses associated with the vessel operations and maintenance, in addition to the charter fee.

We expect continued growth in the marketplace and increased gross auction revenue in 2010 over 2009. The last two auctions in December 2009 and first three auctions of 2010 are indicative of an ongoing trend towards larger auctions. We have also been able to increase our lines of credit and other facilities needed to increase the volume of trading for our own account. The market prices for equipment have now stabilized at lower levels than 2010 and we can now expect better gross margins on increased volume of new trading activity.

Gross Profit

Gross profit for the year ended December 31, 2009, decreased to $5,140,034 from $5,858,472 for the year ended December 31, 2008, a decrease of 12%. This decrease in gross profit is due to an increase the direct costs of sales and equipment to $29,232,502 from $20,482,826 over the comparative periods. The direct costs on commissions and services decrease to $2,535,769 from $3,034,619.

Gross margins decreased over the comparative periods. WWA Group expects gross profit margins to rise to around 15% to 20% in the future, but this percentage figure will decline with any significant increase in owned equipment trading volume. We do not seek to be a significant seller in the auctions we conduct, and we do not expect the percentage of owned equipment for sale at our auctions to exceed 10% of the gross auction volume. However, total auction sale volumes increased in 2009 and are expected to continue to increase hereafter, and we also will increase sales of owned equipment in on-line auctions and in private treaty sales. We will also purchase equipment in the form of guaranteed net proceeds to assist customers and increase auction volume.

The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit, without compromising the integrity of the consignment auction business.

Operating Expenses

Operating expenses for the year ended December 31, 2009 increased to $6,088,275 from $5,526,884 for the year ended December 31, 2008, an increase of 10%. This increase over the comparative periods is primarily due to an increase in general, selling and administrative expenses as well as depreciation and amortization expense.

General and administrative expenses for the year ended December 31, 2009, increased to $3,163,470 from to $2,650,798 for the year ended December 31, 2008. This increase is primarily due to an increase in rent or lease expenses, representation expenses, and travel and entertainment expenses.

Major components of general and administrative expenses by year are as follows:

Major Components of General and Administrative Expenses
	2009	2008
Professional fees	$174,179	$132,329
Rent or lease expense	$1,168,495	$885,158
Travel and entertainment	$268,579	$185,923
Representation expense	$336,000	$100,473
Insurance expense	$69,895	$172,238
Bank charges	$208,553	$155,865
Maintenance expense	$258,284	$250,510
Option expense	$0	$17,195

Salaries and wages for the annual periods ended December 31, 2009 and 2008 were $1,573,983 and $1,967,182 respectively. Wages for vessel crew were included in 2008 salaries and wages expense whereas in 2009, due to change in charter party terms, we are no longer paying any salaries for vessel crew. We expect to keep employment at present levels for 2009.

Selling expenses for the annual periods ended December 31, 2009 and 2008 were $225,187 and $122,032 respectively.

Depreciation and amortization expenses for the annual periods ended December 31, 2009 and 2008 were $1,125,634 and $786,872, respectively.

WWA Group anticipates that general and administrative expenses will remain relatively constant during 2010, although there can be no assurance that our general and administrative and other operating expense will not increase in future periods.

Other Income (Expense)

Interest expenses for the year ended December 31, 2009, increased to $1,051,974 from $960,668 in December 31, 2008. Loss on our equity investment decreased to $22,503 from $254,336 and interest income increased to $145,415 from $132,659 over the comparative periods. We transitioned to other expense of $21,865 from other income of 143,762 over the comparative periods.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, the profits of World Wide Auctioneers, Ltd. are not taxable in Dubai. WWA Group has determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings. If, in the future, Worldwide Auctioneers, Ltd., distributes such earnings to the U.S. parent, the earnings will be taxable at the applicable U.S. tax rates. The current year tax provision of $1,027 comprises the minimum franchise tax accrual for taxes currently payable in state of Texas.

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

Liquidity and Capital Resources

We had a working capital deficit of $1,737,682 as of December 31, 2009. Our current assets totaled $23,296,353, which included $8,636,411 in cash, $4,464,014 in receivables, $3,543,485 in inventories, and $3,989,855 in notes receivable. Our total assets were $31,763,093, which included $4,547,293 in property and equipment. Our current liabilities totaled $25,034,035, which included $8,068,708 in auction proceeds payable and $10,662,448 on our line of credit. Our total liabilities were $25,760,823. Our total stockholders equity at December 31, 2009 was $5,981,242.

Cash used in operating activities for the year ended December 31, 2009, was $3,091,358 as compared to cash provided by operating activities of $145,756 for the year December 31, 2008. The transition to cash used in operating activities in 2009 from cash provided by operating activities in 2008 is primarily due to an increase in net losses and an increase in accounts receivables and decrease in auction proceeds payable. We expect to generate cash from operations in 2010.

Cash used in investing activities for the year ended December 31, 2009, was $2,795,749 as compared to $908,461 for the year ended December 31, 2008. The cash used in investment activities in 2009 were comprised of $2,011,955 in property and equipment purchases, including the capitalization of our Aqua Conti water desalinization barge for $1.3 million, as well as an increase in notes receivable of $1,089,894.

Cash provided by financing activities for the year ended December 31, 2009, was $7,046,830 as compared to $2,955,995 for the year ended December 31, 2008. The cash flow provided by financing activities relates to increase in bank lines of credit from which $3,578,396 was borrowed in the current period. We received $3,669,178 net cash as proceeds from short-term notes payable in 2009. We repaid $200,743 in long terms debt in 2009.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. No options remain outstanding under the benefit plan at December 31, 2009.

We do not believe that WWA Group has sufficient current assets to meet its current liabilities due to negative working capital of $1,737,682 as of December 31, 2009. Historically, WWA Group has funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Since we are currently unable to consistently realize net cash flows from operating activities, we may need to seek financing to avoid delays in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support has been forthcoming.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at December 31, 2009, except a $3 million commitment for the ongoing construction of a 35,000 square foot office/ arena/shop building at the Jebel Ali auction site in Dubai, United Arab Emirates.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2009, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2009 and 2008 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Ship Chartering Revenues are contractual in nature and similar to a lease. WWA Group charters our cargo vessel to a freight forwarding company on a flat monthly fee until the end of 2013. The shipping company is responsible for all operating costs, fuel costs and cargo related costs, and the risks of receipt and delivery of the cargo. We recognize our ship charter revenues ratably over the term of the charter contract.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Recent Accounting Pronouncements

Please see Note B to our consolidated financial statements for recent accounting pronouncements.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-22.

WWA GROUP, INC. AND SUBSIDIARIES
Years Ended December 31, 2009 and 2008

Contents

                                                                                                                                                     Page

Report of Independent Registered Public Accounting Firm                                              F-2

Consolidated Balance Sheets                                                                                         F-3

Consolidated Statements of Income                                                                                F-4

Consolidated Statement of Stockholders’ Equity                                                              F-5

Consolidated Statements of Cash Flows                                                                          F-6

Notes to Consolidated Financial Statements                                                                    F-7

Nareshkumar H. Arora

Certified Public Accountant

2350 Mission College Blvd., Suite #1160,

Santa Clara, CA 95054

Phone: 408-988-2900 | Fax: 408-988-2907 | naresh@taxguru.com

To the Board of Directors

WWA Group, Inc.

2465 W. 12th St. Tempe, Suite 2

Tempe

Arizona 85281-6935

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements as of December 31, 2008 and for the year then ended, were audited by other auditors whose report thereon, dated March 30, 2009, expressed an unqualified opinion on those statements. The predecessor auditors reported on those financial statements before they were restated. As of the date of issuance of this report, the predecessor auditors have ceased operations with respect to public entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note C, the accompanying consolidated financial statements of WWA Group, Inc. and subsidiaries for the year ended December 31, 2008 have been restated.

/s/ Nareshkumar H. Arora

Santa Clara, CA

April 6, 2010

WWA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2009	December 31, 2008
		(Restated)

Current assets
Cash and cash equivalents	$ 8,636,411	$ 7,476,689
Receivables, net	4,464,014	13,823,321
Advances to suppliers	1,752,852	-
Inventories, net of reserve for slow moving items	3,543,485	6,380,033
Prepaid expenses	570,525	444,580
Notes receivable	3,989,855	2,899,961
Other current assets	339,210	282,095
Total current assets	23,296,353	31,306,679

Property and equipment, net	4,547,293	5,562,050
Building and Auction Arena-CWIP	489,748	-
Vessel-Aqua Conti-CWIP	1,372,491	-
Investments in equity interests	1,491,866	1,483,119
Investment in related party entity	31,250	62,500
Other assets	534,093	903,903

Total assets	$ 31,763,093	$ 39,318,251

Liabilities and Stockholder's Equity

Current liabilities
Auction proceeds payable	$ 8,068,708	$ 21,014,096
Accounts payables	1,915,541	1,790,527
Accrued expenses	463,581	344,999
Line of credit	10,662,448	7,084,052
Notes payable	3,669,178	-
Current maturities of long-term debt	275,607	860,230
Total current liabilities	25,055,062	31,093,904

Long-term debt, net of current maturities	726,788	342,909
Total liabilities	25,781,851	31,436,813

Commitments and contingencies	-	-

Stockholder's equity
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	1,509,570	3,409,766
Total stockholder's equity	5,981,242	7,881,438

Total liabilities and stockholder's equity	$ 31,763,093	$ 39,318,251

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
		(Restated)

Revenues from commissions and services	$ 6,645,428	$ 7,721,878
Revenues from sales of equipment	29,632,876	20,124,710
Revenues from Ship Charter	630,000	1,529,329

Total revenues	36,908,305	29,375,917

Direct costs - commissions and services	2,535,769	3,034,619
Direct costs - sales of equipment	29,232,502	20,482,826

Gross profit	5,140,034	5,858,472

Operating expenses:
General, selling and administrative expenses	3,163,470	2,650,798
Salaries and wages	1,573,983	1,967,182
Selling expenses	225,187	122,032
Depreciation and amortization expense	1,125,634	786,872

Total operating expenses	6,088,275	5,526,884

Income (loss) from operations	(948,240)	331,588

Other income (expense):
Interest expense	(1,051,974)	(960,668)
Loss on equity investment	(22,503)	(254,336)
Interest income	145,415	132,659
Other income (expense)	(21,865)	143,762

Total other income (expense)	(950,928)	(938,583)

Income before income taxes	(1,899,169)	(606,995)
Provision for income taxes	(1,027)	-

Net income (loss)	$ (1,900,196)	$ (606,995)

Basic earnings per common share	$ (0.084)	$ (0.032)
Diluted earnings per common share	$ (0.084)	$ (0.031)
Weighted average shares - Basic	22,591,922	19,094,654
Weighted average shares - Diluted	22,591,922	19,771,627

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

YEAR ENDED DECEMBER 31, 2009 AND 2008 (Restated)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances December 31, 2007	18,431,922	$ 18,432	$ 2,812,045	$ 4,016,762	$ 6,847,239

Common Stock issued for Inventory	1,600,000	1,600	622,400	-	624,000

Common Stock issued for Debt	2,560,000	2,560	997,440	-	1,000,000

Fair Value Of Options Granted	-	-	17,195	-	17,195

Net income	-	-	-	(606,995)	(606,995)

Balances December 31, 2008	22,591,922	22,592	4,449,080	3,409,766	7,881,438

Net loss	-	-	-	(1,900,196)	(1,900,196)

Balances December 31, 2009	22,591,922	$ 22,592	$ 4,449,080	$ 1,509,570	$ 5,981,242

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
		(Restated)
Cash flows from operating activities:
Net income ( loss)	$ (1,900,196)	$ (606,995)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,125,634	786,872
(Gain) loss on disposition of assets	102,550	(37,612)
(Gain) loss on equity investment	22,503	254,336
Fair value of options granted	-	17,195
Changes in operating assets and liabilities:
Accounts receivable	9,359,307	(10,613,529)
Advance to suppliers	(1,752,852)	-
Inventories	2,836,548	(2,320,338)
Prepaid expenses	(125,945)	(902,324)
Other current assets	(57,115)	41,539
Auction proceeds payable	(12,945,388)	13,072,230
Accounts payable	125,014	354,967
Accrued liabilities	118,582	99,415

Net cash provided by (used in) operating activities	(3,091,358)	145,756

Cash flows from investing activities:
Purchase of property and equipment	(2,011,956)	(1,230,874)
(Increase) decrease in notes receivable	(1,089,894)	(4,214)
Proceeds from disposal of property and equipment	306,100	326,627

Net cash provided by (used in) investing activities	(2,795,750)	(908,461)

Cash flows from financing activities:
Increase in line of credit	3,578,396	3,571,165
Proceeds from short-term notes payable	3,669,178	-
Payments on long-term debt	(200,743)	(615,170)

Net cash provided by (used in) financing activities	7,046,830	2,955,995

Net increase (decrease) in cash and cash equivalents	1,159,722	2,193,290

Cash and cash equivalents, at beginning of year	7,476,689	5,283,399

Cash and cash equivalents, at end of year	$ 8,636,411	$ 7,476,689

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

WWA Group, Inc., (“WWA Group” or “Company”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis. The Company was incorporated in the state of Arizona in November 1996.

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

On August 8, 2003, Novamed, Inc., a publicly held company, and World Wide Auctioneers executed a stock exchange agreement, whereby Novamed, Inc., agreed to acquire 100% of the issued and outstanding shares of World Wide Auctioneers, a wholly owned subsidiary of World Wide Auctioneers USA, a company incorporated in the state of Arizona, USA, in exchange for 13,887,447 shares of Novamed, Inc.’s common stock. Because the owners of World Wide Auctioneers became the principal shareholders of the Company through the merger, World Wide Auctioneers is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of World Wide Auctioneers. Subsequent to the merger, Novamed, Inc., changed its name to WWA Group, Inc.

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. Effective July 1, 2009, the Company adopted the Accounting Standards Codification (the “Codification”), as issued by the FASB. The Codification became the single source of authoritative generally accepted accounting principles (“GAAP”) in the U.S.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

As of December 31, 2009 and 2008, cash and cash equivalents include term deposits of $1,497,023 and $1,435,807, respectively, held with a bank as compensating balance against borrowing arrangements. The agreement does not legally restrict the use of cash held as security and the deposits carry an interest rate of 4.25% to 6% with maturity in September and October of 2010. (Also see Note G on Long Term Debt).

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and investments. The Company’s cash and cash equivalents are maintained with high-quality international banks and financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. Credit losses have been minimal to date.

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

Inventory

Inventories consist of equipment to be sold in auctions and otherwise, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. The Company records a reserve if the fair value of inventory is determined to be less than the cost. For the years ended December 31, 2009 and 2008, the inventory value is reported net of reserve of $276,122 and $3,453, respectively.

Property and Equipment

Property and equipment are stated at cost less depreciation and provision for impairment where appropriate. Depreciation expense is computed using the straight-line method over estimated useful lives of three to five years except for the vessel in which case the estimated useful life is twenty years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. All repair and maintenance costs are expensed as incurred.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement FASB Accounting Standard Codification 360, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2009 and 2008, no impairment of long-lived assets was recorded.

Dry Docking Costs

The Company’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight-line basis over the period to the next dry-docking, generally 36 months. As of December 31, 2009 and 2008, other assets include the unamortized dry-docking costs of approximately $534,093 and $903,903, respectively.

Investment in Equity Interest

The Company accounts for its approximate 30% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the year ended December 31, 2009 the gain on equity investment amounted to $8,747.

Investment in Related Party

Investment in related party represents the Company’s equity investment in an entity in which one of the Company’s directors serves as a director. The Company accounts for its equity investment in a foreign affiliate using the fair value measurement principles. The Company reviews its investments annually for impairment and records permanent impairments as a loss on the income statement. For the years ended December 31, 2009 and 2008 the loss on equity investment includes $31,250 and $0, respectively of impairment charge.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenues from ship charter are recognized at a fixed monthly amount in accordance with the terms of the chartering agreement, similar to a lease, for the use of the cargo vessel by the chartering group.

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

WWA operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA are not taxable in Dubai. During the fourth quarter of 2004, the Company determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the Company. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30, Accounting for Income Taxes - Special Areas, no U.S. income tax provision has been recorded for the undistributed earnings.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Share-Based Compensation

For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense based on the grant date fair value, estimated in accordance with the provisions of ASC 718 and ASC 505-50.

The Company issued no compensatory options to its employees during the years ended December 31, 2009 and 2008.

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

Fair Value Measurements

Effective January 1, 2009, the Company adopted the provisions related to financial assets and liabilities of FASB Accounting Standard Codification 820, Fair Value Measurements. The standard provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature.

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. As of December 31, 2009 there were no outstanding common stock equivalents.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements

Financial Accounting Standards Board (“FASB”) issued Codification Topic 810, Consolidation of Variable Interest Entities, changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. Codification Topic 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of ASC 810 may have on its consolidated financial statements.

Financial Accounting Standards Board (“FASB”) issued Codification Topic 860, Accounting for Transfers of Financial Assets and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The standard eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC Topic 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

Financial Accounting Standards Board (“FASB”) issued Codification Topic 855, Subsequent Events. The Standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented.

ASC 855 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company adopted ASC 855 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE C – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Before the re-audit and restatement of the Company’s financial statements as of December 31, 2008 and for the year then ended, the prior period financials were audited by other auditors whose report thereon expressed an unqualified opinion on those statements.

Because we were not engaged as auditors until after December 31, 2008, we were not present to observe the physical inventory taken at that date. We observed physical counts of inventory at a date subsequent to the period of the re-audit, in connection with the current audit and applied appropriate tests of intervening transactions. The subsequent tests revealed that the inventories as of December 31, 2008 included inventories presented at cost which were sold in 2009 for a price significantly lower than the purchase price.

The Company has accordingly restated its financial statements as of and for the year ended 2008 to include the impact of the subsequent event:

Condensed Consolidated Balance Sheet as of December 31, 2008:

	As Previously Reported	Adjustments	As Restated
Assets
Current assets
Inventories, net of reserve for slow moving items	$ 7,288,303	$ (908,270)	$ 6,380,033
Other current assets	24,926,646	-	24,926,646
Total current assets	32,214,949	(908,270)	31,306,679

Property and equipment, net	5,562,050	-	5,562,050
Investments in equity interests	1,483,119	-	1,483,119
Investment in related party entity	62,500	-	62,500
Other assets	903,903	-	903,903

Total assets	$ 40,226,521	$ (908,270)	$ 39,318,251

Liabilities and Stockholder's Equity
Current liabilities	31,093,904	-	31,093,904
Long-term debt, net of current maturities	342,909	-	342,909
Stockholder's equity	8,789,708	(908,270)	7,881,438

Total liabilities and stockholder's equity	$ 40,226,521	$ (908,270)	$ 39,318,251

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE C – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Income for the year ended December 31, 2008:

	As Previously Reported	Adjustments	As Restated

Total revenues	$ 29,375,917	$ -	$ 29,375,917
Direct costs - commissions and services	(3,034,619)	-	(3,034,619)
Direct costs - sales of equipment	(19,574,556)	(908,270)	(20,482,826)
Gross profit	6,766,742	(908,270)	5,858,472

Operating expenses	(5,526,884)	-	(5,526,884)
Other income (expense)	(938,583)	-	(938,583)

Income (loss) before income taxes	301,275	(908,270)	(606,995)
Provision for income taxes	-	-	-

Net income (loss)	$ 301,275	$ (908,270)	$ (606,995)

NOTE D – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s major categories of property and equipment:

	December 31, 2009	December 31, 2008

Furniture and fixtures	$ 25,165	$ 98,961
Computers and office equipment	536,663	1,482,334
Yard equipment	324,744	326,040
Vehicles	905,384	1,592,966
Leasehold improvements	1,342,211	1,507,574
Cargo vessel	3,250,000	3,250,000
	6,384,166	8,257,875
Less: Accumulated depreciation	(1,836,873)	(2,695,825)
	$ 4,547,293	$ 5,562,050

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE E – INVESTMENTS

Investment in Equity Interest

In December 2006, the Company acquired a 32.5% interest in Power Track Projects, FZE (“PTP”) for a consideration of $1,786,000. PTP is a Dubai, UAE entity that operates a stone quarry in Ras Al Khaimah, UAE. The ownership interest was increased to approximately 35% in 2007. In October 2008, the Company’s shares of PTP were exchanged for shares of Intelspec International, Inc (“Intelspec”). The exchange resulted in the reduction of the Company’s ownership to 32% of Intelspec. In December 2009, Intelspec raised additional equity financing through issuance of stock thus resulting in further reduction of Company’s ownership interest.

As of December 31, 2009 the Company owns 30% equity interest in Intelspec International, Inc. The Company accounts for its interest in Intelspec using the equity method of accounting whereby the Company records its proportionate share of the net income or loss attributable to the equity interest. The company recorded a gain of $8,747 and a loss of $254,336 for the years ended December 31, 2009 and 2008, respectively. Since acquisition the Company has recorded a cumulative investment loss of $294,134 related to this investment. The Company reviews its investments annually for impairment.

The condensed financial statements of Intelspec as of and for the year ended December 31, 2009 are as follows:

Summary Balance Sheet:

December 31, 2009
ASSETS

Cash	$ 215,077
Receivables, net	462,795
Inventories	2,411,443
Prepaid expenses	202,392
Other current assets	30,141
Property and equipment, net	3,186,288

TOTAL ASSETS	$ 6,508,136

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable	$2,361,663
Accounts payable	$677,596
Accrued expenses	387,709
Stockholder's Equity	3,081,168

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 6,508,136

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE E – INVESTMENTS - continued

Investment in Equity Interest - continued

Summary Statement of Income:

For the year ended December 31, 2009
Revenues	$ 1,966,866

Cost of revenues	1,194,671

Operating expenses	589,006

Other income (expense)	(155,856)

Net Income	$ 27,333

Investment in Related Party

The Company’s investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which the Company’s Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2009 and 2008:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)
2009 Common stock	$125,000	$31,250	$93,750

2008 Common stock	$125,000	$62,500	$62,500

In 2009, the Company recorded a permanent impairment of the investment of $31,250.

NOTE F – NOTES RECEIVABLE

Notes receivable include $2,361,663 of advances provided to Intelspec International Inc, a Dubai affiliate that operates a rock crushing and stone quarry in UAE. The notes bear no interest and are payable on demand.

As of December 31, 2009, advances to the Company’s auction associates in Australia, Lebanon and Philippines amount to $1,133,192. The notes bear no interest and are payable on demand.

During the year ended December 31, 2009 Crown Diamond chartered its ship to Intraglobal Shipping. Advances of $495,000 were paid to Intraglobal Shipping for the management, operations, repairs and maintenance of the ship. The note bears no interest and is payable on demand or upon its maturity in September 2010.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE G - SHORT TERM BORROWINGS AND LINES OF CREDIT

During the year ended December 31, 2009 the Company borrowed funds from unrelated entities on a short-term basis for a period not to exceed three months. The notes are unsecured, are due upon demand, and require payment of interest at a monthly rate of 2% to 3%, to be added to the principal loan amount. As of December 31, 2009 notes payable represents the total borrowings of $3,669,178 under the note. For the year ended December 31, 2009 the interest expense on these borrowings amounted to $227,887.

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of goods consigned. The borrowing facilities are secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $10,662,448 on these working capital funding lines at December 31, 2009 and $7,084,052 at December 31, 2008. For the year ended December 31, 2009 and 2008, the interest expense on these borrowings amounted to $824,086 and $595,612, respectively.

NOTE H – LONG TERM DEBT

Long-term debt consists of the following:

	December 31, 2009	December 31, 2008

Vehicle loans from Habib Bank, maturity dates from May 2010 through March 2012, payable in monthly installments of approximately $30,000.	$ 193,014	$ 599,952

Vehicle loans from Dubai Islamic Bank, maturity date October 2011, payable in monthly installments of approximately $3,200.	71,124	110,294

Term loan from UAE Bank to finance construction of office and auction arena in JAFZ, Dubai, carrying interest rate of 8% p.a., payable in 20 equal monthly installments starting November 2010. The loan is secured by corporate guarantees of the WWA Group and Crown Diamond Holdings Ltd., the assignment of leasehold rights over the developed property, the vessel owned by the Company, and by the personal guarantee of its president and CEO. As discussed in Note A on Cash and Cash Equivalents, the Company maintains a term deposit with the bank held as compensating balance against the borrowing arrangement.

	667,844	-

Short term loan from UAE Bank, with interest rates between 4.25% and 4.50%, maturity date November 2010	70,413	492,893

Total debt	$ 1,002,396	$ 1,203,139

Less: Current maturities	(275,607)	(860,230)

Total long term debt	$ 726,789	$ 342,909

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE I – STOCK OPTIONS

Under FASB Accounting Standard Codification 718, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants of stock awards during 2009 and in 2008 the Company recorded an expense of $17,195 for the fair value of the stock options granted.

The following weighted average assumptions were used for grants made during the year ended December 31, 2008:

Dividend yield of zero percent for all periods; expected volatility of 58.20% and 63.76%; risk-free interest rates of 2.24% and 3.94% and expected lives of 1.0 and 2.0, respectively.

A summary of the status of the Company's stock options as of December 31, 2009 and changes during the years ended December 31, 2009 and 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2007	576,973	$ 1.00	$ 0.23
Granted	100,000	$ 0.36	$ 0.17
Expired	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Outstanding, December 31, 2008	676,973	$ 0.36	$ 0.17
Exercisable	676,973	$ 0.36	$ 0.17
Granted	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Expired	(676,973)	$ 0.36	$ 0.17
Outstanding, December 31, 2009	-	$ 0.00	$ 0.00

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE J – INCOME TAXES

At December 31, 2009, the Company has approximately $1.7 million of federal and $1.3 million of state net operating loss carry forwards to offset future taxable income. The federal carry forwards begin expiring in 2023 and the state carry forwards begin expiring in 2010. Utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership.

The Company has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

Summary of Net operating losses carry forwards:

	Federal	State

As of January 1, 2008	$ 669,988	$ 669,988
Operating losses for the year 2008	145,471	145,471
NOL's expired	-	(277,561)

As of December 31, 2008	815,459	537,898

Operating losses for the year 2009	959,885	959,885
NOL's expired	-	(138,832)
As of December 31, 2009	$ 1,775,344	$ 1,358,951

Deferred tax assets (liabilities) at December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Deferred Tax Assets:
Net operating loss carryovers	$ 694,223	$ 334,338
Capital loss carryovers	124,181	124,181
Stock compensation expense	140,612	140,612
	959,016	599,131
Less: Valuation allowance	(950,816)	(599,131)
Total deferred tax assets	$ 8,200	$ -

Deferred Tax Liabilities:
Accrued expenses	(8,200)	-
Total deferred tax liabilities	$ (8,200)	$ -

Net deferred tax assets	$ -	$ -

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE J – INCOME TAXES - continued

The current year tax provision comprises the minimum franchise tax accrual for taxes currently payable in state of Texas:

Provision for income taxes:

Current:
Federal	$ -
State - TX Franchise Tax	1,027

1,027

Deferred:
Federal	$ -
State	-

-

NOTE K – RELATED PARTY TRANSACTIONS

As discussed in Note D, the Company has an investment in Net Telecommunications, Inc., a company for which the Company’s Chairman of the Board of Directors is a director.

As of December 31, 2009 the Company had $2,361,663 in advances provided to Intelspec International Inc, a Dubai affiliate. (Also see Note E).

The Company has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2009 and 2008, the Company had employee receivables of $60,959 and $28,727, respectively.

NOTE L – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has non cancelable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2009 and 2008 was approximately $1,168,495 and $885,158, respectively. The Company also maintains a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 23 acre lot for which it paid $495,500 for the first year. The site lease is due to expire on June 21, 2027. The lease payment is due annually and increases to $620,696 for 2010 and thereafter. All other leases are for 12 months or less and future minimum payments approximate the current rental expense amount.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE L – COMMITMENTS AND CONTINGENCIES - continued

Contingencies

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such items, except those discussed below, which it believes could have a material effect on its financial position.

OFAC Pre-penalty Notice

On August 5, 2009 WWA Group, Inc. received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 to be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice.

The Notice process permits the Company to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted notice period prior to the issuance of a Penalty Notice.

WWA Group has provided a written response in October of 2009 to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now awaiting OFAC’s response.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMB ER 31, 2009 AND 2008

NOTE M – SEGMENT INFORMATION

The Company has adopted FASB Accounting Standard Codification Topic 280, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in auctions of heavy equipment through World Wide Auctioneers, Ltd. and in ship chartering through Crown Diamond Holdings Ltd.

Certain financial information concerning the Company's operations in different segments is as follows:

	For the years ended December 31,	Equipment Auctions	Ship Chartering

Revenues	2009	$ 36,278,305	$ 630,000
	2008	$ 27,846,588	$ 1,529,329

Operating expenses	2009	$ (37,470,494)	$ (386,052)
	2008	$ (28,477,669)	$ (566,659)

Operating income (loss)	2009	$ (1,192,189)	$ 243,948
	2008	$ (631,081)	$ 962,670

Interest expense	2009	$ (1,051,974)	$ -
	2008	$ (960,668)	$ -

Other income (expense)	2009	$ 101,046	$ -
	2008	$ 22,085	$ -

Assets (net of intercompany accounts)	2009	$ 28,086,343	$ 3,676,750
	2008	$ 35,453,764	$ 3,864,487

Depreciation and amortization	2009	$ 963,134	$ 162,500
	2008	$ 624,372	$ 162,500

Property and equipment acquisitions	2009	$ -	$ -
	2008	$ 904,247	$ -

NOTE N – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2009 financial statements for subsequent events through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 27, 2009, the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of our prior independent registered public accounting firm Moore & Associates Chartered (“Moore”) due of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA Group:

Name	Age	Positions and Offices
Eric Montandon	44	chief executive officer and director
Digamber Naswa	51	chief financial officer, principal accounting officer and director
Yogesh Saxena	53	director

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

Term of Office

Our directors have been elected or appointed to the board of directors for a one year term or until the next meeting of our shareholders or until removed in accordance with our bylaws. Our executive officers were appointed by the board of directors and hold office at the discretion of the board.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following persons who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Eric Montandon failed to timely file a Form 4 or 5 despite serving as an executive officer and a director;

•	Digamber Naswa failed to timely file a Form 4 or 5 despite serving as an executive officer and a director;

•	Yogesh Saxena failed to timely file a Form 3 or 5 despite serving as a director;

•	Keith Lupton failed to timely file a Form 3 or 5 despite formerly serving as a director; and

•	Chris Bettinson failed to timely file a Form 3 or 5 despite formerly serving as a director.

•	Asia8, Inc. failed to timely file a Form 4 or 5 despite holding in excess of 10% of our common stock.

•	SPM Line Lift Machinery Exports, Ltd failed to timely file a Form 3 or 5 despite holding in excess of 10% of our common stock.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of WWA Group’s compensation program is to incentivize our executive officers for services rendered with salaries. We utilize this form of compensation since we feel that this compensatory element is adequate to retain and motivate our executive officers. The amounts we have deemed appropriate to compensate our executive officers were determined in accordance with compensatory packages for similarly sized companies with common operations, though we have no specific formula to determine compensation. While we have determined that our current compensatory program is appropriately suited to accomplishing our current objectives, we may in the future expand our compensation program to include additional benefits as WWA Group realizes its objectives.

Compensation paid to our chief executive officer for the year ended December 31, 2009 was $72,000 as compared to $72,000 for the year ended December 31, 2008.

Compensation paid to our chief financial officer for the year ended December 31, 2009 was $104,000 as compared to $104,000 for the year ended December 31, 2008.

WWA Group expects to increase the compensation granted to each of its executive officers to include an increase in salary and stock options in future periods.

Table

The following table provides summary information for 2009 and 2008 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2009 2008	72,000 72,000	- -	- -	- -	- -	- -	- -	72,000 72,000
Digamber Naswa, CFO	2009 2008	104,000 104,000	- -	- -	- -	- -	- -	- -	104,000 104,000

Although WWA Group did adopt The 2006 Benefit Plan of WWA Group, Inc. in April of 2006, no stock compensation in any form has been granted to executive officers.

WWA Group has no employment agreements with its executive officers.

WWA Group has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

WWA Group has no agreement that provides for payment to our executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of WWA Group or a change in our executive officers responsibilities following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of April 14, 2010, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Nareshkumar H. Arora, Certified Public Accountant (“Arora”) provided audit services to WWA Group in connection with its annual report for the fiscal year ended December 31, 2009 and 2008. The aggregate fees billed by Arora for the 2009 and 2008 audit of our annual financial statements and a review of our quarterly financial statements was $70,500.

Audit Related Fees

Arora billed WWA Group no fees in 2009 and 2008 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Arora billed WWA Group no fees in 2009 and 2008 for professional services rendered in connection with the preparation of our tax returns and the provision of tax advice for the respective periods.

All Other Fees

Arora billed WWA Group no fees in 2009 and 2008 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Arora to act as its independent auditor for the fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22, and are included as part of this Form 10-K:

     Financial Statements of WWA Group for the years ended December 31, 2009 and 2008:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-K, and are incorporated herein by this reference.

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

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	April 14, 2010
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	April 14, 2010
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2010
/s/ Yogesh Saxena Yogesh Saxena Director	April 14, 2010

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

14*     Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21*     Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K filed with the Commission on April 1, 2009).

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

      *      Incorporated by reference to previous filings of WWA Group.