Form 10-Q
period 2010-03-31
WWA GROUP INC
filed 2010-05-21
CIK 1036478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 21, 2010, was 22,591,922.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	March 31, 2010	December 31, 2009
Current assets:
Cash	$ 3,047,708	$ 8,636,411
Receivables, net	1,218,980	4,464,014
Advances to suppliers	1,562,416	1,752,852
Inventories	3,116,826	3,543,485
Prepaid expenses	338,356	570,525
Notes receivable	4,033,852	3,989,855
Other current assets	316,159	339,210
Total current assets	13,634,297	23,296,352

Property and equipment, net	5,249,617	5,037,041
Vessel Aqua Conti – CWIP	1,372,491	1,372,491
Investment in unconsolidated entity	1,496,749	1,491,866
Investment in related party entity	31,250	31,250
Other assets	467,331	534,093

Total assets	$ 22,251,735	$ 31,763,093

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	$ 1,582,056	$ 8,068,708
Accounts payable	2,481,616	1,915,541
Accrued expenses	523,001	463,581
Line of credit	10,610,198	10,662,448
Short term debt – notes payable	1,499,475	3,669,178
Current maturities of long-term debt	109,815	275,607
Total current liabilities	16,806,161	25,055,063

Long-term debt	724,530	726,788

Total liabilities	17,530,691	25,781,851

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	249,372	1,509,570
Total stockholders' equity:	4,721,044	5,981,242

Total liabilities and stockholders’ equity	$ 22,251,735	$ 31,763,093

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	For the Quarters Ending March
	2010 Unaudited	2009 Unaudited

Revenues from commissions and services	$ 874,629	$ 1,376,198
Revenues from sales of equipment	$ 4,762,451	$ 4,783,129
Revenues from ship charter	165,000	150,000

Total revenues	5,802,080	6,300,327

Direct costs - commissions and services	361,912	488,893
Direct costs - sales of equipment	5,012,431	4,780,948

Gross profit	427,737	1,030,486

Operating expenses:
General and administrative expenses	623,158	744,575
Salaries and wages	435,206	423,986
Selling expenses	30,577	35,690
Depreciation and amortization expense	216,424	209,489

Total operating expenses	1,305,365	1,413,740

Income (loss) from operations	(877,628)	(383,254)

Other income (expense):
Interest expense	(392,998)	(160,952)
Income on equity investment	4,884	1,907
Interest income	31,520	31,965
Other income (expense)	(25,976)	3,398

Total other income (expense)	(382,570)	(123,682)

Income (loss) before income taxes	(1,260,198)	(506,937)
Provision for income taxes	$ -	$ -

Net income (loss)	$ (1,260,198)	$ (506,937)

Basic and diluted earnings per common share	$ 0.00	$ 0.00

Weighted average shares - basic	22,591,922	22,591,922
Weighted average shares - diluted	22,591,922	23,268,895

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow

	For the Quarters Ending March
	2010 Unaudited	2009 Unaudited
Cash flows from operating activities:
Net income (loss)	$ (1,260,198)	$ (506,937)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	216,424	310,505
(Gain) Loss on disposition of assets	32,473	14,769
Loss (Gain) on equity investment	(4,884)	(1,907)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	3,245,034	8,503,953
Advance to suppliers	190,434	-
Inventories	426,659	1,545,281
Prepaid expenses	232,169	3,212
Other current assets	23,051	(48,080)
Other assets	-	-
Increase (Decrease) in:
Auction proceeds payable	(6,486,652)	(12,200,520)
Accounts payable	566,075	(805,233)
Accrued liabilities	59,420	(122,790)
Net cash provided by (used in) operating activities	(2,759,993)	(3,307,748)

Cash flows from investing activities:
Purchase of property and equipment	(474,212)	(1,264,364)
(Increase) Decrease in note receivable	(43,997)	(1,799)
Proceeds from sale of fixed assets	79,500	64,300
Payments received on notes receivable	-	-
Net cash provided by (used in) investing activities	(438,709)	(1,201,863)

Cash flows from financing activities:
Increase (Decrease) in line of credit	(52,250)	86,259
Proceeds from short-term notes payable	-	-
Payments on short term notes	(2,169,703)	-
Payments/Proceeds- long-term debt	(168,051)	(193,843)
Proceeds from issuance of common stock	-	-
Net cash provided by (used in) financing activities	(2,390,003)	(107,584)

Net increase (decrease) in cash and cash equivalents	(5,588,705)	(4,617,195)

Cash and cash equivalents at beginning of year	8,636,411	7,476,689

Cash and cash equivalents at end of period	$ 3,047,708	$ 2,859,494

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

Note A – Organization

WWA Group, Inc., (“WWA Group” or “Company”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis. The Company was incorporated in the state of Nevada in November 1996.

The Company includes the accounts of WWA Group, its wholly owned subsidiaries,World Wide Auctioneers, Ltd. (“World Wide Auctioneers”), a company incorporated in the British Virgin Islands on March 20, 2000; Crown Diamond Holdings Ltd, a company incorporated in the British Virgin Islands on January 6, 2004 and its majority owned subsidiary Asset Forum. LLC, a company incorporated in state of Nevada, on January 7, 2010.

On August 8, 2003, the Company and World Wide Auctioneers, a wholly owned subsidiary of World Wide Auctioneers USA which is a company incorporated in Nevada, executed a stock exchange agreement, whereby the Company agreed to acquire 100% of the issued and outstanding shares of World Wide Auctioneers in exchange for 13,887,447 shares of the Company’s common stock. Because the owners of World Wide Auctioneers became the principal shareholders of the Company through the merger, World Wide Auctioneers is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of World Wide Auctioneers. Subsequent to the merger, the Company changed its name from “Novamed, Inc.” to “WWA Group, Inc.”

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

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

NOTE B - Summary of Significant Accounting Policies – continued

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

The allowance for doubtful accounts is based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. No allowance for doubtful accounts is provided as the Company is collecting amounts without default.

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

Dry Docking Costs

The Company’s vessels must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of March 31, 2010, other assets include the unamortized dry-docking costs of approximately $467,331.

Investment in Unconsolidated Entities

The Company accounts for its approximate 30% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended March 31, 2010 the gain on equity investment amounted to $4,884.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

NOTE B - Summary of Significant Accounting Policies – continued

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

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

NOTE B - Summary of Significant Accounting Policies – continued

Income Taxes - continued

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

The Company granted no compensatory options to its employees during the quarter ended March 31, 2010.

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

Risks Related to Business and Stock

Due to the proximity of Iran, Sudan and Syria to Company’s auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the Company’s auctions ultimately ended up in Iran, Sudan or Syria. The U.S. State Department or OFAC could impose fines upon the Company or cause it to restrict certain of its sales based on this possibility. Any such action could have a negative impact on the Company’s reputation which might decrease shareholder value.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

NOTE B - Summary of Significant Accounting Policies – (continued)

Recent accounting pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

WWA GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March31, 2010

Note C – Notes Receivable

Notes Receivable to related party

Notes receivable include $2,372,150 of advances provided to Intelspec International, Inc., the Company’s minority owned unconsolidated subsidiary, which is a project management company focused on specialized projects and subcontracts throughout the Middle East, Africa and Asia and which operates a rock crushing and stone quarry in U.A.E. The notes bear no interest and are payable on demand.

Other note receivables

As of March 31, 2010, advances to the Company’s auction associates in Australia, Lebanon and Philippines amount to $1,166,702 and to Intraglobal Shipping, a shipping associate, of $495,000. The notes bear no interest and are payable on demand.

Note D – Line of Credit

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $10,610,198 on these secured purchasing and working capital funding lines at March 31, 2010.

Note E – Subsequent Events

On April 14, 2010, Intelspec International, Inc. (“Intelspec”), formerly our minority owned unconsolidated subsidiary, concluded an agreement with Infrastructure Developments Corp. (“Infrastructure”), a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. The Company acquired an approximately 22% interest in Infrastructure as a result of the transaction.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended March 31, 2010. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow through increased operating efficiencies from our primary auction site, (ii) continue to utilize lower cost venues including on-line auctions and smaller equipment auctions at smaller sites, (iii) further develop its non-auctioneering operations, and (iv) acquire synergetic businesses.

Our growth model will continue to employ lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the major equipment auctions. While smaller in size, these auctions will not interfere with or detract from our major equipment auctions.

We will also continue to expand internationally. The addition of auction yards in the U.S. as well as managing sites in Lebanon and Philippines not only gives WWA Group more exposure to a wider customer base in these locales, it also provides physical support for equipment that can be sold on-line. We will also develop our relationship with Trident International, a U.S. military contractor, and other military contractors in order to manage more disposal auctions like those we managed this year in Doha, Qatar.

A major segment of our expansion plans will rely on the success of Intelspec International, Inc. (“Intelspec”), the continuation of our shipping charter, desalination operations, and the development or acquisition of other related businesses. Intelspec, our minority-owned, unconsolidated subsidiary, is a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Recent projects include managing the construction of training facilities in Thailand and Cambodia for the U.S. Navy and a limestone removal project in Ras Al Khaimah, U.A.E. On April 14, 2010 Intelspec concluded an agreement with Infrastructure Developments Corp. (“Infrastructure”), a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. We acquired an approximately 22% interest in Infrastructure as a result of the transaction. The exchange of our interest in Intelspec for that in Infrastructure is anticipated to return realizable value on our investment.

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

Results of Operations

During the period from January 1, 2010, through March 31, 2010, WWA Group (i) conducted one major un-reserved auction for industrial equipment and two one-day car auctions from its auction site located in the Jebel Ali Free Trade Zone, Dubai, U.A.E., (ii) bought and sold equipment for its own account (iii) chartered its shipping vessel known as the M/V Iron Butterfly, (vi) provided desalinized water to the port of Ras Al Khaimah, U.A.E. from our Aqua Conti desalinization barge, and (v) formed a majority interest in Asset Forum, LLC, an Arizona based company that provides an international listing service that matches sellers with buyers for a broad range of assets.

Net Income (Loss)

Net loss for the three months ended March 31, 2010, increased to $1,260,198 from $506,937 for the three months ended March 31, 2009, an increase of 149%. The increase in net loss over the comparative periods can be primarily attributed to gross losses from owned equipment sales in the current period and an increase in interest expense. WWA Group expects that it will return to net income over the next twelve months based on our expectations of:

•	Increasing gross sales volume at our physical auction sales and on-line auctions;

•	Increasing commissions and service revenue as a percentage of gross auction sales;

•	Increasing gross profit margins on owned equipment sales;

•	Decreasing interest expense; and

•	Addition of other income from our investment in Intelspec.

Some of the above expectations are beginning to be experienced in 2010 and are controllable by management. Other expectations are more speculative and subject to market conditions. We can offer no assurance that the Company will be successful in achieving profits in 2010.

Revenue

Revenue for the three months ended March 31, 2010, decreased to $5,802,080 from $6,300,327 for the three months ended March 31, 2009, a decrease of 8%. The decrease in revenues over the comparative periods can be primarily attributed to decrease in revenue from commission and services to $874,629 from $1,376,198. Revenue from owned equipment sales remained fairly steady. Ship charter revenue increased to $165,000 from $150,000. Gross revenue from ship charter should remain consistent through 2013 due to new charter agreement signed in beginning of 2009 that requires the charter party to pay all expenses associated with the vessel operations and maintenance, in addition to the charter fee.

We expect continued growth in the marketplace and increased gross auction revenue in 2010 over 2009. The last two auctions in December 2009 and first three auctions of 2010 are indicative of an ongoing trend towards larger auctions. We have also been able to increase our lines of credit and other facilities needed to increase the volume of equipment sales for our own account. The market prices for equipment have now stabilized at lower levels and we can now expect better gross margins on increased volume of sales activity.

Gross Profit

Gross profit for the three months ended March 31, 2010, decreased to $427,737 from $1,030,486 for the three months ended March 31, 2009, a decrease of 58%. The decrease in gross profit over the comparative periods can be primarily attributed to a gross loss of almost 5% on our sales of equipment in the current period as compared to a negligible gross profit in the previous period. The gross profit on commissions and services also decreased slightly to 59% in the current period from 64% in the previous period.

WWA Group expects gross profit margins sales of equipment to rise to around 15% to 20% in the future, but this percentage figure will decline with any significant increase in owned equipment trading volume. We do not seek to be a significant seller in the auctions we conduct, and we do not expect the percentage of owned equipment for sale at our auctions to exceed 10% of the gross auction volume. However, we expect to continue to increase total auction sale volumes as well as increase sales of owned equipment in on-line auctions and in private sales. We will also purchase equipment in the form of guaranteed net proceeds to assist customers and increase auction volume.

The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit, without compromising the integrity of the consignment auction business.

Operating Expenses

Operating expenses for the three months ended March 31, 2010, decreased to $1,305,365 from $1,413,740 for the three months ended March 31, 2009, a decrease of 8%. The decrease in expenses over the comparative period can be attributed to decrease in general and administrative expenses to $623,158 from $744,575. The major components of general and administrative expenses are professional fees, rent expense, travel and entertainment, representation expense, insurance, banks charges, and maintenance expenses.

Salaries and wages for the three months ended March 31, 2010 and 2009 were $435,206 and $423,986 respectively. We expect to keep salaries and wages at present levels for the next 12 months.

Selling expenses for the three months ended March 31, 2010 and 2009 were $30,577 and $35,690 respectively.

The depreciation and amortization expenses increased to $216,424 from $209,489 over the comparable periods. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the construction of new offices and the assembly of a permanent auction yard at our Jebel Ali facility.

WWA Group anticipates that general and administrative expenses will remain relatively constant during 2010, although there can be no assurance that our general and administrative and other operating expenses will not increase in future periods.

Other Income (Expense)

Interest expenses for the three months ended March 31, 2010, increased to $392,998 from $160,952 for the three months ended March 31, 2009. The gain on our equity investment increased to $4,884 from $1,907 and interest income decreased to $31,520 from $31,965 over the comparative periods. We transitioned to other expense of $25,975 from other income of $3,398 over the comparative periods.

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

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing expenses over the last two years, due to the demand for housing and land within the Jebel Ali Free Zone. The general market costs have now settled down, and we have agreements in place to stabilize our rental costs in the future. However, operating cost in the U.A.E. have not declined relative to other international market, our fixed land rental rate is now above market as the result of decrease in demand for land in the Jebel Free Zone, and other local governmental fees have seen recent increase due to budget concerns. We do not believe that we can offset above market operating costs in the near term by increasing revenue and improving operating efficiencies in the U.A.E. while equipment prices, commission and service revenue, are on the decline.

Liquidity and Capital Resources

We had a working capital deficit of $3,171,864 as of March 31, 2010. Our current assets were $13,634,297, which included of $3,047,708 in cash, $1,218,980 in receivables, $1,562,416 in advances to suppliers, $3,116,826 in inventories, and $4,033,852 in notes receivable. Our total assets were $22,251,735, which included property and equipment, our Aqua Conti desalination barge, and investments. Our current liabilities totaled $16,806,161, which included $10,610,198 on our line of credit. Our total liabilities were $17,530,691. Our total stockholders’ equity at March 31, 2010, was $4,721,043.

Cash flows used in operating activities for the three months ended March 31, 2010, were $2,759,993 as compared to $3,307,748 for three months ended March 31, 2009. Less cash was used in operating activities within the current period as compared to the previous period primarily due to the decrease in auction proceeds payable and the increase in accounts payable in the current period. However, we did not transition to cash flows provided by operating activities in the current due to an increase in net losses and a decrease in accounts receivable. We expect to generate cash from operations in 2010 with a transition to net income as well as a decrease in inventories and notes receivable.

Cash flows used in investing activities for the three months ended March 31, 2010, were $438,709 as compared to $1,201,863 for the three months ended March 31, 2009. Cash flow used in investing activities in the three months ended March 31, 2010, can be attributed to the construction of auction facility in our U.A.E. yard and to a lesser extent an increase in notes receivable. During the period WWA Group disposed of assets totaling $280,638.

Cash flows used in financing activities were $2,390,003 for the three months ended March 31, 2010, as compared to $107,584 for the three months ended March 31, 2009. The cash flow used in financing activities relates to a decrease in bank lines of credit of $52,250 and repayments on both short-term notes of $2,169,703 and long-term debt of $168,051.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or our subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. No options remain outstanding under the benefit plan at March 31, 2010.

We do not believe that WWA Group has sufficient current assets to meet its current liabilities due to negative working capital of $3,171,864 as of March 31, 2010. Historically, WWA Group has funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Since we are currently unable to consistently realize net cash flows from operating activities, we may need to seek financing to avoid delays in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support has been forthcoming.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at March 31, 2010, except a $2 million commitment for the ongoing construction of a 45,000 square foot office/arena/shop building at the Jebel Ali auction site in Dubai, United Arab Emirates.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2010, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2009 and 2008 filed on Form 10-K with the Securities and Exchange Commission, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note B to our consolidated financial statements included herein for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

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

We compete with numerous auction companies throughout the world, but the Gulf region is our primary market. The used equipment auction market in the Gulf region has only two significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than us, we have gradually increased our market share in Dubai and have effectively outperformed RBA in terms of market share since 2004.

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

WWA Group’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

WWA Group’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If WWA Group remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for WWA Group’s securities. If WWA Group’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of WWA Group’s securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

WWA Group, Inc.                              Date

/s/ Eric Montandon                              May 21, 2010
By: Eric Montandon
Its: Chief Executive Officer

/s/ Digamber Naswa                              May 21, 2010
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