Form 10-Q
period 2010-06-30
WWA GROUP INC
filed 2010-08-23
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  þ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
  o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from             to

.

Commission file number: 000-26927

WWA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0443643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2465 W. 12th St. Suite 2, Tempe, Arizona 85281-6935
(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

n/a

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yesþ Noo.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No þ.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yeso Noþ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 23, 2010, was 22,591,922.

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

		WWA GROUP, INC.
	Consolidated Balance Sheets

	Unaudited	Audited
Assets	June 30, 2010	December 31, 2009

Current assets:
Cash	$4,583,835	$8,636,411
Receivables, net	7,817,356	4,464,014
Advances to suppliers	1,834,537	1,752,852
Inventories	2,906,819	3,543,485
Prepaid expenses	787,205	570,525
Notes receivable	4,173,225	3,989,855
Other current assets	270,265	339,210
Total current assets	22,373,242	23,296,352

Property and equipment, net	5,517,921	5,037,041
Vessel Aqua Conti – CWIP	1,389,527	1,372,491
Investment in unconsolidated entity	1,448,419	1,491,866
Investment in related party entity	31,250	31,250
Other assets	400,570	534,093

Total assets	$31,160,929	$31,763,093

Liabilities and Stockholders' Equity

Current liabilities:

Auction proceeds payable	7,118,823	8,068,708
Accounts payable	4,909,799	1,915,541
Accrued expenses	422,751	463,581
Line of credit	8,817,494	1,0662,448
Short term debt – notes payable	4,024,416	3,669,178
Current maturities of long-term debt	79,296	275,607
Total current liabilities	25,372,579	25,055,063

Long-term debt	1,136,270	726,788

Total liabilities	26,508,849	25,781,851

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	180,408	1,509,570
Total stockholders' equity:	4,652,080	5,981,242

Total liabilities and stockholders’ equity	$31,160,929	$31,763,093

See accompanying condensed notes to consolidated reviewed financial statements.

				WWA GROUP, INC.
		Consolidated Statements of Income
	Three months ended June 30			Six months ended June 30
	Unaudited	Unaudited	Unaudited		Unaudited
	2010	2009		2010	2009
Revenues from commissions and
services	$1,707,327	$2,906,006		$2,581,956	$4,273,204
Revenues from sales of equipment	9,047,957	5,518,481		13,810,408	10,301,610
Revenues from Ship Charter	165,000	150,000		330,000	300,000

Total revenues	10,920,284	8,574,487		16,722,364	14,874,814

Direct costs - commissions and services	495,132	731,103		857,044	1,222,588
Direct costs - sales of equipment	8,954,809	5,500,309		13,967,241	10,281,257

Gross profit	1,470,343	2,343,075		1,898,080	3,370,969
Operating expenses:
General and administrative expenses	609,710	766,897		1,232,868	1,511,472
Salaries and wages	381,028	362,738		816,234	786,724
Selling expenses	2,243	37,453		32,821	70,552
Depreciation and amortization expense	213,974	208,196		430,398	417,686

Total operating expenses	1,206,955	1,375,284		2,512,321	2,786,433

Income (loss) from operations	263,388	967,791		(614,241)	584,536
Other income (expense):
Interest expense	(333,341)	(234,671)		(726,339)	(395,624)
Income on equity investment	(48,330)	(5,207)		(43,447)	(3,300)
Interest income	21,502	43,642		53,023	75,607
Other income (expense)	27,818	20,403		1,842	23,802

Total other income (expense)	(332,351)	(175,833)		(714,921)	(299,515)

Income (loss) before income taxes	(68,964)	791,958		(1,329,163)	285,021
Provision for income taxes	$-	$-		$-	$-

Net income (loss)	$(68,964)	$791,958		(1,329,163)	$285,021
Basic earnings per common share	$0.00	$0.035	$	(0.06)	$0.013
Diluted earnings per common share	$0.00	$0.034	$	(0.06)	$0.012
Weighted average shares - basic	22,591,922	22,591,922		22,591,922	22,591,922
Weighted average shares - diluted	22,591,922	23,268,895		22,591,922	23,268,895

See accompanying condensed notes to consolidated reviewed financial statements.

		WWA GROUP, INC.
	Consolidated Statements of Cash Flow

	For six months ended June 30
	2010 Unaudited	2009 Unaudited
Cash flows from operating activities:
Net income (loss)	$(1,329,163)	$285,021
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	430,398	619,717
(Gain) Loss on disposition of assets	27,493	18,655
Loss (Gain) on equity investment	43,447	3,300
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	(3,353,342)	6,441,142
Advance to suppliers	(81,685)	(1,011,904)
Inventories	636,666	2,776,649
Prepaid expenses	(216,680)	(452,865)
Other current assets	68,945	(56,683)
Increase (Decrease) in:
Auction proceeds payable	(949,885)	(9,637,812)
Accounts payable	2,994,258	1,202,283
Accrued liabilities	(40,830)	87,023
Net cash provided by (used in) operating activities	(1,770,379)	274,526

Cash flows from investing activities:
Purchase of property and equipment	(940,415)	(1,406,817)
(Increase) Decrease in note receivable	(183,370)	50,141
Proceeds from sale of fixed assets	118,131	92,300
Net cash provided by (used in) investing activities	(1,005,654)	(1,264,375)

Cash flows from financing activities:
Increase (Decrease) in line of credit	(1,844,954)	1,814,928
Payments/Proceeds- long-term debt	213,171	(398,978)
Proceeds from short-term notes payable	355,238	-
Net cash provided by (used in) financing activities	(1,276,544)	1,415,949

Net increase (decrease) in cash and cash	(4,052,577)	426,100
equivalents

Cash and cash equivalents at beginning of year	8,636,411	7,476,689

Cash and cash equivalents at end of period	$4,583,835	$7,902,789

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note A – Organization

WWA Group, Inc., (the “Company”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. The Company’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which is on a consignment basis. The Company was incorporated in the state of Nevada in November 1996. The Company includes the accounts of WWA Group, its wholly owned subsidiaries, World Wide Auctioneers, Ltd. (“World Wide Auctioneers”), a company incorporated in the British Virgin Islands on March 20, 2000; Crown Diamond Holdings Ltd, a company incorporated in the British Virgin Islands on January 6, 2004 and its majority owned subsidiary Asset Forum. LLC, a company incorporated in state of Nevada, on January 7, 2010. On April 14, 2010, Intelspec International, Inc. (“Intelspec”), our minority owned unconsolidated subsidiary, concluded an agreement with Infrastructure Developments Corp. (“Infrastructure”), a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. The Company acquired an approximately 22% interest in Infrastructure as a result of the transaction.

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

June 30, 2010

Note B – Summary of Significant Accounting Policies - continued

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

Dry Docking Costs

The Company’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of June 30, 2010, other assets include the unamortized dry-docking costs of approximately $400,570.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

Investment in Unconsolidated Entities

The Company accounts for its approximate 21.08% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended June 30, 2010 the loss on equity investment amounted to $48,330.

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

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

WWA operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of WWA are not taxable in Dubai. During the fourth quarter of 2004, the Company determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the Company. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30, Accounting for Income Taxes - Special Areas, no U.S income tax provision has been recorded for the undistributed earnings.

Share-Based Compensation

For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense based on the grant date fair value, estimated in accordance with the provisions of ASC 718 and ASC 505-50.

The Company granted no compensatory options to its employees during the quarter ended June 30, 2010.

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note C – Notes Receivable

Notes Receivable to related party

Notes receivable include $2,434,002 of advances provided to Infrastructure, the Company’s minority owned unconsolidated subsidiary, which is a project management company focused on specialized projects and subcontracts throughout the Middle East, Africa and Asia and which operates a rock crushing and stone quarry in UAE. The notes bear no interest and are payable on demand.

Other note receivables

As of June 30, 2010, advances to the Company’s auction associates in Australia, Lebanon and Philippines amount to $1,244,223 and to Intraglobal Shipping, a shipping associate, of $495,000. The notes bear no interest and are payable on demand.

Note D – Line of Credit

The Company borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by the Company and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. The Company owed $8,817,494 on these working capital funding lines at June 30, 2010.

Note E – Subsequent Events

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on the three and six month periods ended June 30, 2010. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) increase cash flow through increased operating efficiencies from our primary auction site, (ii) continue to utilize lower cost venues including on-line auctions and smaller equipment auctions at smaller sites, (iii) further develop its non-auctioneering operations, (iv) acquire synergetic businesses, and (v) reduce administrative and other expenses.

Our growth model will continue to employ lower cost auction methods, such as on-line auctions, video auctions, and transportation equipment only auctions, all of which can be held on a more frequent basis than the major equipment auctions. While smaller in size, these auctions will not interfere with or detract from major equipment auctions. We will also plan to continue to expand internationally. New auction yards in the U.S. as well as managed sites in Lebanon and Philippines exposes us to a wider customer base and provides physical support for equipment that can be sold on-line. We also continue to develop our relationship with Trident International, a U.S. military contractor, and other military contractors in order to manage more disposal auctions like those we managed this year in Doha, Qatar.

Much of our planed expansion is tied to the results achieved by Infrastructure Developments, Inc. (“Infrastructure”) which public company acquired Intelspec International, Inc. (“Intelspec”) on April 14, 2010 as a wholly owned subsidiary. We acquired an approximately 22% interest in Infrastructure as a result of the transaction. Infrastructure is a project management company focused on specialized projects in the Middle East, Africa and Asia. Recent projects have included management of the construction of training facilities in Thailand and Cambodia for the U.S. Navy and a limestone removal project in Ras Al Khaimah, U.A.E. The exchange of our interest in Intelspec for that in Infrastructure is anticipated to return realizable value on our investment.

Our business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to generate positive net cash flow and deter future prospects for expansion. Our financial condition and results of operations depend primarily on the volume of industrial equipment auctioned, the prices we obtain at auction for such equipment, and the commission rates we can attract from the consignor. Industrial equipment prices historically have been volatile and are likely to continue to be volatile in the future, and the commission rates in our primary market are subject to competition. This price volatility and commission rate pressure can immediately affect our available cash flow which can in turn impact the availability of net cash flow for future capital expenditures. WWA Group’s long term success will depend on its ability to increase the size of auctions and optimize commissions and auction prices. Should we be unable to increase gross auction sales and obtain competitive pricing at auction then we can expect a reduction in revenue which will affect our results of operations.

Results of Operations

During the period from January 1, 2010 through June 30, 2010, WWA Group (i) conducted three major un-reserved auctions for industrial equipment and three one-day car auctions from its auction site located in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, (ii) chartered its vessel known as the M/V Iron Butterfly, (iii) bought and sold equipment for its own account, (iv) formed a majority interest in Asset Forum LLC, an Arizona based company that provides an international listing service that matches sellers with buyers for a broad range of assets.

Net Income (Loss)

Net loss for the six months ended June 30, 2010, increased to $1,329,163 as compared to net income of $285,021 for the six months period ended June 30, 2009. The loss for the three months ended June 30, 2010 is $68,964 as compared to net income of $791,958 for the three months period ended June 30, 2009. The transition to net losses over the comparative periods can be primarily attributed to losses from the sale of owned equipment in the current periods and an increase in interest expense. WWA Group expects that it will return to net income over the next twelve months based on our expectations of:

  Increasing gross sales volume at our physical auctions sales and on-line auctions;
  Increasing commissions and service revenue as a percentage of gross auction sales;
  Increasing gross profit margins on owned equipment sales;
  Decreasing interest expense; and
  Addition of other income from our investment in Intelspec.

Some of the above expectations are already being realized and are controllable by management. Other expectations are more speculative and subject to market conditions. We can offer no assurance that WWA Group will be successful in achieving net income in 2010.

Revenue

Revenue for the three months ended June 30, 2010 was $10,920,284 as compared to revenue of $8,574,487 for the three months ended June 30, 2009, an increase of 27%. Revenue for the six months ended June 30, 2010 increased to $16,722,364 from $14,874,814 for the six months ended June 30, 2009, an increase of 12%.The increase in revenues over the comparative three and six months can be primarily attributed to a increase in the sale of owned equipment from $10,301,610 during the six months ended June 30, 2009 to $13,810,408 during the six months ended June 30, 2010, an increase of 34% and to a increase in revenue from ship charter during the six months ended June 30, 2010 that increased 10% to $330,000 from $300,000 during the six months ended June 30, 2009.

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

Gross Profit

Gross profit for the three months ended June 30, 2010 was $1,470,343 as compared to gross profit of $2,343,075 for the three months ended June 30, 2009, a decrease of 37%. Gross profit for the six months ended June 30, 2010 was $1,898,080 as compared to a gross profit of $3,370,969 for the six months ended June 30, 2009, a decrease of 44%. The decrease in gross profit over the comparative three and six month periods can be primarily attributed to a decrease in gross profit of our trading activity to almost 1% during the 6 months period ended June 30, 2010. Gross profit on commissions and services decreased to 67% during the six month period ended June 30, 2010 as compared to 71% during the period ended June 30, 2009.

WWA Group expects gross profit margins on sales of equipment to rise to around 15% to 20% in the future, but this percentage figure will decline with any significant increase in owned equipment trading volume. We do not seek to be a significant seller in the auctions we conduct, and we do not expect the percentage of owned equipment for sale at our auctions to exceed 10% of the gross auction volume. However, we expect to continue to increase total auction sale volumes as well as increase sales of owned equipment in on-line auctions and in private sales. We will also purchase equipment in the form of guaranteed net proceeds to assist customers and increase auction volume.

The gross profit percentage may vary greatly from period to period depending on the equipment WWA Group determines to purchase. We will continue to seek to purchase equipment that we believe will sell for a gross profit, without compromising the integrity of the consignment auction business.

Operating Expenses

Operating expenses for the three months ended June 30, 2010, decreased to $1,206,955 from $1,375,284 for the three months ended June 30, 2009, a decrease of 12%, mainly due to a decrease in general, administrative and selling expenses. Operating expenses for the six months ended June 30, 2010 were $2,512,321 as compared to expenses of $2,786,433for the six months ended June 30, 2009, a decrease of 10%. The decrease in expenses over the comparative six months period can be attributed to a decrease in general and administrative expenses which decreased from $1,511,472 in the six months ended June 30, 2009 to $1,232,868 in the six months ended June 30, 2010. The major components of general and administrative expenses are professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses. Salaries and wages for the three months ended June 30, 2010 and 2009 were $381,028 and $362,738 respectively. We expect to keep salaries and wages at present level for next 6 months. Selling expenses for the three months ended June 30, 2010 and 2009 were $2,243 and $37,453 respectively.

WWA Group anticipates that general and administrative expenses will remain relatively constant during 2010, although there can be no assurance that our general and administrative and other operating expenses will not increase in future periods.

Depreciation and amortization expenses increased to $213,974 from $208,196 over the comparable three month period ended June 30, 2010 and 2009. Depreciation and amortization expenses for the six months ended June30, 2010 increased to $430,398 as compared to $417,686 for six months ended June 30, 2009. Depreciation and amortization expenses are expected to continue to increase as WWA Group acquires additional assets including the construction of new offices and the assembly of a permanent auction yard at our Jebel Ali facility.

Other Income (Expense)

Interest expenses for the three months ended June 30, 2010, increased to $333,341 from $234,671 for the three months ended June 30, 2009. The loss on our equity investment increased to $48,330 from $5,207 and interest income decreased to $21,502 from $43,642 over the comparative periods.

Interest expenses for the six months ended June 30, 2010, increased to $726,339 from $395,624 for the three months ended June 30, 2009. The loss on our equity investment increased to $43,447 from $3,300 and interest income decreased to $53,023 from $75,607 over the comparative periods.

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

Liquidity and Capital Resources

We had a working capital deficit of $2,999,336 as of June 30, 2010. Our current assets were $22,373,243, which included of $4,583,835 in cash, $7,817,356 in receivables, $1,834,537 in advances to suppliers, $2,906,819 in inventories, and $4,173,225 in notes receivable. Our total assets were $31,160,929, which included property and equipment, our Aqua Conti desalination barge, and investments. Our current liabilities totaled $25,372,579, which included $8,817,494 on our line of credit. Our total liabilities were $26,508,849. Our total stockholders’ equity at June 30, 2010 was $4,652,080.

Cash flows used in operating activities for the six months ended June 30, 2010, were $1,770,379 as compared to $274,526 cash flows provided by operating activities for six months ended June 30, 2009. The transition from cash flow provided by operating activities to cash flow used in operating activities in the current six month period ended June 30, 2010 is primarily attributable to the significant increase in accounts receivable and decrease in auction proceeds payable. We expect to generate cash from operations in 2010 with a transition to net income as well as a decrease in inventories and receivable.

Cash flows used in investing activities for the six months ended June 30, 2010 were $1,005,654 as compared to cash flow used in investing activities $1,264,376 for the six months ended June 30, 2009. Cash flow used in investing activities in the six months ended June 30, 2010 can be attributed to the construction of auction facility in our U.A.E. yard and to a lesser extent an increase in notes receivable. During the period WWA Group disposed of assets totaling $118,131.

Cash flows used in financing activities were $1,276,544 for the six months ended June 30, 2010 as compared to cash flow provided by financing activities $1,415,950 for the six months ended June 30, 2009. The cash flows used in financing activities relates to a decrease in bank lines of credit of $1,844,954.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. No options remain outstanding under the benefit plan at June 30, 2010.

We do not believe that WWA Group has sufficient current assets to meet its current liabilities due to negative working capital of $2,999,336 as of June 30, 2010. Historically, WWA Group has funded its cash needs from a combination of operations, increases in payables, sales of its common stock, and debt transactions. Since we are currently unable to consistently realize net cash flows from operating activities, we may need to seek financing to avoid delays in the payment of accounts payable or auction proceeds payable, which delays could negatively impact our ability to attract and retain consignors for future auctions. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support has been forthcoming.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2010, except a $2 million commitment for the ongoing construction of a 45,000 square foot office/arena/shop building at the Jebel Ali auction site in Dubai, United Arab Emirates.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2010, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the year ended December 31, 2009 and 2008 filed on Form 10-K with the Securities and Exchange Commission, we discuss those accounting policies that are considered to be significant in determining the results of operations and its financial position. We believe that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

  our anticipated financial performance;
  the sufficiency of existing capital resources;
  our ability to fund cash requirements for future operations;
  uncertainties related to the growth of our business and the acceptance of our products and services;
  our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;
  the volatility of the stock market and;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

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

Sales between March 2001 and May 2007 to persons or entities with addresses in countries deemed State Sponsors of Terrorism by the U.S.

State Department and OFAC

Address of registered		Percentage of total
bidder	Sales	sales*
Iran	$7,300,000	1.40%
Sudan	$1,847,950	0.37%
Syria	$202,300	0.03%
TOTAL	$9,350,250	1.8%

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

Asia8, Inc. owns and controls voting power over nearly 32% of WWA Group’s issued and outstanding stock. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders on any and all matters presented to WWA Group’s shareholders.

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

WWA Group, Inc.

Date

/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer	August 23, 2010

/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer and Principal Accounting Officer	August 23, 2010

EXHIBITS

Exhibit		Description

3(i)	(a)*	Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the
Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
3(i)	(b)*	Certificate of Amendment of the Articles of Incorporation of WWA Group (Conceptual
Technologies, Inc.) filed with the Nevada Secretary of State on August 29, 1997
(incorporated herein by reference from the Form SB-2 filed with the Commission on
December 26, 2007).
3(i)	(c)*	Certificate of Amendment of the Articles of Incorporation of WWA Group (NovaMed
Inc.) filed with the Nevada Secretary of State on May 8, 1998 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
3(i)	(d)*	Certificate of Amendment to the Articles of Incorporation of WWA Group filed with the
Nevada Secretary of State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
3	(ii)*	Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).
10	(i)*	Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc.
dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the
Commission on August 25, 2003).
10	(ii)*	Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and
Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006).
10	(iii)*	Share Purchase Agreement between World Wide Auctioneers, Ltd. and Steven Edward
Rogers dated December 20, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on February 15, 2007).
14	*	Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form
10-KSB filed with the Commission on March 30, 2005).
21	*	Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K filed with the Commission on April 10, 2008).
31	(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
31	(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Incorporated by reference from previous filings of WWA Group.