Form 10-Q
period 2010-09-30
WWA GROUP INC
filed 2010-11-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

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

Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files). Yes ☐   No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 15, 2010, was 22,591,922.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................................................. 3

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and
December 31, 2009 (audited)................................................................................................ 4

Unaudited Consolidated Statements of Income for the three and nine month periods ended
September 30, 2010 and September 30, 2009.......................................................................... 5

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended

PART II – OTHER INFORMATION

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	Sept. 30, 2009	December 31, 2009
Current assets:
Cash	$ 2,569,304	$ 8,636,411
Receivables, net	8,742,223	4,464,014
Advances to suppliers	2,195,847	1,752,852
Inventories	3,032,435	3,543,485
Prepaid expenses	569,893	570,525
Notes receivable	4,181,227	3,989,855
Other current assets	548,976	339,210
Total current assets	21,839,905	23,296,352

Property and equipment, net	5,455,081	5,037,041
Vessel Aqua Conti – CWIP	1,389,527	1,372,491
Investment in unconsolidated entity	1,219,219	1,491,866
Investment in related party entity	31,250	31,250
Other assets	333,808	534,093

Total assets	$ 30,268,790	$ 31,763,093

Liabilities and Stockholders' Equity
Current liabilities:
Auction proceeds payable	566,126	8,068,708
Accounts payable	8,607,228	1,915,541
Accrued expenses	410,350	463,581
Line of credit	8,723,649	1,0662,448
Short term debt – notes payable	4,317,369	3,669,178
Current maturities of long-term debt	616,909	275,607
Total current liabilities	23,241,631	25,055,063

Long-term debt	2,437,637	726,788

Total liabilities	25,679,268	25,781,851

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	117,850	1,509,570
Total stockholders' equity:	4,589,522	5,981,242

Total liabilities and stockholders’ equity	$ 30,268,790	$ 31,763,093

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	Three months ended Sept. 30		Nine months ended Sept. 30
	2010 Unaudited	2009 Unaudited	2010 Unaudited	2009 Unaudited
Revenues from commissions and services	$ 295,727	$ 264,056	$ 2,877,683	$ 4,537,260
Revenues from sales of equipment	9,868,329	7,715,741	23,678,737	18,017,352
Revenues from Ship Charter	165,000	165,000	495,000	465,000

Total revenues	10,329,056	8,144,798	27,051,420	23,019,611

Direct costs - commissions and services	197,590	565,057	1,054,634	1,787,645
Direct costs - sales of equipment	8,895,405	8,586,040	22,862,646	18,867,298

Gross profit (loss)	1,236,061	(1,006,300)	3,134,140	2,364,669
Operating expenses:
General and administrative expenses	424,698	916,384	1,657,566	2,427,856
Salaries and wages	305,114	375,910	1,121,349	1,162,634
Selling expenses	18,931	141,994	51,751	212,546
Depreciation and amortization expense	226,273	177,893	656,671	595,579

Total operating expenses	975,016	1,612,181	3,487,337	4,398,614

Income (loss) from operations	261,245	(2,618,481)	(353,197)	(2,033,945)

Other income (expense):
Interest expense	(445,680)	(329,321)	(1,172,020)	(724,944)
Interest income	24,095	37,957	77,118	113,564
Other income (expense)	97,983	(36,378)	56,379	(15,876)

Total other income (expense)	(323,602)	(327,741)	(1,038,523)	(627,257)

Income (loss) before income taxes	(62,357)	(2,946,223)	(1,391,720)	(2,661,202)
Provision for income taxes	$ -	$ -	$ -	$ -

Net income (loss)	$ (62,357)	$ (2,946,223)	$ (1,391,720)	$ (2,661,202)
Basic earnings per common share	$ 0.00	$ (0.013)	$ (0.06)	$ 0.012
Diluted earnings per common share	$ 0.00	$ (0.013)	$ (0.06)	$ 0.012

Weighted average shares - basic	22,591,922	22,591,922	22,591,922	22,591,922
Weighted average shares - diluted	22,591,922	23,268,895	22,591,922	23,268,895

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For nine months ended September 30
	2010 Unaudited	2009 Unaudited
Cash flows from operating activities:
Net income (loss)	$ (1,391,720)	$ (2,661,202)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	656,671	898,627
(Gain) Loss on disposition of assets	25,793	55,404
Loss (Gain) on equity investment	(47,353)	5,665
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	(4,278,209)	11,125,465
Advance to suppliers	(442,995)	(667,376)
Inventories	511,050	3,318,347
Prepaid expenses	632	(212,648)
Other current assets	(209,766)	(42,563)
Increase (Decrease) in:
Auction proceeds payable	(7,502,582)	(17,316,091)
Accounts payable	6,691,687	(196,94)
Accrued liabilities	(53,231)	413,032
Net cash provided by (used in) operating activities	(6,040,023)	5,280,284

Cash flows from investing activities:
Purchase of property and equipment	(1,078,887)	(1,506,657)
(Increase) Decrease in note receivable	(191,372)	(809,185)
Proceeds from sale of investments	320,000
Proceeds from sale of fixed assets	161,631	203,800
Net cash provided by (used in) investing activities	(788,628)	(2,112,042)

Cash flows from financing activities:
Increase (Decrease) in line of credit	(1,938,799)	3,397,771
Payments/Proceeds- long-term debt	2,052,151	(666,310)
Proceeds from short term notes payable		2,868,870
Payment/Proceeds on short-term notes payable	648,191	-
Net cash provided by (used in) financing activities	761,543	5,600,331

Net increase (decrease) in cash and cash equivalents	(6,067,108)	(1,791,994)

Cash and cash equivalents at beginning of year	8,636,411	7,476,689

Cash and cash equivalents at end of period	$ 2,569,304	$ 5,684,694

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note A – Organization

WWA Group, Inc., (“WWA Group”) operates in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. WWA Group’s operations primarily consist of the auctioning of used and new heavy construction equipment, transportation equipment, and marine equipment, the majority of which is on a consignment basis. WWA Group was incorporated in the state of Nevada in November 1996.

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

On April 14, 2010, Intelspec International, Inc. (“Intelspec”), our minority owned unconsolidated subsidiary, concluded an agreement with Infrastructure Developments Corp. (“Infrastructure”), a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. WWA Group acquired an approximately 22% interest in Infrastructure as a result of the transaction. In July 2010, WWA Group sold 4 million shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%.

On August 8, 2003, WWA Group and World Wide Auctioneers, a wholly owned subsidiary of World Wide Auctioneers USA which is a company incorporated in Nevada, executed a stock exchange agreement, whereby WWA Group agreed to acquire 100% of the issued and outstanding shares of World Wide Auctioneers in exchange for 13,887,447 shares of WWA Group’s common stock. Because the owners of World Wide Auctioneers became the principal shareholders of WWA Group through the merger, World Wide Auctioneers is considered the acquirer for accounting purposes and this merger is accounted for as a reverse acquisition or recapitalization of World Wide Auctioneers. Subsequent to the merger, WWA Group changed its name from “Novamed, Inc.” to “WWA Group, Inc.”

Subsequent to the period ended September 30, 2010, WWA Group sold its shares of World Wide Auctioneers. Please see Note E.

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Note B – Summary of Significant Accounting Policies

This summary of significant accounting policies of WWA Group and its subsidiaries is presented to assist in understanding WWA Group’s financial statements. The financial statements and notes are representations of WWA Group’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

WWA GROUP, INC

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note B – Summary of Significant Accounting Policies - continued

Basis of Presentation

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated. Investments in entities in which WWA Group can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. Effective July 1, 2009, WWA Group adopted the Accounting Standards Codification (the “Codification”), as issued by the FASB. The Codification became the single source of authoritative generally accepted accounting principles (“GAAP”) in the U.S.

Cash and Cash Equivalents

WWA Group considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

WWA Group grants credit terms in the normal course of business to its customers. Accounts receivables are stated at the amount management expects to collect from outstanding balances after discounts and bad debts, taking into account credit worthiness of customers and history of collection.

An allowance for doubtful accounts is based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. No allowance for doubtful accounts has been identified by WWA Group.

Inventory

Inventories consist of equipment to be sold in auctions and otherwise, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. WWA Group records a reserve if the fair value of inventory is determined to be less than the cost.

Property and Equipment

Property and equipment are stated at cost less depreciation and provision for impairment where appropriate. Depreciation expense is computed using the straight-line method over estimated useful lives of three to five years except for the vessel in which case the estimated useful life is twenty years. All repair and maintenance costs are expensed as incurred.

WWA GROUP, INC

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

Dry Docking Costs

WWA Group’s vessel must be periodically dry-docked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to dry-dock the vessel are deferred and amortized on a straight line basis over the period to the next dry-docking, generally 36 months. As of Sept 30, 20 10, other assets include the unamortized dry-docking costs of approximately $333,808.

Investment in Unconsolidated Entities

In July 2010, WWA Group sold 4 million shares of its investment in an unconsolidated entity, Infrastructure, at a total value of $320,000. As a result, the total equity investment in Infrastructure of approximately 21.08% was reduced to approximately 17.75% under the equity method of accounting. As of September 30, 2010, WWA Group has recorded $47,353 as profit on its equity investment.

Investment in Related Party Entity

WWA Group’s investment in a related party represents its equity investment in an entity in which one of WWA Group’s directors served as a director until he resigned from that position in March 2010. WWA Group accounts for its equity investment in a foreign affiliate under the cost method of accounting. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement.

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

September 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. WWA Group records a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises WWA Group’s current tax liability and change in deferred income tax assets and liabilities.

Significant judgment is required in evaluating WWA Group’s uncertain tax positions and determining its provision for income taxes. WWA Group establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when WWA Group believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. WWA Group adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

World Wide Auctioneers operates in the Jebel Ali Free Zone of Dubai, which is an income tax free zone. Therefore, the profits of World Wide Auctioneers are not taxable in Dubai. During the fourth quarter of 2004, WWA Group determined that undistributed earnings from Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to WWA Group. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30,  Accounting for Income Taxes - Special Areas, no U.S. income tax provision has been recorded for the undistributed earnings.

Share-Based Compensation

For stock-based awards granted on or after January 1, 2006, WWA Group records stock-based compensation expense based on the grant date fair value, estimated in accordance with the provisions of ASC 718 and ASC 505-50.

WWA Group granted no compensatory options to its employees during the quarter ended September 30, 2010.

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

September 30, 2010

Note B – Summary of Significant Accounting Policies (Contd.)

Risks Related to Business and Stock

Due to the proximity of Iran, Sudan and Syria to World Wide Auctioneer’s Dubai auction site, sales records and statistics on regional spending on used construction equipment, there is reason to believe that some percentage of the equipment sold at the auctions ultimately ended up in Iran, Sudan or Syria. The U.S. State Department or OFAC could impose fines upon WWA Group or cause it to restrict certain of its sales based on this possibility. Any such action could have a negative impact on WWA Group’s reputation which might decrease shareholder value.

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

11

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note B- Summary of Significant Accounting Policies (Contd.)

Recent accounting pronouncements (Contd.)

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on WWA Group’s consolidated financial position, results of operations or cash flows upon adoption.

Note C – Notes Receivable

Notes Receivable to related party

Notes receivable include $2,443,003 of advances provided to Infrastructure, WWA Group’s minority owned unconsolidated subsidiary, Infrastructure Developments Corp., a project management company focused on specialized projects and subcontracts throughout the Middle East, Africa and Asia, which operates an earthmoving project in the UAE, and performs design build projects in Southeast Asia for the US Military.  The notes bear no interest and are payable on demand.

Other note receivables

As of September 30, 2010, advances to WWA Group’s auction associates in Australia, Lebanon and Philippines amount to $1,244,223 and to Intraglobal Shipping, a shipping charter associate, of $495,000. The notes bear no interest and are payable on demand.

Note D – Line of Credit

WWA Group borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of good consigned. This borrowing facility is secured by the bank deposits, the vessel owned by WWA Group and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. WWA Group owed $8,723,649 on these working capital funding lines at September 30, 2010.

Note E – Subsequent Events

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement (the “Agreement”) to sell World Wide Auctioneers to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company. There is no material relationship between WWA Group and Seven.

Pursuant to the Agreement, WWA Group sold 50,000 shares of World Wide Auctioneers, which is 100% of the issued and outstanding ownership, for ten dollars and other good and valuable consideration. The Agreement involves an assumption by Seven of all the assets and liabilities of World Wide Auctioneers, resulting in a net gain to WWA Group. The sale does not affect WWA Group’s equity position and other assets related to Infrastructure, WWA Group’s stake in Asset Forum LLC, and WWA Group’s on-line auction software that was developed in house. WWA Group will assist in the management of World Wide Auctioneers during a transitional period that will extend until April 30, 2011.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on the three and nine month periods ended September 30, 2010. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to (i) develop Asset Forum LLC (“Asset Forum”), (ii) assist in the growth of Infrastructure Developments Corp. (“Infrastructure”), and (iii) acquire synergetic businesses.

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement (the “Agreement”) to sell World Wide Auctioneers Ltd. to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company. WWA Group will assist in the management of World Wide Auctioneers during a transitional period that will extend until April 30, 2011. WWA Group will (i) train new management, (ii) help World Wide Auctioneers increase cash flow through increased operating efficiencies at the primary auction location in Dubai, UAE, (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions.

The sale of World Wide Auctioneers does not affect WWA Group’s equity position and other assets related to (i) Infrastructure, (ii) its on-line auction software, and (iii) WWA Group’s interest in Asset Forum.

Infrastructure is Washington DC-area based project management business focused on specialized projects in the Middle East, Africa and Asia. Recent projects have included management of the construction of training facilities in Thailand and Cambodia for the U.S. Navy. We anticipate a return of on our investment in Infrastructure as that company expands operations. WWA Group sold 4 million shares of Infrastructure shares for $320,000 in July 2010 and currently retains a 17.75% interest.

World Wide Auctioneer’s proprietary on line auction system software is an interactive proprietary software system developed by WWA Group that can be utilized to hold on-line only auctions. We expect to expand the application of the on line auction software to other asset segments.

Asset Forum is an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with World Wide Auctioneer’s on line auction software to perform the actual bidding and selling function of items for on line auction on Asset Forum. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted over one thousand asset listings in 2010. WWA Group holds a 51% interest in Asset Forum.

Our financial condition and results of operations will depend primarily on income generated from any return on our investments in equity interests and related party entities. Meanwhile, our financial condition is tied to our ability to realize debt or equity financing. We can provide no assurance that income will provide sufficient cash flows in the near term to sustain our operations. Further, we have no commitments for additional debt or equity financing at this time.

WWA Group’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and may deter prospects for company growth. We have a limited history of generating income from our investments in equity interests and related party entities. Should we be unable to generate sufficient income or reduce expenses to the point where we realize net cash flow, WWA Group’s ability to continue its business operations may be in jeopardy.

Results of Operations

During the nine months ended September 30, 2010, WWA Group (i) conducted three major un-reserved auctions for industrial equipment, three one-day car auction, and one night Ramadan auction from the World Wide Auctioneers auction site located in the Jebel Ali Free Trade Zone, Dubai, UAE, (ii) chartered its shipping vessel known as the M/V Iron Butterfly, (iii) bought and sold equipment for its own account, (iv) and acquired a majority interest in Asset Forum.

Net Loss

The loss for the three months ended September 30, 2010 decreased to $62,357 from $2,946,223 for the three months period ended September 30, 2009, a decrease of 98%. Net loss for the nine months ended September 30, 2010, decreased to $1,391,720 from $2,661,202 for the nine months period ended September 30, 2009, a decrease of 48%. The decrease in net loss over the comparative periods is primarily due to an increase in revenues from the sales of equipment and a decrease in direct costs related to commissions and services. Despite net losses throughout the current periods, WWA Group does expect to realize net income in 2010 as a direct result of the sale of World Wide Auctioneers subsequent to period end.

Revenue

Revenue for the three months ended September 30, 2010 increased to $10,329,056 from $8,144,798 for the three months ended September 30, 2009, an increase of 27%. Revenue for the nine months ended September 30, 2010 increased to $27,051,420 from $23,019,611 for the nine months ended September 30, 2009, an increase of 18%.The increase in revenues over the comparative three and nine months can be primarily attributed to an increase in the sale of owned equipment. Due to the sale of World Wide Auctioneers, effective October 31, 2010, WWA Group expects revenue to decrease in the near term.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2010 was $1,236,061 as compared to gross loss of $1,006,300 for the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010 increased to $3,134,140 from $2,364,669 for the nine months ended September 30, 2009, an increase of 33%. The transition to a gross profit over the comparative three month periods and the increase in gross profit over the comparative nine month periods can primarily be attributed to an increase in revenues and a decrease in direct costs related to commissions and services.

Operating Expenses

Operating expenses for the three months ended September 30, 2010, decreased to $975,016 from $1,612,181 for the three months ended September 30, 2009, a decrease of 40%. Operating expenses for the nine months ended September 30, 2010 decreased to $3,487,337 from $4,398,614 for the nine months ended September 30, 2009, a decrease of 21%. The decrease in expenses over the comparative three and nine month periods can be primarily attributed to a decrease in general and administrative expenses and selling expenses. The major components of general and administrative expenses are professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses. WWA Group anticipates that general and administrative expenses and selling expenses will continue to decrease with the sale of World Wide Auctioneers.

Depreciation and amortization expenses for the three months ended September 30, 2010 increased to $226,273 from $177,893 for the three months ended September 30, 2009. Depreciation and amortization expenses for the nine months ended September 30, 2010 increased to $656,671 from $595,579 for nine months ended September 30, 2009. Depreciation and amortization expenses are expected to decrease with the sale of World Wide Auctioneers.

Other Income (Expense)

Other expenses for the three months ended September 30, 2010 decreased to $323,602 from $327,741 for the three months ended September 30, 2009. Other expenses for the nine months ended September 30, 2010 increased to $1,038,523 from $627,257 for the nine months ended September 30, 2009.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, any profits of World Wide Auctioneers are not taxable in Dubai. WWA Group determined that undistributed earnings from Dubai were to be reinvested in the business and that such earnings were not to be distributed to the U.S. parent.  Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

Impact of Inflation

WWA Group has been subject to a substantial increase in yard and staff housing expenses over the last two years due to the demand for housing and land within the Jebel Ali Free Zone. However, WWA Group does not expect inflation to be a factor in the near future due to the sale of World Wide Auctioneers.

Liquidity and Capital Resources

We had a working capital deficit of $1,401,726 as of September 30, 2010 as compared to $1,758,710 as of December 31, 2009. At September 30, 2010, our current assets were $21,839,905, which consisted of $2,569,304 in cash, $8,742,223 in receivables, $2,195,847 in advances to suppliers, $3,032,435 in inventories, $569,893 in prepaid expenses, $4,181,227 in notes receivable, and $548,976 in other current assets. Our total assets were $30,268,790, which included current assets as well as property and equipment, our new building and auction arena, our Aqua Conti desalination barge, and investments. Our current liabilities totaled $23,241,631, which included $8,607,228 in accounts payable and $8,723,649 on our line of credit. Our total liabilities were $25,679,268. Our total stockholders’ equity at September 30, 2010 was $4,589,522.

Cash flows used in operating activities for the nine months ended September 30, 2010, were $6,040,023 as compared to cash flows provided by operating activities of $5,280,284 for the nine months ended September 30, 2009. The transition to cash flow used in operating activities in the nine month ended September 30, 2010 can be attributed to the increase in accounts receivable. We do not expect to generate net cash from operations in 2010.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $788,628 as compared to $2,112,042 for the nine months ended September 30, 2009. Cash flow used in investing activities in the nine months ended September 30, 2010 can be attributed to costs associated with the construction of an auction facility in Dubai and an increase in a note receivable.

Cash flows provided by financing activities were $761,543 for the nine months ended September 30, 2010 as compared to $5,600,331 for the nine months ended September 30, 2009.  The cash flows provided by financing activities in the current period relates to an increase in bank term loan of $2,052,151, and repayment on a short term note $648,191 and a decrease in a bank line of credit of $1,938,799.

The board of directors, at its own discretion, may issue stock or grant options under the 2006 Benefit Plan to employees and other individuals, including consultants or advisors, who render services to WWA Group or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. No options remain outstanding under the benefit plan at September 30, 2010.

As of September 30, 2010, WWA Group does not believe that it had sufficient current assets to meet its current liabilities due to negative working capital of $1,401,726. Although we have historically funded our cash needs from a combination of operations, increases in payables, sales of our common stock, and debt transactions, we can provide no assurance that we will be able to obtain sufficient financing in the future. Sources for other prospective financings may consist of loans from shareholders or loans from other sources. Should we be unable to increase our cash flows from operating activities or obtain sufficient financing from debt or equity placements, we may not be able to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at September 30, 2010, except a $750,000 commitment for the ongoing construction of a 45,000 square foot office/arena/shop building at the Jebel Ali auction site in Dubai, United Arab Emirates. The commitment passes with the sale of World Wide Auctioneers effective October 31, 2010.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group has no current plans for the purchase or sale of any plant or equipment other than is described in relation to the sale of World Wide Auctioneers.

WWA Group has no current plans to make any changes in the number of employees other than is described in relation to the sale of World Wide Auctioneers.

16

Off Balance Sheet Arrangements

As of September 30, 2010, WWA Group had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Ship chartering revenues are contractual in nature and similar to a lease. WWA Group charters its cargo vessel to a freight forwarding company on a flat monthly fee until the end of 2014. The shipping company is responsible for all of the fuel, repairs, maintenance, salaries and all administrative costs and cargo related costs, and the risks of receipt and delivery of the cargo. WWA Group recognizes its ship charter revenues ratably over the term of the charter contract.

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

ITEM 4.         CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with address in Iran, Sudan or Syria between March 2001 and May 2007.We do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $4,665,600 be imposed on WWA Group. Although WWA group is in the process of negating the basis for the proposed fine the imposition of such a penalty could diminish WWA Group’s ability to continue as a going concern.

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

WWA Group’s performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, managerial and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees, or that we will be able to attract or retain highly qualified personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition, operating results, and cash flows.

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

WWA Group will require additional capital funding.

WWA Group will require additional funds in the form of additional equity offerings or debt placements, to maintain operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

22

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  November 15, 2010

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 November 15, 2010

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

10(iv)*             Share Purchase Agreement by and between WWA Group and Seven International Holdings, Ltd., dated effective October 31, 2010 (incorporated herein by reference from the Form 8-K filed with the Commission on November 12, 2010).

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

25