Form 10-K
period 2010-12-31
WWA GROUP INC
filed 2011-04-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-26927

WWA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

404 W. Powell Lane, Suite 303-304, Austin, Texas  78753

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

Yes ☐ No ☐

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (9,646,937 shares) was approximately $337,643 based on the average closing bid and ask prices ($0.035) for the common stock on April 13, 2011.

At April 14, 2011 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

PART I

ITEM 1.          BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

WWA Group was incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On April 9, 1998, the company’s name changed to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, the company acquired World Wide Auctioneers, Ltd. (“World Wide”) a British Virgin Island registered company and changed our name to “WWA Group, Inc.” On October 31, 2010, WWA Group sold World Wide to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company, for Seven’s assumption of the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest or debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position. WWA Group will assist Seven in the management of World Wide during a transitional period.

Our business office is located 404 W. Powell Lane, Suite 303-304, Austin, Texas, 78753, and our telephone number is (480) 505-0070. Our registered statutory office is located at the UPS Store 1650 3395 South Jones Boulevard, Las Vegas, Nevada 89146.

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG”.

The Company

Current Operations

Business Summary

WWA Group holds a majority interest in Asset Forum, an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary WWA BidLive software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2010.

WWA Group holds a minority equity interest in Infrastructure, a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Infrastructure seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. US Military contracts in Southeast Asia have been a significant source of recent work, with Infrastructure’s projects including:

•         Design/build construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan, Thailand; the project consists of the construction for the U.S. Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

•         Construction of seven (7) new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells, lighting and electrical distribution, for the U.S. Navy's GPOI Training Facilities, Kampong Spoe, Cambodia; awarded August 2009, completed April 29, 2010.

•         Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 US Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010, ongoing for one year.

•         Design/build contract for the US Navy’s Lido Phase II project in Indonesia  consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; contract awarded September 29, 2010.

Infrastructure also manages a limestone removal project in Ras Al Khaimah, U.A.E. through its wholly owned subsidiary, Power Track Projects, FZE, and markets prefabricated housing products ideally suited for use as field offices, staff or employee housing, or storage on construction or other project sites located away from existing facilities.

Competition

Asset Forum competes with auction companies worldwide for Internet buyers. There are numerous on-line auctioneers of used equipment and property, mainly based in the U.S. and Japan, including Ritchie Brothers Auctioneers, Inc., which offers live on-line bidding at their physical auctions. We believe that buyer acceptance of on-line equipment and property auctions have reached a point where significant net returns are possible. We do not believe there is currently any significant competition from on-line auction companies and expect that our WWA BidLive software in partnership with Asset Forum we will be able to successfully penetrate the on-line major equipment market.

Infrastructure has recently been most active in the Southeast Asian construction and project management business. This activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms, typically based in Thailand. The following companies have emerged as consistent competitors for projects pursued by Infrastructure’s in key markets:

  Thailand – Burke Construction, Romchat Development Co, Ltd, Civil 9, NSM
  Cambodia – ENDEC, Burke Construction, Romchat Development Co, Civil9
  Indonesia – Burke Construction, Imembra

Infrastructure’s key advantage over these firms is that it has very low overhead structure and management that has specific experience in certain technical industries.

Marketability

Asset Forum has attracted thousands of asset listings in 2010, and plans to leverage these listings to increase its depth and breadth in the on-line auction business. Our innovative WWA BidLive software has a potential to provide a strategic platform for other auctioneering businesses.

Engineering services of the type offered by Infrastructure are in considerable demand. The recent global economic slowdown has seen some reduction in projects offered for tender and an increase in competition for tenders, but Infrastructure is currently bidding on tens of millions worth of projects and investigating more. We can offer no assurance that any of these bids will be awarded to Infrastructure, but we have confidence in the company’s abilities and competitive position, and the figure indicates that sufficient opportunities exist for further expansion.

Prior Operations Ended October 31, 2010

Business Summary

Auctioneering

Since 2001, World Wide, under the ownership and management of WWA Group, auctioned over 40,000 items of transportation and industrial equipment worldwide worth over $1.1 billion offered by over 5,000 consignors and sold to over 7,000 bidders. While a majority of World Wide’s sales originated from its primary site in Dubai, U.A.E., we expanded World Wide’s operations to manage auctions in the Philippines, Lebanon, the United States and elsewhere.

World Wide engages in the trading and auctioning of transportation and industrial equipment. Auctioned items include mobile and stationary earthmoving and construction equipment, such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, as well as automobiles, generators, compressors, agricultural tractors, and forklifts.

Centered from World Wide’s primary base of operations in Dubai, it is the largest seller of used construction and industrial equipment in the Gulf Region of the Middle East. World Wide continues to develop it business worldwide and prior to October 31, 2010 held four major un-reserved auctions for industrial equipment, four one-day car auctions, and one night Ramadan auction from the Dubai auction site.

World Wide generates commission and service income from these auctions. Revenues from commissions and services earned in World Wide’s capacity as agent for consignors of equipment consist mainly of auction commissions in the form of flat selling fees or fixed or sliding percentages of the gross auction sale price of any consigned equipment. The majority of auction commissions are earned as a fixed rate of the gross selling price. Revenues from commissions and services also include (i) preparation, shipping, clearing, transport and handling charges and fees applicable to certain items of consigned equipment, (ii) incidental interest income, and (iii) buyers’ commission applicable on certain sales of items.

All of World Wide’s auctions are unreserved, meaning that there are no minimum or reserve prices so that each and every item is sold to the highest bidder on the day of the auction. World Wide unreserved auctions are focused primarily on the sale of consigned equipment. Consignors are prohibited by contract from bidding on their own consigned items at the auction or in any way artificially affecting the auction results.

World Wide is focused on selling for the consignor rather than competing with owners and bidders. However, World Wide does purchase and sell equipment at its auctions or in private sales. Approximately 50% of the inventory World Wide purchases for resale comes from regular customers at its auctions, while the remaining 50% is from various direct sellers worldwide. Of the inventory purchased from World Wide’s regular consigners, World Wide makes some of the purchases during the auctions while it makes the remaining purchases prior to auctions in the form of guaranteed prices or cash purchases. Revenues from private sales are accounted for as Revenue from Sales of Equipment and all costs associated with these sales are accounted for as Direct Costs – Sales of Equipment.

Shipping

Crown Diamond Holdings Ltd (“Crown”) a subsidiary of World Wide owns a shipping vessel known as the M/V Iron Butterfly. The vessel is a 100 meter long 3,500 dead-weight-ton roll-on/roll-off (RORO) ship with heavy lift cranes and a shallow draft that is ideal vessel for shipping heavy construction equipment within the Gulf region. During 2009 Crown signed a new charter for its use through 2013 whereby Crown is guaranteed a net cash return equal to $600,000 per annum over the term of the agreement. Under the current charter Crown is not responsible for any operational or maintenance expenses associated with the vessel, thereby providing Crown with a better net return than that generated previously.

Competition

Auctioneering

The international, used, industrial equipment market is fragmented and very competitive. World Wide competes for potential purchasers of industrial equipment with equipment manufacturers, distributors and dealers, and equipment rental companies. When sourcing equipment to sell at its auctions, World Wide competes with other auction companies, equipment dealers and brokers, and equipment owners who have traditionally disposed of equipment through private sales. Many of these competitive businesses are significantly larger than World Wide with substantially greater resources and operating histories.

The used, industrial equipment auction market in the Gulf Region has two only significant participants, World Wide and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, a Canadian based company, is the world’s largest un-reserved equipment auctioneer, and holds a dominant position in certain geographic locations. RBA has had a larger site in Dubai and a capacity to bring in more equipment than World Wide. However, World Wide has been able to remain competitive since inception and expects to sell more equipment in Dubai than RBA in future periods. World Wide’s competitive results are as follows:

Gross Auction Sales in Dubai*
Year World Wide RBA
2001	$25,000,000	$45,000,000
2002	$49,000,000	$70,000,000
2003	$89,000,000	$105,000,000
2004	$99,000,000	$79,000,000
2005**	$110,000,000	$60,000,000
2006**	$113,000,000	$60,000,000
2007**	$137,500,000	$78,300,000
2008	$126,000,000	$108,000,000
2009	$100,000,000	$125,000,000
2010***	$67,000,000	$130,000,000

*      These are “gross auction sales” or the total gross proceeds to the seller from final bid prices paid on all equipment and other items. Gross revenue as a percentage of gross auction sales is a measure of WWA World Wide’s operating performance and it believes that gross auction sales provide the most meaningful comparative measure of its relative operating performance between periods and its sales activity relative to the overall market.

**    2005-2007 include on-line sales from World Wide’s Dubai facility.

***   Includes results from January 1, 2010 to October 31, 2010.

World Wide competes with thousands of new and used equipment sellers in the Gulf region, and those that are based outside the Gulf who buy and sell machinery in the region. Competing with these traders requires name branding, financial wherewithal, consistency in dealing, and personnel focused on developing contacts in the local and international markets. World Wide has been successful in buying and selling at its own auctions and in private sales in past years, and it believes it will continue to grow this segment of its revenue.

Many traders with whom World Wide competes are specialized, work with a few partners as opposed to many, and do not have the international the representation that World Wide enjoys. Auction companies are known to be large buyers of equipment packages, and therefore World Wide receives more sellers’ proposals ahead of smaller traders. World Wide has a purpose built distribution channel for sales of owned equipment and a known buyer base of thousands of active buyers. World Wide can also utilize its own shipping vessel to assist buyers and sellers of equipment in private transactions and buy equipment primarily for sale in its own main market, the Gulf region, as opposed to other auction companies that often have numerous sites in other markets to support. World Wide believes these factors result in certain competitive advantages over other traders and other auction companies that trade for their own account. Further, many used equipment dealers and traders with whom World Wide used to compete have been wiped out in the recent economic and financial crisis. Bank finance for working capital and equipment trade has contracted, making the number of competitors smaller than it was in a few years ago.

Key to World Wide’s competitiveness is in its practice of being the only international equipment auction company that holds unreserved auctions almost entirely for the sale of consigned equipment. Virtually all other equipment auction companies trade heavily for their own accounts in their own auction. When an auction company becomes involved in buying and selling in its own auctions it can diminish the prospective returns available to consignors and bidders. World Wide focuses its business on selling for the consignor rather than competing with the bidders. World Wide believes that its growing reputation for conducting auctions only for the participants is a primary competitive advantage.

World Wide has also introduced new auction technologies to the industry, and management believes that World Wide is the world’s first physical industrial equipment auction company to combine such technologies. These new features include:

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

All of these features are designed and used to make the buyers’ auction experiences better, and have been successful in attracting and retaining buyers. Other internal operating technologies, including real-time price clerking, live audio and video recording of the auctions, and auctioneer data screens have added to World Wide operating efficiency and reduced errors.

Personnel have a significant impact on the competitive nature of any business. World Wide employs a dedicated staff of professionals with substantial expertise in marketing, assembling and conducting auctions on an international basis. The commitment of these individuals to excellence in conducting auctions in concert with hands on customer service give World Wide a competitive advantage over less professional organizations within the auction business.

Shipping

Crown’s charter party competes with many other vessel owners and freight companies that operate ships and book cargo in the Gulf. Heavy sea freight volume to and from India and the Gulf has resulted in new and used vessels being put onto these routes by major players in the industry.

Crown’s vessel has the following key advantages:

•         The small size of its vessel, combined with high capacity ramp and lifting gear, makes it ideal to serve the smaller underserved ports carrying heavy equipment;

•         Its vessel burns lower priced heavy fuel, as opposed to the light fuel requirements of similar vessels; and

•         It has numerous buyers and sellers of equipment that do business with World Wide and need sea freight service, providing Crown’s charter party with a consistent source of revenue to keep the vessel full on its primary routes.

These factors, along with the respected international classing of the vessel and above average maintenance, combine to give Crown’s vessel key advantages over other vessel owners in its market. Crown believes that the charter party can continue to compete in the market and be able to pay the contracted monthly charter fee for the next five years.

Marketability

Auctioneering

The year 2009 saw an abrupt and severe contraction in the global equipment industry. However, the industrial equipment auction business is relatively insulated from cyclical economic trends, a trait that is illustrated by comparing the minimal drop in RBA’s auction sales during the drastic economic decline of 2009 to the sales of new equipment. Many of the factors that might prompt owners to sell equipment also creates an environment in which equipment buyers opt for high quality used equipment rather than more expensive new equipment. Auctioneers can therefore take advantage of economic downturns as well as upturns, whereas private dealers’ revenue and profit margins tend to be negatively influenced by regional market downturns. World Wide’s potential business volume and ability to grow are influenced by economic cycles but show a far lower vulnerability to downward cycles than that experienced by the new equipment industry.

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

The auction method is becoming more attractive to sellers due to the Internet and the general globalization of business communications. Buyers have more access to price and availability information, and thus the trading business is becoming more transparent – there are no longer participants that have information advantages over others. This results in more sellers accepting the auction method as the preferred way to realize market value for their inventory in a timely and cost efficient manner than selling it themselves. World Wide believes that this trend also will contribute to the growth of the auction segment.

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

Shipping

Crown’s RORO/heavy lift ship, the M/V Iron Butterfly, is chartered on the Dubai/Karachi/Mumbai route. The global recession and a large number of new vessels entering service have severely impacted world shipping rates: the Baltic Dry index, a premier index of bulk rates, dropped over 90% in 2008, and container rates dropped by similar proportions. Despite these declines, cargo volume and rates have held up fairly well on the Indian Ocean regional routes: India’s economy has been among those least impacted by the recession, and regional trade remains robust. Also, many larger vessels put on line on this route in the last few years have been taken off in the last 12 months due to high running costs.

The Iron Butterfly is chartered on a five-year agreement starting Jan 1, 2009, which provides $50,000 monthly revenue regardless of market conditions. The existing charter offers Crown sustained assured revenue and an important value-added service for customers using this popular route.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, concessions, or labor. However, we have received protection for exclusive use of the name “WWA” and our logo in the UAE by the UAE Ministry of Economy. We also own several URLs protecting and securing the name WWA. We also have a franchise relationship with our joint venture partner in Australia, WWA Australia Pty. Ltd., whereby we license our name, customer database, and auction system software and hardware. We intend to increase the number of our franchising relationships in the future, and we also intend to protect our name and logo in other countries around the world.

Governmental and Environmental Regulation

Environment

Infrastructure and its subsidiary Power Track are subject to rules imposed by the Environmental and Health Department of Ras Al Khaimah regarding the emissions and control of dust in mining operations. We have engaged a consultant to assist us with the permitting process to ensure that Power Track is in full compliance with all applicable rules and laws. Nonetheless, Power Track faces significant compliance costs, and can be of shut down at any time if the controls required by local regulations are deemed insufficient.

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

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) OFAC. The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in connection with our financial ability to pay such a penalty.

WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is currently in discussions with OFAC.

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

Employees

At December 31, 2010, WWA Group has no full-time employees. Asset Forum employs no full-time employees. Infrastucture has two full-time employees and numerous contractors. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

We currently maintain our offices at 404 W. Powell Lane, Suite 303-304, Austin, Texas, 78753. The office space is 600 square feet for which WWA Group pays $500 on a month-to-month basis. Until October 31, 2010, we also maintained a permanent auction site in the Jebel Ali Free Zone, Dubai, United Arab Emirates, on a 23-acre lot for which we paid a rent expense of $550,000 in 2010. We had allocated one quarter of the lot for office premises.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

WWA Group’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority (FINRA), under the symbol “WWAG”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Market Prices
Year	Quarter Ended	High	Low
2010	December 31	$ 0.07	$ 0.03
	September 30	$ 0.08	$ 0.02
	June 30	$ 0.15	$ 0.05
	March 31	$ 0.10	$ 0.05
2009	December 31	$ 0.11	$ 0.07
	September 30	$ 0.28	$ 0.09
	June 30	$ 0.98	$ 0.16
	March 31	$ 0.43	$ 0.12

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2011, there were 885 shareholders of record holding a total of 22,591,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

WWA Group has not authorized shares of preferred stock.

Warrants

WWA Group has no share purchase warrants. During the year ended December 31, 2009, 576,973 common share purchase warrants expired.

Stock Options

WWA Group has no stock options. During the year ended December 31, 2009, 100,000 options to purchase common shares expired.

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

Discussion and Analysis

WWA Group’s business strategy is to develop Asset Forum, and assist in the growth of Infrastructure.

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement to sell World Wide to Seven International Holdings, Ltd. WWA Group will assist in the management of World Wide during a transitional period that will extend until April 30, 2011. WWA Group will (i) train new management, (ii) promote operating efficiencies at the primary auction location in Dubai, UAE, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions. The disposition of World Wide did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest or debt position in Infrastructure in which it currently holds an unconsolidated 17.75% equity position.

WWA Group intends to focus its efforts on marketing and building Asset Forum’s business. We also expect to expand the application of our proprietary on-line auction system software to other asset segments.

Infrastructure is pursuing larger projects with greater returns in expanded markets. We anticipate a return of on our investment in Infrastructure as that company expands operations.

Our financial condition and results of operations will depend primarily on prospective income generated from Asset Forum and any return on our investment in Infrastructure. Meanwhile, our continued operation is tied to our ability to realize debt or equity financing. Since WWA Group is currently without income it can provide no assurance that income will be forthcoming or in the event revenue is realized that such return will provide sufficient cash flows to sustain our operations. WWA Group has no commitments for additional debt or equity financing at this time.

WWA Group’s business development strategy is prone to significant risks and uncertainties which are having an immediate impact on our efforts to realize net cash flow. We have a limited history of generating income from our equity investments and are yet to generate income from the operations of Asset Forum. Should we be unable to generate income or reduce expenses to the point where we meet operating expenses, WWA Group’s ability to continue its business operations will be in jeopardy.

Results of Operations

During the year ended December 31, 2010, WWA Group (i) conducted four major un-reserved auctions for industrial equipment, four one-day car auction, and one night Ramadan auction from the World Wide auction site located in the Jebel Ali Free Trade Zone, Dubai, UAE, (ii) chartered Crown’s shipping vessel known as the M/V Iron Butterfly, (iii) bought and sold equipment for its own account, (iv) acquired a majority interest in Asset Forum, and (v) sold its interest in World Wide and its operating subsidiaries.

Net Loss

Net loss for the year ended December 31, 2010, decreased to $1,660,570 from $1,900,196 for the year ended December 31, 2009, a decrease of 13%. The decrease in net loss over the comparative periods is primarily due to a decrease in operating expenses. WWA Group anticipates that it will continue to realize net losses through 2011 or until such time as Asset Forum realizes revenue or it realizes a return on its equity investment in Infrastructure.

Revenue

Revenue for the year ended December 31, 2010 decreased to $30,764,170 from $36,908,305 for the year ended December 31, 2009, a decrease of 17%.The decrease in revenues over the comparative periods can be primarily attributed to the sale of World Wide at October 31, 2010. WWA Group expects revenue to continue to decrease as a direct result of the sale of World Wide.

Gross Profit (Loss)

Gross profit for the year ended December 31, 2010 decreased to $4,114,748 from $5,140,034 for the year ended December 31, 2009, a decrease of 20%. The decrease in gross profit over the comparative periods can be primarily attributed to the sale of World Wide at October 31, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased to $3,825,872 from $6,088,275 for the year ended December 31, 2009, a decrease of 37%. The decrease in expenses over the comparative periods can be primarily attributed to management’s imposition of operating efficiencies in connection with World Wide as well as to the sale of World Wide at October 31, 2010. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will continue to decrease during 2011 with the sale of World Wide.

Depreciation and amortization expenses for the year ended December 31, 2010 decreased to $724,289 from $1,125,634 for the year ended December 31, 2009. Depreciation and amortization expenses are expected to continue to decrease due to the sale of World Wide.

Other Expenses

Other expenses for the year ended December 31, 2010 increased to $1,949,446 from $950,928 for the year ended December 31, due primarily to an increase in interest expense and a loss on the sale of World Wide.

Income Tax Expense (Benefit)

The Jebel Ali Free Zone is an income tax free zone. Therefore, any profits of World Wide are not taxable in Dubai. WWA Group determined that undistributed earnings from Dubai were to be reinvested in the business and that such earnings were not to be distributed to the U.S. parent.  Therefore, in accordance with APB Opinion No. 23, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

Impact of Inflation

WWA Group does not expect inflation to be a factor in the near future due to the sale of World Wide.

Liquidity and Capital Resources

We had a working capital surplus of $3,101,453 as of December 31, 2010 as compared to a working capital deficit of $1,758,710 as of December 31, 2009. At December 31, 2010, our current assets were $3,200,673, which consisted of $3,835 in cash, $2,932,003 in notes receivable, and $264,835 in other current assets. Our total assets were $4,419,892, which included current assets and investments in equity interests. Our current and total liabilities were $99,220. Our total stockholders’ equity at December 31, 2010 was $4,320,672.

Cash flows provided by operating activities for the year ended December 31, 2010, were $400,716 as compared to cash flows used in operating activities of $3,091,358 for the year ended December 31, 2009. The transition to cash flow provided by operating activities in the year ended December 31, 2010 can be attributed primarily to changes in operating assets and liabilities due to decreases in advances to suppliers and decreases in auction proceeds payable, which changes were favorable to cash flow as compared to the previous period. We do not expect to provide cash flows from operations in 2011.

Cash flows provided by investing activities for the year ended December 31, 2010 were $6,293,729 as compared to cash flows used in investing activities of $2,795,750 for the year ended December 31, 2009. Cash flow provided by investing activities in the year ended December 13, 2010 can be primarily attributed to the proceeds from the sale of fixed assets and to a lesser extent the decrease in a note receivable. We expect to use cash flows in investing activities going forward as we move to expand on the operations of Asset Forum.

Cash flows used in financing activities were $15,327,021 for the year ended December 31, 2010 as compared to cash flows provided by financing activities of $7,046,830 for the year ended December 31, 2009.  The transition to cash flows used in financing activities in the current period relates to a decrease in a line of credit, payments on short-term notes, and payments on long-term debt. We expect to generate cash flows provided by financing activities in the near term.

As of December 31, 2010, WWA Group believes that it had sufficient current assets to meet its current liabilities based on its working capital surplus. However, WWA Group further believes that it has insufficient cash to maintain operations in the near term. Historically WWA Group has funded its cash needs from a combination of operations, sales of equity and debt transactions. Since the sale of World Wide, we are dependent on the success of debt or equity financing. We can provide no assurance that WWA Group will be able to obtain any form of third party financing. Instead prospective financings may consist of shareholder loans. Should we be unable to generate our cash flows from operating activities or obtain financing from debt or equity placements, we will be unable to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at December 31, 2010.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of December 31, 2010.

WWA Group has no current plans for the purchase or sale of any plant or equipment other than is described in relation to the sale of World Wide.

WWA Group has no current plans to make any changes in the number of employees other than is described in relation to the sale of World Wide.

Off Balance Sheet Arrangements

As of December 31, 2010, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

•         uncertainties related to the growth of our  subsidiaries’ businesses and the acceptance of their products and services;

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

Going Concern

WWA Group’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of recurring losses from operations.  WWA Group’s ability to continue as a going concern is subject to its ability to realize a profit from operations and /or obtain funding from outside sources.  Management’s plan to address WWA Group’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the activities of Asset Forum; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to enable WWA Group to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

Please see Note C to our consolidated financial statements for recent accounting pronouncements.

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-19.

WWA GROUP, INC. AND SUBSIDIARIES

Years Ended December 31, 2010 and 2009

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

Consolidated Statements of Income                                                 F-4

Consolidated Statement of Stockholders’ Equity                               F-5

Consolidated Statements of Cash Flows                                          F-6

Notes to Consolidated Financial Statements                                     F-7

Kostandinos Jerry Georgatos

Certified Public Accountants

   29042 Hillview St,

Hayward, CA 94544

   Phone: 510-274-5471 | pmohapatra@kjerryg.com

To the Board of Directors

WWA Group, Inc.

2465 W. 12th St. Tempe, Suite 2

Tempe

Arizona 85281-6935

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [B] to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kostandinos Jerry Georgatos

Kostandinos Jerry Georgatos

Hayward, CA

April 14, 2011

WWA GROUP, INC.
Audited Consolidated Balance Sheets

Assets	December 31, 2010	December 31, 2009
Current assets:
Cash	$ 3,835	$ 8,636,411
Receivables, net	0	4,464,014
Advances to suppliers	0	1,752,852
Inventories	0	3,543,485
Prepaid expenses	0	570,525
Notes receivable	2,932,003	3,989,855
Other current assets	264,835	339,210
Total current assets	3,200,673	23,296,353

Property and equipment, net	0	4,547,293
Building and Auction-CWIP	0	489,748
Vessel-Aqua Conti-CWIP	0	1,372,491
Investment in equity interests	1,219,219	1,491,866
Investment in related party entity	0	31,250
Other assets	0	534,093

	$ 4,419,892	$ 31,763,093

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ -	$ 8,068,708
Accounts payables	0	1,915,541
Accrued expenses	92,220	463,581
Line of credit	0	10,662,448
Short Term Debt - Notes Payable	7,000	3,669,178
Current maturities of long-term debt	0	275,607
Total current liabilities	99,220	25,055,062

Long-term debt	0	726,788
Total liabilities	99,220	25,781,851

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
Issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(151,000)	1,509,570
Total stockholders' equity:	4,320,672	5,981,242

	$ 4,419,892	$ 31,763,093

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Audited Consolidated Statements of Income

	For The Year Ending December 31
	2010	2009

Revenues from commissions and services	$ 3,765,670	$ 6,645,428
Revenues from sales of equipment	$ 26,448,500	$ 29,632,876
Revenues from Ship Charter	550,000	630,000

Total revenues	30,764,170	36,908,305

Direct costs - commissions and services	1,256,422	2,535,769
Direct costs - sales of equipment	25,393,000	29,232,502

Gross profit	4,114,748	5,140,034
Operating expenses:
General and administrative expenses	1,826,703	3,163,470
Salaries and wages	1,216,582	1,573,983
Selling expenses	58,298	225,187
Depreciation and amortization expense	724,289	1,125,634

Total operating expenses	3,825,872	6,088,275

Income from operations	288,877	(948,240)
Other income (expense):
Interest expense	(1,334,960)	(1,051,974)
Interest income	82,214	145,415
Loss on sale of subsidiary	(749,227)	0
Gain (loss) on equity investment	47,353	(22,503)
Other income (expense)	5,174	(21,865)

Total other income (expense)	(1,949,446)	(950,928)

(Loss) income before income taxes	(1,660,570)	(1,899,169)

Provision for income taxes	$ -	$ (1,027)

Net (loss) income	$ (1,660,570)	$ (1,900,196)

Basic earnings per common share	$ (0.074)	$ (0.084)

Diluted earnings per common share	$ -	$ -

Weighted average shares - Basic	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Audited Consolidated Statements of Stockholders' Equity

Year Ended December 31, 2010

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance Dec. 31, 2006	16,670,803	$ 16,671	$ 1,537,998	$ 2,686,789	$ 4,241,458

Common Stock issued for Cash	1,761,119	1,761	1,059,831	-	1,061,592
Fair Value Of Options Granted	-	-	325,760	-	325,760
Stock Offering costs	-	-	(111,544)	-	(111,544)
Net income	-	-	-	1,329,973	1,329,973

Balance Dec. 31, 2007	18,431,922	18,432	2,812,045	4,016,762	6,847,239

Common Stock issued for Inventory	1,600,000	1,600	622,400	-	624,000
Common Stock issued for Debt	2,560,000	2,560	997,440	-	1,000,000
Fair Value Of Options Granted	-	-	17,195	-	17,195
Stock Offering costs	-	-	-	-	-
Net income	-	-	-	(606,995)	(606,995)

Balance Dec. 31, 2008	22,591,922	22,592	4,449,080	3,409,766	7,881,438

Net loss	-	-	-	(1,900,196)	(1,900,196)

Balance December. 31, 2009	22,591,922	22,592	4,449,080	1,509,570	5,981,242

Net loss	-	-	-	(1,660,570)	(1,660,570)

Balance December 31, 2010	22,591,922	$ 22,592	$ 4,449,080	$ (151,000)	$ 4,320,672

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Audited Consolidated Statements of Cash Flow

	For years ending December 31,
	2010	2009

Cash flows from operating activities:
Net income ( loss)	$ (1,660,570)	$ (1,900,196)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	724,289	1,125,634
(Gain) loss on disposition of assets	21,499	102,550
(Gain) loss on revaluation of investment	29,900
(Gain) loss on sale of subsidiary	749,227	0
(Gain) loss on equity investment	(47,353)	22,503
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	4,464,014	9,359,307
Advance to suppliers	1,752,852	(1,752,852)
Inventories	3,543,485	2,836,548
Prepaid expenses	570,525	(125,945)
Other current assets	74,365	(57,115)
Other assets	534,093	0
Increase (decrease) in:
Auction proceeds payable	(8,068,708)	(12,945,388)
Accounts payable	(1,915,541)	125,014
Accrued liabilities	(371,361)	118,582
Net cash provided by (used in) operating activities	400,716	(3,091,358)

Cash flows from investing activities:
Purchase of property and equipment	0	(2,011,956)
Proceeds from sale of Investments	320,000	0
Proceeds from sale of subsidiary	10	0
(Increase) decrease in note receivable	1,057,852	(1,089,894)
Proceeds from sale of fixed assets	4,914,517	306,100
Payments received on notes receivable	1,350	0
Net cash provided by (used in) investing activities	6,293,729	(2,795,750)

Cash flows from financing activities:
Increase (decrease) in line of credit	(10,662,448)	3,578,396
Proceeds from short-term notes payable	0	3,669,178
Payments on short-term notes	(3,662,178)	0
Payments/proceeds- long-term debt	(1,002,395)	(200,743)
Proceeds from issuance of common stock	0	0
Net cash provided by (used in) financing activities	(15,327,021)	7,046,830

Net increase (decrease) in cash and cash equivalents	(8,632,576)	1,159,722

Cash and cash equivalents at beginning of year	8,636,411	7,476,689
Cash and cash equivalents at end of period	$ 3,835	$ 8,636,411

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

WWA Group, Inc., (“WWA Group”) operated through October 31, 2010 in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. Operations consisted of auctioning off used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which on a consignment basis. During the year ended December 31, 2010, subsequent to October 31, 2010 WWA Group’s operations primarily consisted of focusing on developing its subsidiary, and assisting in the growth of its investment entity.

On October 31, 2010, WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide and Crown to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company for an assumption by Seven of all the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest or debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

On April 14, 2010, Intelspec International, Inc. (“Intelspec”), our minority owned unconsolidated subsidiary, concluded an agreement with Infrastructure, a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. WWA Group acquired an approximately 22% interest in Infrastructure as a result of the transaction. In July 2010, WWA Group sold 4 million shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%.

WWA Group includes the accounts of (i) its wholly owned subsidiary, Asset Forum LLC, a company incorporated in the state of Nevada on January 7, 2010, and (ii) during the period until October 31, 2010, its wholly owned subsidiaries (a) World Wide Auctioneers, Ltd. (“World Wide”), a company incorporated in the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and (b) Crown Diamond Holdings Ltd (“Crown”) a company incorporated in the British Virgin Islands on January 6, 2004.

The consolidated financial statements present the financial position, results of operation, changes in stockholder’s equity and cash flows of WWA Group and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should WWA Group be unable to continue as a going concern. WWA Group has accumulated losses and working capital and cash flows from operations are negative which raises doubt as to the validity of the going concern assumptions. These financials do not include any adjustments to the carrying value of the assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of WWA Group and its subsidiaries is presented to assist in understanding WWA Group’s financial statements. The financial statements and notes are representations of WWA Group’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

As of December 31, 2010 and 2009, cash and cash equivalents include term deposits of $0 and $1,497,023, respectively, held with a bank as compensating balance against borrowing arrangements. The agreement does not legally restrict the use of cash held as security and the deposits carry an interest rate of 4.25% to 6% with maturity in September and October of 2010. (Also see Note G on Long Term Debt).

Concentration of Credit Risk

WWA Group’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and investments. WWA Group’s cash and cash equivalents are maintained with high-quality international banks and financial institutions. WWA Group believes no significant concentration of credit risk exists with respect to these cash investments.

WWA Group routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. Credit losses have been minimal to date.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventories consist of equipment to be sold in auctions and otherwise, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. WWA Group records a reserve if the fair value of inventory is determined to be less than the cost. For the years ended December 31, 2010 and 2009, the inventory value is reported net of reserve of nil and $276,122 respectively.

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

Impairment of Long-Lived Assets

WWA Group reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement FASB Accounting Standard Codification 360, WWA Group uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2010 and 2009, no significant impairment of long-lived assets was recorded.

Dry Docking Costs

WWA Group’s vessel is sold as a part of sale of Dubai operations on October 31, 2010. As of December 31, 2010 and 2009, other assets include the unamortized dry-docking costs of approximately $0 and $535,093, respectively.

Investment in Equity Interest

WWA Group had approximately 18% and 30% as of December 31, 2010 and 2009, respectively, in an unconsolidated subsidiary. WWA Group maintains the accounts under the equity method of accounting whereby WWA Group records its proportionate share of the net income or loss of the equity interest up to June 30, 2010. From July 1st the equity interest was reduced to 18%. The gain on equity investment amounted to $47,353 for the year ended December 31, 2010 and the loss on equity investment amounted to $22,503 for the year ended December 31, 2009.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA Group did not have any investment in a related party as of December 31, 2010. As of December 31, 2009 its investment in related party represented WWA Group’s equity investment in Net Tel Communications, Inc. an entity in which one of WWA Group’s directors serves as a director. On October 31, 2010 WWA Group sold those investments as a part of sale of Dubai operations. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign affiliate using the fair value measurement principles. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement. For the years ended December 31, 2010 and 2009 the loss on equity investment includes $29,900 and $31,250 respectively of impairment charge.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes – Continued

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

WWA Group issued no compensatory options to its employees during the years ended December 31, 2010 and 2009.

Foreign Exchange

WWA Group’s reporting currency is the United States dollar. WWA Group’s functional currency is also the U.S. Dollar. (“USD”) Transactions denominated in foreign currencies are translated into USD and recorded at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies, which are stated at historical cost, are translated into USD at the foreign exchange rates prevailing at the balance sheet date. Realized and unrealized foreign exchange differences arising on translation are recognized in the income statement.

Fair Value Measurements

Effective January 1, 2009, WWA Group adopted the provisions related to financial assets and liabilities of FASB Accounting Standard Codification 820, Fair Value Measurements. The standard provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature.

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. As of December 31, 2010 there were no outstanding common stock equivalents.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE D – PROPERTY AND EQUIPMENT

The following is a summary of WWA Group’s major categories of property and equipment:

	December 31	December 31,
	2010	2009
Furniture and fixture	-	25,165
Computer and office equipment	-	536,663
Yard equipment	-	324,744
Vehicles	-	905,384
leasehold improvements	-	1,342,211
Cargo vassal	-	3,250,000
	-	6,384,167
	-	(1,836,873)
	$ -	$ 4,547,294

NOTE E – INVESTMENTS

Investment in Equity Interest

In December 2006, WWA Group acquired a 32.5% interest in Power Track Projects, FZE (“PTP”) for a consideration of $1,786,000. PTP is a Dubai, UAE entity which operates a rock crushing and stone quarry in Ras Al Khaimah, UAE. The ownership interest was increased to approximately 35% in 2007. In October 2008, WWA Group’s shares of PTP were exchanged for shares of Intelspec International, Inc (“Intelspec”). The exchange resulted in the WWA Group’s ownership of 32% of Intelspec. In December 2009, Intelspec raised additional equity financing through issuance of stock thus resulting in a reduction of Company’s ownership interest to 30%. In April 2010 Intelspec was acquired by Infrastructure, setting WWA Group’s ownership interest in Infrastructure at 22%. In July 2010, WWA Group sold 4 million shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%.

WWA Group accounts for its minority interests using the equity method of accounting whereby WWA Group records its proportionate share of the net income or loss attributable to the equity interest. WWA Group recorded a gain of $47,353 for the year ended December 31, 2010 and a loss of $22,503 for the year ended December 31, 2009.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE E – INVESTMENTS (Continued)

Investment in Related Party

As on December 31, 2010 WWA Group has no investment in related party. As on December 31, 2009 WWA Group’s investment in a related party entity consists primarily of securities purchased in Net Telecommunications, Inc., a company for which WWA Group’s Chairman of the Board of Directors is a director. The securities had the following cost and market values as of December 31, 2010 and 2009:

Available for sale securities:	Cost	Fair Value	Unrealized Gain (Loss)
2010 Common stock	$0	$0	$0
2009 Common stock	$125,000	$31,250	$93,750

In 2010, WWA Group recorded a permanent impairment of the investment of $29,900 and sold the investment on October 31, 2010 as a part of sale of World Wide.

NOTE F – NOTES RECEIVABLE

Notes receivable include $2,442,003 of advances provided to Intelspec, a subsidiary of Infrastructure which operates an international project management company in Thailand and rock crushing and stone quarry in UAE.  The notes bear no interest and are payable on demand.

As of December 31, 2009, advances to WWA Group’s auction associates in Australia amount to $490,000. The notes bear no interest and are payable on demand.

NOTE G - SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA Group has short term borrowings from unrelated entities. The notes are unsecured, are due upon demand, and require payment of interest at a monthly rate of 2% to 3%, to be added to the principal loan amount. The notes payable represents the total borrowings of $0 and $3,669,178 under the note as of December 31, 2010 and 2009, respectively. The interest expense on these borrowings amounted to $318,282 and $227,887 in the years ended December 31, 2010 and 2009, respectively.

WWA Group borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 120 days against shipping documents of goods consigned. The borrowing facilities are secured by the bank deposits, the vessel owned by WWA Group and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. WWA Group owed $0 and $10,662,448 on these working capital funding lines as of December 31, 2010 and 2009, respectively.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE H – LONG TERM DEBT

Long term debt consists of the following:

	December 31, 2010	December 31, 2009

Vehicle loans from Habib Bank, maturity dates from May 2010 through March 2012, payable in monthly installments of approximately $30,000.	$ 0	$ 193,014

Vehicle loans from Dubai Islamic Bank, maturity date October 2011, payable in monthly installments of approximately $3,200.	0	71,124

Term loan from UAE Bank to finance construction of office and auction arena in JAFZ, Dubai, carrying interest rate of 8% p.a., payable in 20 equal monthly installments starting November 2010. The loan is secured by corporate guarantees of the WWA Group and Crown Diamond Holdings Ltd., the assignment of leasehold rights over the developed property, the vessel owned by WWA Group, and by the personal guarantee of its president and CEO. As discussed in Note A on Cash and Cash Equivalents, WWA Group maintains a term deposit with the bank held as compensating balance against the borrowing arrangement.

	0	667,844

Short term loan from UAE Bank, with interest rates between 4.25% and 4.50%, maturity date November 2010	0	70,413

Total debt	$ 0	$ 1,002,396

Less: Current maturities	0	(275,607)

Total long term debt	$ 0	$ 726,789

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE I – STOCK OPTIONS

Under FASB Accounting Standard Codification 718, WWA Group estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants of stock awards during 2010 and in 2009. WWA Group recorded no expense for 2010, $17,195 in 2009 for the fair value of the stock options granted.

The following weighted average assumptions were used for grants made during the year ended December 31, 2008:

Dividend yield of zero percent for all periods; expected volatility of 58.20% and 63.76%; risk-free interest rates of 2.24% and 3.94% and expected lives of 1.0 and 2.0, respectively.

A summary of the status of WWA Group's stock options as of December 31, 2010 and changes during the years ended December 31, 2010 and 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2007	576,973	$ 1.00	$ 0.23
Granted	100,000	$ 0.36	$ 0.17
Expired	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Outstanding, December 31, 2008	676,973	$ 0.36	$ 0.17
Exercisable	676,973	$ 0.36	$ 0.17
Granted	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Expired	(676,973)	$ 0.36	$ 0.17
Outstanding, December 31, 2009 & 2010	-	$ 0.00	$ 0.00

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE J – INCOME TAXES

At December 31, 2010, WWA Group has approximately $1.5 million of federal and $1.0 million of state net operating loss carry forwards to offset future taxable income. The federal carry forwards begin expiring in 2023 and the state carry forwards begin expiring in 2010. Utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership.

WWA Group has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

	Federal	State

As of January 1, 2009	$ 815,459	$ 537898
Operating losses for the year 2009	958,858	958,858
NOL's expired	-	(138,832)

As of December 31, 2009	1,774,317	1,357,924

Operating income for the year10	(288,877)	(288,877)
NOL's expired	-	(64,571)
As of December 31, 2010	$ 1,485,440	$ 1,004,476

Deferred tax assets (liabilities) at December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Deferred Tax Assets:
Net operating loss carryovers	$ 405,346	$ 694,223
Capital loss carryovers	124,181	124,181
Stock compensation expense	140,612	140,612
	670,139	959,016
Less: Valuation allowance	(670,139)	(950,816)
Total deferred tax assets	$ 0	$ 8,200 -

Deferred Tax Liabilities:
Accrued expenses		(8,200) -
Total deferred tax liabilities	$	$ (8,200) -

Net deferred tax assets	$ -	$ -

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE K – RELATED PARTY TRANSACTIONS

As discussed in Note D, as of December 31, 2010 WWA Group has no related party investments.

As of December 31, 2010 WWA Group had $2,442,003 ($2,361,663 in 2009) in advances provided to Intelspec International Inc, a subsidiary of Infrastruture. (Also see Note E).

WWA Group has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2010 and 2009, WWA Group had employee receivables of $0 and $60,959, respectively.

NOTE L – COMMITMENTS AND CONTINGENCIES

Operating Leases

WWA Group has no operating leases as the end of December 31, 2010. In 2009, WWA Group had non cancelable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2009 was approximately $1,168,495.  As on December 31, 2009, WWA Group also maintained a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates, on a 23 acre lot for which it paid $495,500 for the first year. The site lease was due to expire on June 21, 2027.

Contingencies

WWA Group may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. WWA Group is currently not aware of any such items, except those discussed below, which it believes could have a material effect on its financial position.

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

The Notice process permits WWA Group to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted notice period prior to the issuance of a Penalty Notice.

WWA Group has provided a written response in October of 2009 to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now and is currently in discussions with OFAC.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE M – SEGMENT INFORMATION

WWA Group has adopted FASB Accounting Standard Codification Topic 280, "Disclosure about Segments of an Enterprise and Related Information." WWA Group conducts its operations principally in auctions of heavy equipment through World Wide and in ship chartering through Crown.

Certain financial information concerning WWA Group's operations in different segments is as follows:

	For the years ended December 31,	Equipment Auctions	Ship Chartering

Revenues	2010	$30,214,170	$550,000
	2009	36,278,305	630,000

Operating expenses	2010	(26,327,712)	(321,710)
	2009	(37,470,494)	(386,052)

Operating income (loss)	2010	60,587	228,290
	2009	(1,192,189)	243,948

Interest expense	2010	(1,334,960)	-
	2009	(1,051,974)	-

Other income (expense)	2010	(614,486)	-
	2009	101,046	-

Assets (net of intercompany accounts)	2010	4,419,892	-
	2009	28,086,343	3,676,750

Depreciation and amortization	2010	588,874	135,416
	2009	963,134	162,500

Property and equipment acquisitions	2010	-	-
	2009	$-	$-

NOTE N – SUBSEQUENT EVENTS

WWA Group evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued. Other than the events noted below, WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA Group:

Name	Age	Positions and Offices
Eric Montandon	45	chief executive officer and director
Digamber Naswa	52	chief financial officer, principal accounting officer and director
Yogesh Saxena	54	director

Eric Montandon was appointed as a director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia8, Inc. in February 2000 and was instrumental in Asia8, Inc.’s acquisition and development of World Wide. He has expanded his role in both Asia8, Inc. and WWA Group to include all areas of finance, operations and administration.

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

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller. Over the past five years Mr. Naswa worked as the financial controller of World Wide (2002 to present), before that as the financial controller of Trust Garment Factory, Ltd., (2000-2002), and before that as deputy general manager with Xpro India, Ltd. (A division of Cimmico Birla) (1996-2000).

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

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following persons who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•         Eric Montandon failed to timely file a Form 4 or 5 despite serving as an executive officer and a director.

•         Digamber Naswa failed to timely file a Form 4 or 5 despite serving as an executive officer and a director.

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

Compensation paid to our chief executive officer for the year ended December 31, 2010 was $72,000 as compared to $72,000 for the year ended December 31, 2009.

Compensation paid to our chief financial officer for the year ended December 31, 2010 was $104,000 as compared to $104,000 for the year ended December 31, 2009.

WWA Group expects to increase the compensation granted to each of its executive officers to include an increase in salary and compensation in the form of stock options in future periods.

Table

The following table provides summary information for 2010 and 2009 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2010 2009	72,000 72,000	- -	- -	- -	- -	- -	- -	72,000 72,000
Digamber Naswa, CFO	2010 2009	104,000 104,000	- -	- -	- -	- -	- -	- -	104,000 104,000

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of April 14, 2011, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	7,600,000*	33.64%
Common Stock	Digamber Naswa P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	60,000	0.27%
Common Stock	Yogesh Saxena P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	0	0.00%
Common Stock	All executive officers and directors as a group (3)	7,660,000	33.91%
Common Stock	Asia8, Inc. P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	7,300,000	32.31%
Common Stock	SPM Line Lift Machinery Exports, Ltd	2,560,000	11.33%
Common Stock	Global Venture Invest, Ltd	1,600,000	7.08%

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Konstandinos Jerry Georgatos, Certified Public Accountant (“Georgatos”) provided audit services to WWA Group in connection with its annual report for the fiscal years ended December 31, 2010 and 2009. The fees billed by Georgatos for the 2010 and 2009 audits of our annual financial statements and a review of our quarterly financial statements was $21,000.

Audit Related Fees

Georgatos billed WWA Group no fees in 2010 or 2009 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Georgatos billed WWA Group no fees in 2010 or 2009 for professional services rendered in connection with the preparation of our tax returns and the provision of tax advice for the respective periods.

All Other Fees

Georgatos billed WWA Group no fees in 2010 or 2009 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Georgatos to act as its independent auditor for the fiscal years ended December 31, 2010 and December 31, 2009.  Georgatos performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K:

            Financial Statements of WWA Group for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10-K, and are incorporated herein by this reference.

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

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	April 14, 2011
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	April 14, 2011
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011
/s/ Yogesh Saxena Yogesh Saxena Director	April 14, 2011

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

14*                  Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21*                  Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K filed with the Commission on April 10, 2008 prior to the disposition of World Wide).

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