Form 10-Q
period 2011-03-31
WWA GROUP INC
filed 2011-05-16
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 16, 2011, was 22,591,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets

Assets	March 31, 2011	December 31, 2010*
	(Unaudited)
Current assets:
Cash	$3,820	$3,835
Receivables, net	-	-
Advances to suppliers	-	-
Inventories	-	-
Prepaid expenses	-	-
Notes receivable	-	2,932,003
Other current assets	264,835	264,835
Total current assets	268,655	3,200,673

Property and equipment, net	-	-
Building and Auction-CWIP	-	-
Vessel-Aqua Conti-CWIP	-	-
Investment in equity interests	1,219,219	1,219,219
Notes receivable	1,221,000	-
Investment in related party entity	-	-
Other assets	-	-
Total Assets	$2,708,874	$4,419,892

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$-	$-
Accounts payables	-	-
Accrued expenses	98,039	92,220
Line of credit	-	-
Short Term Debt - Notes Payable	7,000	7,000
Current maturities of long-term debt	-	-
Total current liabilities	105,039	99,220

Long-term debt	$-	$-
Total liabilities	105,039	99,220

Commitments and contingencies	$-	$-

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(1,867,837)	(151,000)
Total stockholders' equity:	2,603,835	4,320,672

Total liabilities and stock holders' equity	$2,708,874	$4,419,892

* The Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010

Revenues from commissions and services	$-	$874,629
Revenues from sales of equipment	$-	$4,762,451
Revenues from Ship Charter	-	165,000

Total revenues	-	5,802,081

Direct costs - commissions and services	-	361,912
Direct costs - sales of equipment	-	5,012,431

Gross profit	-	427,738
Operating expenses:
General, selling and administrative expenses	5,832	623,158
Salaries and wages	-	435,206
Selling expenses	-	30,577
Depreciation and amortization expense	-	216,424

Total operating expenses	5,832	1,305,366

Income (Loss) from operations	(5,831)	(877,627)

Other income (expense):
Interest expense	-	(392,998)
Interest income	-	31,520
Loss on equity investment	-	4,884
Impairment of non-current assets	(1,711,003)	-
Other income (expense)	(2)	(25,976)

Total other expense	(1,711,005)	(382,571)

Loss before income taxes	(1,716,837)	(1,260,199)

Provision for income taxes	$-	$-

Net Loss	(1,716,837)	$(1,260,199)

Basic earnings per common share	$(0.076)	$(0.056)
Diluted earnings per common share	$-	$-
Weighted average shares - Basic	22,591,922	22,591,922
Weighted average shares – Diluted	22,591,922	22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,716,837)	$(1,260,198)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	216,424
(Gain) loss on disposition of assets	-	32,473
(Gain) loss on equity investment	-	(4,884)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	-	3,245,034
Advance to suppliers	-	190,434
Inventories	-	426,659
Prepaid expenses	-	232,169
Other current assets	-	23,051
Impairment of notes receivable	1,711,003	-
Increase (decrease) in:
Auction proceeds payable	-	(6,486,652)
Accounts payable	-	566,075
Accrued liabilities	5,819	59,420

Net cash used in operating activities	(15)	(2,759,993)

Cash flows from investing activities:
Purchase of property and equipment	-	(474,212)
(Increase) decrease in note receivable	-	(43,997)
Proceeds from sale of fixed assets	-	79,500

Net cash provided by (used in) investing activities	-	(438,709)

Cash flows from financing activities:
Increase (decrease) in line of credit	-	(52,250)
Payments on short-term notes	-	(2,169,703)
Payments/proceeds- long-term debt	-	(168,051)

Net cash provided by (used in) financing activities	-	(2,390,003)

Net decrease in cash and cash equivalents	(15)	(5,588,705)

Cash and cash equivalents at beginning of year	3,835	8,636,411

Cash and cash equivalents at end of period	$3,820	$3,047,708

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note A – Organization

WWA Group, Inc., (“WWA Group”) is a Nevada corporation with operations primarily consisting of developing its subsidiary and assisting in the growth of its investment entity.

Prior to October 31, 2010, WWA Group operated in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. Operations consisted of auctioning used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which on a consignment basis. On October 31, 2010, WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide Auctioneers, Ltd, and Crown Investments, Ltd., to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company, for an assumption by Seven of all the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software, or its equity interest or debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

On April 14, 2010, Intelspec International, Inc. (“Intelspec”), our minority owned unconsolidated subsidiary, concluded an share exchange agreement with Infrastructure, a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. WWA Group acquired an approximately 22% interest in Infrastructure as a result of the transaction. In July 2010, WWA Group sold 4 million shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%.

NOTE B – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should WWA Group be unable to continue as a going concern. WWA Group has accumulated losses and cash flows from operations are negative which raises doubt as to the validity of the going concern assumptions. These financials include impairments to the carrying value of the assets but do not include any adjustments to the carrying value of liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material.

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

March 31, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

Investment in Related Party Entity

WWA Group did not have any investment in a related party as of March 31, 2011. On October 31, 2010 WWA Group sold all related party investments as a part of sale of Dubai operations. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign affiliate using the fair value measurement principles. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement.

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

WWA Group issued no compensatory options to its employees during the quarter ended March 31, 2011.

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

March 31, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

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

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. WWA Group’s adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. WWA Group’s adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

Note D – Non-Current Notes Receivable

Non-current notes receivable include $1,221,000 in advances provided to Intelspec, which operates an international project management company in Thailand and rock crushing and stone quarry in UAE.  These notes bore no interest and were payable on demand. During the period the notes were renegotiated into a note payable at 6% interest per annum due in two years. Accordingly the notes were reclassified as a non-current note receivable.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note E – Asset Impairment

At December 31, 2010, WWA Group had notes receivable of $2,932,003 which consisted of $2,442,000 to Intelspec and $490,000 to WWA Group’s Australian customers.

During the three months period ended March 31, 2011, the valuation of the Intelspec notes were reduced by one half due to that Company’s historical inability to pay the amounts due and the valuation of notes due from WWA Group’s Australian associates were eliminated due to their own insolvency issues.

These “triggering events” necessitated the evaluation of notes receivable from these organizations. In assessing impairments for long-lived assets we follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing notes receivable was less than the carrying value of the asset; therefore, an impairment charge was required. The impairment charges of $1,711,003 represented the difference between the fair values of the asset and its carrying values and are included within asset impairment in the consolidated statements of operations.

Note F – Subsequent Events

WWA Group evaluated its March 31, 2011 financial statements for subsequent events through the date the financial statements were issued. WWA Group is not aware of any subsequent events through May 13, 2011, which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on the three month period ended March 31, 2011. Our fiscal year end is December 31.

Discussion and Analysis

WWA Group’s business strategy is to develop Asset Forum LLC (“Asset Forum”), assist in the growth of Infrastructure Developments Corp. (“Infrastructure”), and acquire or merge with an operating business.

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement to sell World Wide Auctioneers, Ltd. (“World Wide”) to Seven International Holdings, Ltd. WWA Group’s management agreed to assist in the management of World Wide during a transitional period that extended until April 30, 2011. The disposition of World Wide did not affect WWA Group’s interest in Asset Forum, its ownership of proprietary on-line auction software, or its equity interest or debt position in Infrastructure in which it currently holds an unconsolidated 17.75% equity position.

WWA Group intends to focus its efforts on marketing and building Asset Forum’s business. We also expect to expand the application of our proprietary on-line auction system software to other asset segments. Infrastructure is currently pursuing larger projects with greater returns in expanded markets which we anticipate will provide a return of on our investment. We are also targeting operating businesses and assets that will provide us an opportunity for development into near term revenues.

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

Results of Operations

During the three month period ended March 31, 2011, WWA Group (i) continued early development of Asset Forum, (ii) sought construction management projects for the benefit of Infrastructure, (iii) began the search for a business opportunity for development, merger or acquisition, (iv) continued discussion with Office of Foreign Assets Control regarding International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan (see Legal Proceedings, below), and (v) satisfied continuous public disclosure requirements.

Net Loss

Net loss for the period ended March 31, 2011 increased to $1,716,837 from $1,260,199 for the period ended March 31, 2010. The increase in net loss over the comparative periods can be attributed to the impairment of notes receivable from Intelspec and our Australian associates. WWA Group anticipates that it will continue to realize net losses through 2011 or until such time as Asset Forum realizes revenue or WWA Group realizes a return on its equity investment in Infrastructure.

Revenue

Revenue for the period ended March 31, 2011 decreased to $0 from $5,802,081 for the period ended March 31, 2010.The decrease in revenues over the comparative periods can be attributed to the sale of World Wide at October 31, 2010. WWA Group expects revenue to remain at $0 until such time as Asset Forum realizes revenue.

Gross Profit

Gross profit for the period ended March 31, 2011 decreased to $0 from $427,738 for the period ended March 31, 2010. The decrease in gross profit over the comparative periods can be attributed to the sale of World Wide at October 31, 2010.

Operating Expenses

Operating expenses for the period ended March 31, 2011 decreased to $5,832 from $1,305,366 for the period ended March 31, 2010. The decrease in expenses over the comparative periods are attributed to the sale of World Wide at October 31, 2010. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will increase during 2011 as capital becomes available to focus on the activities of Asset Forum.

Depreciation and amortization expenses for the period ended March 31, 2011 decreased to $0 from $216,424 for the period ended March 31, 2010. Depreciation and amortization expenses are expected to continue to remain at $0 through 2011.

Other Expenses

Other expenses for the period ended March 31, 2011, increased to $1,711,003 from $382,571 for the period ended March 31, 2010 due primarily to the impairment of notes receivable from Intelspec and our Australian associates.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital surplus of $159,796 as of March 31, 2011. At March 31, 2011, our current assets were $268,655, which consisted of $3,820 in cash and $264,835 in other current assets. Our total assets were $2,708,874, which included current assets, non-current notes receivable, and investments in equity interests. Our current and total liabilities were $105,039. Our total stockholders’ equity at March 31, 2011, was $2,603,835.

Cash flow used in operating activities for the period ended March 31, 2011 was $15 as compared to $2,759,993 for the period ended March 31, 2010. The change in cash flow provided by operating activities between the periods can be attributed to the sale of World Wide which made up the bulk of our operating activities in the prior period. We do not expect to provide cash flows from operations in 2011.

Cash flow used in investing activities for the period ended March 31, 2011 was $0 as compared to $438,709 for the period ended March 31, 2011. Investing activities in the prior period relates to the purchase of property and equipment, and increase in note receivable amounts, and proceeds from the sale of fixed assets. We do not expect to use cash flows in investing activities going forward as we move to expand on the operations of Asset Forum.

Cash flow used in financing activities was $0 for the period ended March 31, 2011 as compared to $2,390,003 for the period ended March 31, 2010. Financing activities in the prior period relates to a decrease in a line of credit, payments on short-term notes, and payments on long-term debt. We do not expect to generate cash flows provided by financing activities in the near term.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $250,000 in debt or equity financing over the next twelve months to fund the development of Asset Forum.  WWA Group has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding to develop Asset Forum will have a material adverse affect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at March 31, 2011.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of March 31, 2011.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2011, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in WWA Group’s Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On August 5, 2009 WWA Group, Inc. received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty be imposed on WWA Group. Due to the passage of statute of limitations and mitigating factors, the base penalty OFAC seeks to impose is $3,438,600, which amount may be reduced by an additional 10% if WWA Group enters into a settlement agreement with OFAC. WWA Group continues the process of negating the basis for the proposed penalty and is in discussions to further mitigate the proposed penalty.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with address in Iran, Sudan or Syria between March 2001 and May 2007.We do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC proposed that a fine be imposed on WWA Group related to a violation of “Iranian Transactions Regulations” and an apparent violation of “Sudanese Sanctions Regulations”. Due to the passage of statute of limitations and mitigating factors, the base penalty OFAC seeks to impose is $3,438,600, which amount may be reduced by an additional 10% if WWA Group enters into a settlement agreement with OFAC. WWA Group continues the process of negating the basis for the proposed penalty and is in discussions to further mitigate the proposed penalty. The imposition of such a penalty would diminish WWA Group’s ability to continue as a going concern.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  May 16, 2011

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 May 16, 2011

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