Form 10-Q
period 2011-06-30
WWA GROUP INC
filed 2011-08-19
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 17, 2011, was 22,591,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
	Unaudited	Audited
Assets	June 30, 2011	December 31, 2010
Current assets:
Cash	$1,805	$3,835
Notes receivable	0	2,932,003
Other current assets	264,835	264,835
Total current assets	266,640	3,200,673

Investment in unconsolidated entity	834,369	1,219,219
Notes receivable	1,188,001
Total assets	$2,289,010	$4,419,892

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	70,708	92,220
Short term debt – notes payable	8,169	7,000
Total current liabilities	78,877	99,220

Long-term debt	0	0

Total liabilities	78,877	99,220

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(2,261,540)	(151,000)
Total stockholders' equity:	2,210,133	4,320,672

Total liabilities and stockholders’ equity	$2,289,010	$4,419,892

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Income
	Three months ended June30			Six months ended June 30
	2011	2010		2011	2010
Revenues from commissions and services	$0	$1,707,327		$0	$2,581,956
Revenues from sales of equipment	0	9,047,957		0	13,810,408
Revenues from Ship Charter	0	165,000		0	330,000

Total revenues	0	10,920,284		0	16,722,364

Direct costs - commissions and services	0	495,132		0	857,044
Direct costs - sales of equipment	0	8,954,809		0	13,967,241

Gross profit	0	1,470,343		0	1,898,080
Operating expenses:
General and administrative expenses	8,853	609,710		14,685	1,232,868
Salaries and wages	0	381,028		0	816,234
Selling expenses	0	2,243		0	32,821
Depreciation and amortization expense	0	213,974		0	430,398

Total operating expenses	8,853	1,206,955		14,685	2,512,321

Income (loss) from operations	(8,853)	263,388		(14,685)	(614,241)
Other income (expense):
Interest expense	0	(333,341)		0	(726,339)
Impairment of non-current assets	0	0		(1,711,003)	0
Loss on equity investment	(384,850)	(48,330)		(384,850)	(43,447)
Interest income	0	21,502		0	53,023
Other income (expense)	0	27,818		(2)	1,842

Total other expense	(384,850)	(332,351)		(2,095,854)	(714,921)

Loss before income taxes	(393,702)	(68,964)		(2,110,539)	(1,329,163)
Provision for income taxes	$-	$-		$-	$-

Net Loss	$(393,702)	$(68,964)		$(2,110,539)	$(1,329,163)
Basic earnings per common share	$0.00	$0.00	$	(0.08)	$(0.06)
Diluted earnings per common share	$0.00	$0.00	$	(0.08)	$(0.06)
Weighted average shares - basic	22,591,922	22,591,922		22,591,922	22,591,922
Weighted average shares - diluted	22,591,922	22,591,922		22,591,922	22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Cash Flow
	For six months ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,110,539)	$(1,329,163)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	0	430,398
(Gain) Loss on disposition of assets	0	27,493
Loss (Gain) on equity investment	384,850	43,447
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	0	(3,353,342)
Advance to suppliers	0	(81,685)
Inventories	0	636,666
Prepaid expenses	0	(216,680)
Other current assets	0	68,945
Impairment of notes receivable	1,711,003	0
Increase (Decrease) in:
Auction proceeds payable	0	(949,885)
Accounts payable	0	2,994,258
Accrued liabilities	(21,512)	(40,830)
Net cash provided by (used in) operating activities	(36,199)	(1,770,378)

Cash flows from investing activities:
Purchase of property and equipment	0	(940,415)
(Increase) Decrease in note receivable	33,000	(183,370)
Proceeds from sale of fixed assets	0	118,131
Net cash provided by (used in) investing activities	33,000	(1,005,654)

Cash flows from financing activities:
Increase (Decrease) in line of credit	0	(1,844,954)
Proceeds from short-term notes payable	1,169	355,238
Payments/Proceeds- long-term debt	0	213,171
Net cash provided by (used in) financing activities	1,169	(1,276,545)

Net increase (decrease) in cash and cash equivalents	(2,030)	(4,052,577)

Cash and cash equivalents at beginning of year	3,835	8,636,411

Cash and cash equivalents at end of period	$1,805	$4,583,835

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note A – Organization

WWA Group, Inc., (“WWA Group”) is a Nevada corporation with operations primarily consisting of developing its subsidiary and assisting in the growth of its investment entity.

Prior to October 31, 2010, WWA Group operated in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. Operations consisted of auctioning used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which on a consignment basis. On October 31, 2010, WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide Auctioneers, Ltd, and Crown Investments, Ltd., to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company, for an assumption by Seven of all the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC, its ownership of proprietary on-line auction software, or its equity interest or debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

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

June 30, 2011

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

June 30, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

Investment in Unconsolidated Entities

The Company accounts for its approximate 17.75% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended June 30, 2011 the loss on equity investment amounted to $384,850.

Investment in Related Party Entity

WWA Group did not have any investment in a related party as of June 30, 2011. On October 31, 2010 WWA Group sold all related party investments as a part of sale of Dubai operations. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign affiliate using the fair value measurement principles. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement.

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

WWA Group issued no compensatory options to its employees during the six months ended June 30, 2011.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We are currently evaluating the impact of the adoption of ASU 2011-04 on our financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to WWA Group’s financial statements.

Note D – Non-Current Notes Receivable

Non-current notes receivable include $1,188,001 in advances provided to Intelspec, which operates an international project management company in Thailand and rock crushing and stone quarry in UAE.  These notes bore no interest and were payable on demand. During the period the notes were renegotiated into a note payable at 6% interest per annum due in two years. Accordingly the notes were reclassified as a non-current note receivable.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note E – Asset Impairment

At December 31, 2010, WWA Group had notes receivable of $2,932,003 which consisted of $2,442,000 to Intelspec and $490,000 to WWA Group’s Australian customers.

During the six months period ended June 30, 2011, the valuation of the Intelspec notes were reduced by one half due to Intelspec’s historical inability to pay the amounts due and the valuation of notes due from WWA Group’s Australian associates were eliminated due to their own insolvency issues.

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

Note F – Subsequent Events

The Company evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Discussion and Analysis

WWA Group’s business strategy is to develop Asset Forum LLC (“Asset Forum”), and assist in the growth of Infrastructure Developments Corp. (“Infrastructure”), and acquire or merge with an operating business.

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement to sell World Wide Auctioneers, Ltd. (“World Wide”) to Seven International Holdings, Ltd. WWA Group will assist in the management of World Wide during an ongoing transitional period. WWA Group will (i) train new management, (ii) promote operating efficiencies at the primary auction location in Dubai, UAE, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions. The disposition of World Wide did not affect WWA Group’s interest in Asset Forum, its ownership of proprietary on-line auction software, or its equity interest or debt position in Infrastructure in which it currently holds an unconsolidated 17.75% equity position.

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

Results of Operations

During the six month period ended June 30, 2011, WWA Group (i) continued early development of Asset Forum, (ii) sought construction management projects for the benefit of Infrastructure, (iii) began the search for a business opportunity for development, merger or acquisition, (iv) continued discussion with Office of Foreign Assets Control regarding International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan (see Legal Proceedings, below), and (v) satisfied continuous public disclosure requirements.

Net Loss

Net loss for the three months ended June 30, 2011 increased to $393,702 from $68,964 for the period ended June 30, 2010. Net loss for the six months ended June 30, 2011 increased to $2,110,539 from $1,329,163 for the period ended June 30, 2010. The increase in net loss over the comparative three month periods can be attributed to losses from our equity investment in Infrastructure. The increase in net loss over the comparative six month periods can be primarily attributed to the impairment of notes receivable from Infrastructure’s subsidiary and our Australian associates as well as losses from our equity investment in Infrastructure. WWA Group anticipates that it will continue to realize net losses through 2011 or until such time as Asset Forum realizes revenue or WWA Group realizes a return on its equity investment in Infrastructure.

Revenue

Revenue for the three months ended June 30, 2011 was $0 as compared to $10,920,284 for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 decreased to $0 from $16,722,364 for the six months ended June 30, 2010.The decrease in revenues over the comparative periods can be attributed to the sale of World Wide at October 31, 2010. WWA Group expects revenue to remain at $0 until such time as it realizes revenue from Asset Forum.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $0 as compared to $1,470,343 for the three months ended June 30, 2010. Gross profit for the six months ended June 30, 2011 decreased to $0 from 1,898,080 for the six months ended June 30, 2010. The decrease in gross profit over the comparative periods can be attributed to the sale of World Wide at October 31, 2010. WWA Group does not expect gross profit in the near term.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 was $8,853 as compared to operating expenses of $1,206,955 for the three months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 decreased to 14,685 from $2,512,321 for the six months ended June 30 2010. The decrease in expenses over the comparative periods is attributed to the sale of World Wide at October 31, 2010. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses may increase if capital becomes available to focus on the activities of Asset Forum.

Depreciation and amortization expenses decreased to $0 from $213,974 over the comparable three months period ended June 30, 2011 and 2010. Depreciation and amortization expenses for the six months ended June 30, 2011 decreased to $0 from $430,398 for the six months ended June 30, 2010. Depreciation and amortization expenses are expected to continue to remain at $0 through 2011.

Other Expenses

Other expenses for the three months ended June 30, 2011 increased to $384,850 from $332,351 for the three months ended June 30, 2010. Other expenses for the six months ended June 30, 2011 increased to $2,095,854 from $714,921 for the six months ended June 30, 2010. The increase in other expenses over the comparative three month periods can be attributed to losses from our equity investment in Infrastructure. The increase in other expenses over the comparative six month periods can be primarily attributed to the impairment of notes receivable from Infrastructure’s subsidiary Intelspec and our Australian associates as well as losses from our equity investment in Infrastructure.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital surplus of $185,958 as of June 30, 2011. At June 30, 2011, our current assets were $264,835, which consisted of $1,805 in cash and $264,835 in other current assets. Our total assets were $2,289,010 which included current assets, non-current notes receivable, and investments in equity interests. Our current and total liabilities were $78,877. Our total stockholders’ equity at June 30, 2011, was $2,210,133

Cash flows used in operating activities for the six months ended June 30, 2011 was $36,199 as compared to $1,770,378 for the period ended June 30, 2010. The difference in cash flow provided by operating activities between the periods can be attributed to the sale of World Wide which made up the bulk of our operating activities in the prior period. We do not expect to provide cash flows from operations in 2011.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $33,000 as compared to cash flow used in investing activities $1,005,654 for the six months ended June 30, 2010. Investing activities in the current period relate to a decrease in note receivable amounts. We do expect to use cash flows in investing activities going forward as funds become available to expand the operations of Asset Forum.

Cash flows provided by financing activities were $1,169 for the six months ended June 30, 2011 as compared to cash flow used in financing activities  of $1,276,545 for the six months ended June 30, 2010. Financing activities in the current period relate to payments on short-term notes. We do not expect to generate cash flows provided by financing activities in the near term.

Our current assets are insufficient to conduct business over the next 12 months. We will have to seek at least $250,000 in debt or equity financing over the next twelve months to fund the development of Asset Forum. WWA Group has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding to develop Asset Forum will have a material adverse affect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2011

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of June 30, 2011.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2011, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On August 5, 2009 WWA Groupnreceived a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty be imposed on WWA Group. Due to the passage of statute of limitations and mitigating factors, the base penalty OFAC seeks to impose is $3,438,600, which amount may be reduced by an additional 10% if WWA Group enters into a settlement agreement with OFAC. WWA Group continues the process of negating the basis for the proposed penalty and is in discussions to further mitigate the proposed penalty.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with address in Iran, Sudan or Syria between March 2001 and May 2007.We do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $3,438,600 be imposed on WWA Group. Although WWA group is in the process of negating the basis for the proposed fine the imposition of such a penalty could diminish WWA Group’s ability to continue as a going concern.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  August 17, 2011

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 August 17, 2011

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

101. INS                 XBRL Instance Document†

101. PRE                 XBRL Taxonomy Extension Presentation Linkbase†

101. LAB                XBRL Taxonomy Extension Label Linkbase†

101. DEF                XBRL Taxonomy Extension Label Linkbase†

101. CAL                XBRL Taxonomy Extension Label Linkbase†

101. SCH                XBRL Taxonomy Extension Schema†

*                              Incorporated by reference from previous filings of WWA Group.

 †                                               Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.