Form 10-Q/A
period 2011-06-30
WWA GROUP INC
filed 2011-08-31
CIK 1036478

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 19, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  August 31, 2011

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 August 31, 2011

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