Form 10-K/A
period 2010-12-31
WWA GROUP INC
filed 2011-11-14
CIK 1036478

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPANATORY NOTE

WWA Group’s Form 10-K filed on April 15, 2011 (the “Original Filing”) has been amended hereby in its entirety on this Form 10-K/A (this “Amendment”) to: (i) add specification and detail regarding the WWA Group's dialogue with the U.S. Treasury Department’s Office of Foreign Assets Control; (ii) include our corporate website address; (iii) provide detail in the Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts section and the Climate Change Legislation and Greenhouse Gas Regulation subsection; (iv) add a risk factor pertaining to our going concern and clarify an additional risk factor; (v) add specification to WWA Group’s disclosure in the Management’s Discussion and Analysis section; (vi) revise our Going Concern subsection; (vii) restate our financial statements and the notes thereto; (viii) add detail to the Directors and Executive Officers information and revise our Section 16(a) Beneficial Ownership Reporting Compliance subsection; and (ix) attach an exhibit detailing our subsidiaries.

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with WWA Group’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including any amendments to those filings.

PART I

ITEM 1.          BUSINESS

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

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG” and maintains a corporate website at www.wwagroup.com. The information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

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

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, concessions, or labor. However, we have received protection for exclusive use of the name “WWA” and our logo in the UAE by the UAE Ministry of Economy. We also own several URLs protecting and securing the name WWA. We also have a franchise relationship with our joint venture partner in Australia, WWA Australia Pty. Ltd., whereby we license our name, customer database, and our Online Auction Timed System (OLA). Our proprietary OLA is safeguarded by the terms and conditions of our development agreement with the software developer which includes our exclusive ownership of the software and confidentiality provisions.

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

We believe that WWA Group is in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, including but not limited to, the  OFAC “cease and desist” order. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business. However, in the event OFAC remains determined to impose a civil monetary penalty, the imposition of such a penalty would diminish WWA Group’s ability to continue as a going concern.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Nonetheless, even in the event climate legislation or regulation is effected, we do not believe that developments would have a material adverse effect on our business, financial condition, and results of operations.

Employees

At December 31, 2010, WWA Group has no full-time employees. Asset Forum employs no full-time employees. Infrastructure has two full-time employees and numerous contractors. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Risks Related to WWA Group’s Business

WWA Group has a history of uncertainty about continuing as a going concern.

WWA Group’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to recurring losses from operations. Unless WWA Group is able to overcome our dependence on successive financings and return to generating net revenue from operations, its ability to continue as a going concern will be in jeopardy.

Sales of equipment from our auctions may have ultimately ended up in Iran, Sudan or Syria which determination may diminish our ability to continue as a going concern.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with address in Iran, Sudan or Syria between March 2001 and May 2007 though we have no knowledge of the delivery of equipment purchased at our auctions to any of the identified nations. Further, we do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. Finally, WWA Group has not been involved in the physical auction of construction equipment from its former auction site since October 23, 2010, on which date it sold World Wide Auctioneers, Ltd., in response to a global economic downturn in the construction sector.

Despite WWA Group's contention to the contrary, OFAC has proposed that a fine of $4,665,600 be imposed as a penalty for WWA Group allegedly operating in contravention of U.S. law. WWA Group is in the process of negating the basis for the proposed fine. Nevertheless, in the event that OFAC imposes a civil monetary penalty on WWA Group such determination would have an immediate impact on WWA Group’s ability to continue as a going concern.

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

Discussion and Analysis

The sale of WWA Group’s physical auction business effective October 31, 2010 and ongoing discussions with OFAC as to the possibility that a debilitating penalty might be levied against us have significantly impacted our business operations as of December 31, 2010.While the sale of World Wide eliminated virtually all of its outstanding liabilities and resulted in a net profit to WWA Group, the resultant loss of income producing activities at year end is formidable. We expect that WWA Group will continue without income into the latter part of 2011when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. However, due to the uncertainty associated with OFAC, the development of Asset Forum is now held in abeyance until such time as this situation is resolved, which resolution can in no way be assured.

Meanwhile, we have agreed to assist in the management of World Wide during a transitional period that will extend until April 30, 2011 for which assistance we are to receive a management fee. Over that period we will (i) train new management, (ii) promote operating efficiencies at the primary auction location, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions.

Asset Forum

WWA Group’s business strategy going forward, once the situation with OFAC is resolved, is to build Asset Forum into a global internet hub for the buying and selling of assets. Management has long recognized the trend towards a web based marketplace that utilizes contemporary technology to safely bring buyers and sellers together. Asset Forum is the necessary outcrop of that trend.

Asset Forum is an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for   on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary On Line Bidding software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2010.

WWA Group is yet to realize revenue from the operation of Asset Forum yet the model for generating income from this type of web based sales facility exists. Management plans to increase awareness of Asset Forum from a database of former clients garnered from many years in the physical auction business and from a host of prospective new clients used to being able to buy and sell through existing electronic sales facilities. The transition of new visitors to the Asset Forum website will be accomplished by marketing the site through trade journals, magazines, websites and trade shows. Once a critical mass of buyers and sellers, yet to be determined, has been reached management intends to include an income producing component onto the site.

Management expects that the income producing component will be based on commissions earned from sellers on the actual sale of assets listed for on line auction on Asset Forum’s web site.  Commissions will range from 2% to 12% depending on the value of the item sold and negotiations with the seller(s).  Asset Forum will also charge a buyer’s premium ranging from 1% to 7% depending on the value of the item.  Seller’s commissions and buyer’s premiums will comprise the bulk of revenue generated.  Asset Forum’s seller’s commission and buyer’s premiums are generally lower on average than the industry standards being charged by competing models. Other revenue can be generated by the gross profit margin earned by items bought by Asset Forum for its own account, and sold at on line auction.  In certain cases, Asset Forum will also negotiate with a seller to take a percentage of the sold price amount over a certain minimum selling price, rather than a seller’s commission.

Infrastructure

WWA Group maintains a 17.5% equity interest in Infrastructure, a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. We believe that despite the global economic downturn that a significant number of projects fall within the criteria expressed by Infrastructure. We remain positive that Infrastructure can compete for such projects.

Since each of WWA Group and Infrastructure share common management we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. Management recognizes that Infrastructure’s success is critical to any gain on its investment and will impact its future ability to repay amounts loaned by WWA Group to Infrastructure. The effect being we work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

WWA Group

Our financial condition and results of operations will depend primarily on whether or not OFAC follows through with its intention to impose a penalty despite our contentions to the contrary. While we do not believe that OFAC will penalize us to the extent noticed or at all, the prospect of being fined will weigh down WWA Group’s operations until such time as the situation is satisfactorily resolved. Once WWA Group can again move forward, its financial condition will rely very much on whether it can successfully realize revenue from the development of Asset Forum and whether there will be any return on our investment in Infrastructure. Meanwhile, our continued operation is tied to our ability to realize debt or equity financing which can in no way be assured.

WWA Group’s business development strategy is prone to significant risks and uncertainties, most importantly the unresolved situation with OFAC, which are having an immediate impact on our efforts to realize net cash flow. We have a limited history of generating income from our equity investments and are yet to generate income from the operations of Asset Forum. Should we be unable to generate income or reduce expenses to the point where we meet operating expenses, WWA Group’s ability to continue its business operations will be in jeopardy.

Results of Operations

During the year ended December 31, 2010, WWA Group (i) conducted four major un-reserved auctions for industrial equipment, four one-day car auction, and one night Ramadan auction from the World Wide auction site located in the Jebel Ali Free Trade Zone, Dubai, UAE, (ii) chartered Crown’s shipping vessel known as the M/V Iron Butterfly, (iii) bought and sold equipment for its own account, (iv) formed Asset Forum as a founding member, and (v) sold its interest in World Wide and its operating subsidiaries, including Crown.

The results of operations presented herein for the years ended December 31, 2010 and 2009 present World Wide and its operating subsidiaries as discontinued operations and accordingly do not include details of revenue, gross profits, or operating expenses related to World Wide or its operating subsidiaries during such periods.

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

Revenue

Revenue for the year ended December 31, 2010 decreased to $84,770 from $102,653 for the year ended December 31, 2009, a decrease of 17%. The decrease in revenues over the comparative periods can be attributed to a decrease in revenues from commissions and services. Revenues from sales and equipment increased over the comparative periods. WWA Group expects revenue to continue to decrease as a direct result of the sale of World Wide until such time as we can realize revenue from Asset Forum.

Gross Profit (Loss)

Gross profit for the year ended December 31, 2010 was $6,753 as compared to a gross loss of $64,374 for the year ended December 31, 2009. The transition to gross profit over the comparative periods can be primarily attributed to a decrease in direct costs related to commissions and services. Direct costs related to sales and equipment increased over the comparative periods.

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased to $172,781 from $721,810 for the year ended December 31, 2009, a decrease of 76%. The decrease in expenses over the comparative periods can be primarily attributed to management’s imposition of operating efficiencies. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will remain relatively consistent in future periods.

Depreciation and amortization expenses for the year ended December 31, 2010 decreased to $18,827 from $921 for the year ended December 31, 2009. Depreciation and amortization expenses are expected to continue to decrease in future periods.

Other Expenses

Other expenses for the year ended December 31, 2010 increased to $270,929 from $192,675 for the year ended December 31, 2009, due to an increase in interest expense.

Discontinued Operations

Loss from the discontinued operations of World Wide and Crown for the year ended December 31, 2010 decreased to $439,531 from $921,337 for the year ended December 31, 2009. Additionally, the Company recognized a loss on the sale of World Wide and Crown of $780,083 for the year ended December 31, 2010 .

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

Cash flows provided by investing activities for the year ended December 31, 2010 were $6,293,729 as compared to cash flows used in investing activities of $2,795,750 for the year ended December 31, 2009. Cash flow provided by investing activities in the year ended December 31, 2010 can be primarily attributed to the proceeds from the sale of fixed assets and to a lesser extent the decrease in a note receivable. We expect to use cash flows in investing activities going forward as we move to expand on the operations of Asset Forum.

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

Management believes that it had sufficient current assets to meet its current liabilities as of December 31, 2010 based on its calculation of a working capital surplus from operations. However, WWA Group further believes that it has insufficient cash to maintain operations over the next twelve months due to an anticipated transition to a working capital deficit. Our forecast is predicated on the lack of income generating activities in place and the uncertainty surrounding the realization of income generating activities going forward.

WWA Group has historically funded its operational needs from a combination of income, sales of equity and debt instruments.

The sale of our physical auction business effectively ended revenue producing activities. Future revenue producing activities are predicated on the commercialization of those activities currently offered by a subsidiary at no cost. Unfortunately, the uncertainties surrounding the prospective outcome of a possible penalty being levied against us in addition to those uncertainties associated with the prospective success of our business model going forward do not cause us to rely on unrealized revenue.  Rather, WWA Group will have to rely on the sale of equity or debt transactions to maintain operations over the next twelve months.

The equity and debt markets for public issuers have been negatively affected by the overall downturn in the economy. Our challenge to finance operations from debt or equity financings is further complicated by the decrease in the market value of our common stock and our inability to show income generating activities. Instead prospective financings may have to consist of shareholder loans for which we have no commitments.

Since we do not expect to generate cash flows from operating activities until such time as revenue generating activities are in place and uncertainties surrounding the possible imposition of a penalty are resolved, our continued operation will rely on our ability to realize debt or equity financing over the next twelve months.

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

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in this Form 10-K/A, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

WWA Group’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of recurring losses from operations.  WWA Group’s ability to continue as a going concern is subject to its ability to realize a profit from operations and /or obtain funding from outside sources.  Management’s plan to address WWA Group’s ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and realizing revenues from the activities of Asset Forum. Management believes that it will be able to obtain funding to enable WWA Group to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful

Recent Accounting Pronouncements

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-24.

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

Consolidated Statements of Income                                                 F-4

Consolidated Statement of Stockholders’ Equity                                F-5

Consolidated Statements of Cash Flows                                            F-6

Notes to Consolidated Financial Statements                                       F-7

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To the Board of Directors

WWA Group, Inc.

404 West Powell Lane, Suite 304-305

Austin

Texas 78753

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of December 31, 2010 and 2009 and the year then ended were audited by other auditors whose report thereon, dated  April 14, 2011, expressed an unqualified opinion on those statements. The predecessor auditors reported on those financials before they were restated. As of the date of issuance of this report, the predecessor auditors have ceased operations with respect to public entities.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note O to the financial statements, the accompanying consolidated financial statements of WWA Group, Inc. and subsidiaries for the year ended December 31, 2010 have been restated.

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Hayward, CA

November 9, 2011

WWA GROUP, INC.
Audited Consolidated Balance Sheets

Assets	December 31, 2010	December 31, 2009

Current assets:
Cash	$ 3,835	$ 42,152
Receivables, net	0	1,029
Inventories	0	6,977
Notes receivable	2,932,003	2,361,910
Other current assets	264,835	0
Assets of discontinued operations	0	21,449,627
Total current assets	3,200,673	23,861,696

Property and equipment, net	0	18,827
Investment in equity interests	1,219,219	1,491,866
Non current assets of discontinued operations	0	6,390,705

	$ 4,419,892	$ 31,763,093

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ 0	$ 16,394
Accounts payables	0	12,000
Accrued expenses	92,220	123,663
Short Term Debt - Notes Payable	7,000	600
Liabilities of discontinued operations		24,902,406
Total current liabilities	99,220	25,055,062

Long-term debt of discontinued operations	0	726,788
Total liabilities	99,220	25,781,851

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
Issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(151,000)	1,509,570
Total stockholders' equity:	4,320,672	5,981,242

	$ 4,419,892	$ 31,763,093

\\\\

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Income

	For The Year Ending Dec 31
	2010	2009
	(Restated)

Continuing Operations
Revenues from commissions and services	$ 12,170	$ 87,652
Revenues from sales of equipment	$ 72,600	$ 15,000
Total revenues	84,770	102,653

Direct costs - commissions and services	9,646	155,027
Direct costs - sales of equipment	68,371	12,000
Gross profit	6,753	(64,374)
Operating expenses:
General, selling and administrative expenses	108,876	598,782
Salaries and wages	42,201	14,855
Selling expenses	2,878	107,251
Depreciation and amortization expense	18,827	921
Total operating expenses	172,781	721,810
Income (Loss) from operations	(166,027)	(786,183)

Other income (expense):
Interest expense	(318,282)	(201,420)
Loss on equity investment	47,353	8,747
Total other expense	(270,929)	(192,675)
Loss before income taxes	(436,956)	(978,859)
Provision for income taxes	$ -	$ -

Loss for the year from continuing operations	$ (436,956)	$ 978,859)

Discontinued operations

Loss for the year from discontinued operations net of tax	(439,531)	(921,337)
Loss recognized on sale of World Wide Auctioneers, Ltd
and Crown Diamond Holdings Ltd	(784,083)	-

Loss for the year	(1,660,570)	(1,900,196)

Basic earnings per common share
Continued Operation	$ (0.02)	$ (0.04)
Discontinued operations	$ (0.02)	$ (0.04)

Diluted earnings per common share
Continued Operation	$ (0.02)	$ (0.04)
Discontinued operations	$ (0.02)	$ (0.04)

Weighted average shares - Basic	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Audited Consolidated Statements of Stockholders' Equity

Year Ended December 31, 2010

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance December 31, 2006	16,670,803	$ 16,671	$ 1,537,998	$ 2,686,789	$ 4,241,458

Common Stock issued for Cash	1,761,119	1,761	1,059,831	-	1,061,592
Fair Value Of Options Granted	-	-	325,760	-	325,760
Stock Offering costs	-	-	(111,544)	-	(111,544)
Net income	-	-	-	1,329,973	1,329,973

Balance December 31, 2007	18,431,922	18,432	2,812,045	4,016,762	6,847,239

Common Stock issued for Inventory	1,600,000	1,600	622,400	-	624,000
Common Stock issued for Debt	2,560,000	2,560	997,440	-	1,000,000
Fair Value Of Options Granted	-	-	17,195	-	17,195
Stock Offering costs	-	-	-	-	-
Net income	-	-	-	(606,995)	(606,995)

Balance December 31, 2008	22,591,922	22,592	4,449,080	3,409,766	7,881,438

Net loss	-	-	-	(1,900,196)	(1,900,196)

Balance December 31, 2009	22,591,922	22,592	4,449,080	1,509,570	5,981,242

Net loss	-	-	-	(1,660,570)	(1,660,570)

Balance December 31, 2010	22,591,922	$ 22,592	$ 4,449,080	$ (151,000)	$ 4,320,672

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow

	For year ending December 31,
	2010	2009
	(Restated)

Cash flows from operating activities:
Net income ( loss)	$ (436,956)	$ (978,859)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	18,827	921
(Gain) loss on disposition of assets	-	-
(Gain) loss on revaluation of investment	-	-
(Gain) loss on sale of subsidiary	749,227	-
(Gain) loss on equity investment	(47,353)	(8,747)
Changes in operating assets and liabilities:	-	-
Decrease (Increase) in:	-	-
Accounts receivable	2,891,225	(1,029)
Advance to suppliers	3,178,194	-
Inventories	2,980,449	-
Prepaid expenses	542,019	-
Other current assets	22,033	-
Other assets	534,093	-
Increase (decrease) in:	-	-
Auction proceeds payable	(3,674,548)	16,394
Accounts payable	(2,810,564)	12,000
Accrued liabilities	(343,526)	123,664
Cash flows from operating activities from discontinued operations	(3,202,404)	(2,255,702)
Net cash provided by (used in) operating activities	400,716	(3,091,358)

Cash flows from investing activities:
Purchase of property and equipment	1,089,592	(19,748)
Proceeds from sale of Investments	320,000	-
Proceeds from sale of subsidiary	10	-
(Increase) decrease in note receivable	(241,680)	1,083,132
Proceeds from sale of fixed assets	4,702,387	(1,395,994)
Payments received on notes receivable	1,350	306,100
Cash flows from investing activities from discontinued operations	422,070	(2,769,240)
Net cash provided by (used in) investing activities	6,293,729	(2,795,750)

Cash flows from financing activities:
Increase (decrease) in line of credit	(9,236,545)	-
Proceeds from short-term notes payable	(2,039,945)	3,669,178
Payments on short-term notes	(3,662,178)	-
Payments/proceeds- long-term debt	(3,152,507)	-
Adjustment of inter company	5,508,275	(2,758,435)
Cash flows from financing activities from discontinued operations	(2,744,121)	6,136,088
Net cash provided by (used in) financing activities	(15,327,021)	7,046,830

Net increase (decrease) in cash and cash equivalents	(8,632,576)	1,159,722

Cash and cash equivalents at beginning of year	8,636,411	7,476,689
Cash and cash equivalents at end of period	$ 3,835	$ 8,636,411

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

WWA Group includes the accounts of (i) its wholly owned subsidiary, Asset Forum LLC, a company founded by WWA Group in the state of Nevada on January 7, 2010, and (ii) during the period until October 31, 2010, its wholly owned subsidiaries (a) World Wide Auctioneers, Ltd. (“World Wide”), a company incorporated in the British Virgin Islands on March 20, 2000, which operates in Dubai, U.A.E., and (b) Crown Diamond Holdings Ltd (“Crown”) a company incorporated in the British Virgin Islands on January 6, 2004.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

As of December 31, 2010 and 2009, cash and cash equivalents include term deposits of $0 and $1,497,023 (included as a part of assets of discontinued operations) respectively, held with a bank as compensating balance against borrowing arrangements. The agreement does not legally restrict the use of cash held as security and the deposits carry an interest rate of 4.25% to 6% with maturity in September and October of 2010. (Also see Note G on Long Term Debt).

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventories consist of equipment to be sold in auctions and otherwise, stated at the lower of cost or market. The cost is determined by specific identification method. Cost includes purchase price, freight, insurance, duties and other incidental expenses incurred in bringing inventories to their present location and condition. WWA Group records a reserve if the fair value of inventory is determined to be less than the cost. For the years ended December 31, 2010 and 2009, the inventory value is reported net of reserve of $0 and $276,122 (included as a part of assets of discontinued operations) respectively.

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

Dry Docking Costs

WWA Group’s vessel is sold as a part of sale of Dubai operations on October 31, 2010. As of December 31, 2010 and 2009, other assets include the unamortized dry-docking costs of approximately $0 and $535,093 (included as a part of assets of discontinued operations) respectively.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

Revenue Recognition

Revenues from commissions and services consist of revenues earned in the Company’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete, the equipment is delivered to the buyer, and the Company has determined that the auction proceeds are collectible. Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.

Revenues from ship charter are recognized at a fixed monthly amount in accordance with the terms of the chartering agreement, similar to a lease, for the use of the cargo vessel by the chartering group.

Revenues from sales of equipment originate from the auctioned and private sale of equipment inventory owned by the Company. The Company recognizes the revenue from such sales when the sale has been invoiced, the equipment has been delivered to the purchaser, and collectability is reasonably assured.  All costs of goods sold are accounted for under direct costs

Income Taxes

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

As of December 31, 2009 the Company owned a 30% equity interest in Intelspec International, Inc. The Company accounted for its interest in Intelspec using the equity method of accounting whereby the Company recorded its proportionate share of the net income or loss attributable to the equity interest. In April 2010 Intelspec was acquired by Infrastructure, a publicly traded company, which acquisition reduced the Company's equity interest to 24%. In July 2010, WWA Group sold shares of its common stock in a private transaction, further reducing the Company’s ownership interest to 18%. The Company recorded a gain of $47,353 for the year ended December 31, 2010 and 8,747 for the years ended December 31, 2009.

Below is the information of Asset and Liabilities as of December 31, 2010 and December 31, 2009 and result of operation for the twelve months ended December 31, 2010.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE E – INVESTMENTS (Continued)

Investment in Equity Interest (Continued)

Infrastructure Developments Corp

Consolidated Balance Sheet (Unaudited)

                                                                            December 31, 2010                        December 31, 2009

Current Asset                                                      $ 2,778,294                                      $ 3,321,848

Fixed Asset Net                                                     2,786,392                                          3,186,288

Total Asset                                                             5,564,686                                          6,508,136

Current Liabilities                                                  3,134,075                                          3,426,968

Stock Holders’ Equity                                           ,430,611                                          3,081,168

Total Liabilities & Stockholders’ Equity       $ 5,564,686                                      $ 6,508,136

Infrastructure Developments Corp.

Consolidated Statements of Operations (Unaudited)

Revenue                                                              $ 1,921,139                                      $ 1,966,866

Cost of Goods sold                                             (2,185,667)                                       (1,194,671)

Gross profit (Loss)                                                 (264,528)                                             772,195

Total Operating exp                                                 616,235                                             589,006

Income (Loss) from Operations                          (880,763)                                             183,189

Total other income (loss)                                       349,093                                          (155,856)

Provision for Income Tax                                                  0                                                          0

Net Loss                                                               ($ 531,671)                                        $     27,333

The aggregate value of the investment in Infrastructure as at December 31, 2010 was $9.7 million based on the quoted market price of Infrastructure's common stock at that date.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE F – NOTES RECEIVABLE

Notes receivable include $2,442,003 of advances provided to Intelspec, a subsidiary of Infrastructure which operates an international project management company in Thailand and rock crushing and stone quarry in UAE.  The notes bear no interest and are payable on demand.

As of December 31, 2010, advances to WWA Group’s auction associates in Australia amount to $490,000. The notes bear no interest and are payable on demand.

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

WWA Group borrows from banks under credit facility by drawing short term cash advances with maturity not exceeding 150 days against shipping documents of goods consigned. The borrowing facilities are secured by the bank deposits, the vessel owned by WWA Group and by the personal guarantee of its president and CEO. The borrowings bear interest at between 6.5% and 11.5% per annum. WWA Group owed $0 and $10,662,448 on these working capital funding lines as of December 31, 2010 and 2009, respectively.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

	Federal	State

As of January 1, 2009	$ 815,459	$ 537898
Operating losses for the year 2009	958,858	958,858
NOL's expired	-	(138,832)

As of December 31, 2009	1,774,317	1,357,924

Operating income for the year10	(288,877)	(288,877)
NOL's expired	-	(64,571)
As of December 31, 2010	$ 1,485,440	$ 1,004,476

Deferred tax assets (liabilities) at December 31, 2010 and 2009 consist of the following:

	2010	2009
Deferred Tax Assets:
Net operating loss carryovers	$ 405,346	$ 694,223
Capital loss carryovers	124,181	124,181
Stock compensation expense	140,612	140,612
	670,139	959,016
Less: Valuation allowance	(670,139)	(950,816)
Total deferred tax assets	$ -	$ 8,200 -

Deferred Tax Liabilities:
Accrued expenses		(8,200)
Total deferred tax liabilities	$ -	$ (8,200) -

Net deferred tax assets	$ -	$ -

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE K – RELATED PARTY TRANSACTIONS

As discussed in Note D, as of December 31, 2010 WWA Group has no related party investments.

As of December 31, 2010 WWA Group had $2,442,003 ($2,361,663 in 2009) in advances provided to Intelspec International Inc, a subsidiary of Infrastructure. (Also see Note E).

WWA Group has advanced amounts to its employees primarily for reimbursable travel and business costs. As of December 31, 2010 and 2009, WWA Group had employee receivables of $0 and $60,959, respectively.

NOTE L – COMMITMENTS AND CONTINGENCIES

Operating Leases

WWA Group has no operating leases as the end of December 31, 2010. In 2009, WWA Group had non cancelable operating leases, primarily for land, facilities and temporary living quarters for certain employees. Rental expense for these operating leases for the years ended December 31, 2009 was approximately $1,168,495.  As on December 31, 2009 WWA Group also maintained a permanent auction site in the Jebel Ali Free Trade Zone, Dubai, United Arab Emirates on a 23 acre lot for which it paid $495,500 for the first year. The site lease was due to expire on June 21, 2027.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE M – SEGMENT INFORMATION

WWA Group has adopted FASB Accounting Standard Codification Topic 280, "Disclosure about Segments of an Enterprise and Related Information." WWA Group conducts its operations principally in auctions of heavy equipment through World Wide and in ship chartering through Crown.

a) Certain financial information concerning WWA Group's operations in different segments is as follows:

	For the years ended December 31,	Equipment Auctions	Ship Chartering

Revenues	2010	$30,214,170	$550,000
	2009	36,278,305	630,000

Operating expenses	2010	(30,245,422)	(229,872)
	2009	(37,470,494)	(386,052)

Operating income (loss)	2010	(31,251)	320,128
	2009	(11,192,189)	243,948

Interest expense	2010	(1,334,960)	-
	2009	(1,051,974)	-

Other income (expense)	2010	(614,486)	-
	2009	101,046	-

Assets (net of intercompany accounts)	2010	4,419,892	-
	2009	28,086,343	3,676,750

Depreciation and amortization	2010	366,334	357,955
	2009	963,134	162,500

Property and equipment acquisitions	2010	-	-
	2009	$2,011,956	$-

(b) Information of geographic area of revenue:

                                                                  Year ended                        Year ended

                                                     December 31, 2010           December 31, 2009

U.A.E.                                                    $ 17,067,651                     $ 27,859,376

Australia                                                      8,746,200                                         -

Qatar                                                               462,079                                         -

Saudi Arabia                                                     99,970                                         -

Philippines                                                                  -                         1,508,500

Singapore                                                $                 -                      $     250,000

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE N - DISCONTINUED OPERATIONS

On October 31, 2010 WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide Auctioneers and Crown Diamond Holdings to Seven International Holding Ltd. at a consideration of $10.

The analysis of the total loss on disposal, carrying values of assets and liabilities disposed, and the net cash inflow from the disposal is as shown below.

The results of the discontinued operations and the cash flows from discontinued operations in the financial year ended December 31, 2010 and the comparative results have been restated accordingly.

a)       The result of the discontinued operations are as follows:

            2010                                           2009

Revenue                                                                                           30,679,399                           36,805,652

Cost of sales                                                                                    26,571,405                           31,601,243

Gross profit                                                                                         4,107,994                              5,204,409

General, selling & administration exp                                           1,685,610                              2,565,714

Salaries & wages                                                                               1,174,382                              1,559,129

Selling expenses                                                                                      52,781                                 117,936

Depreciation & amortization exp                                                      705,462                              1,124,713

Total Operating expenses                                                                3,618,235                              5,367,492

Interest expenses                                                                            (1,016,678)                              (850,554)

Interest income                                                                                       82,214                                 145,415

Loss on equity investment                                                                               -                                 (31,250)

Other income (expense)                                                                           5,174                                (21,865)

Total other income (expense)                                                          (929,290)                              (758,254)

Loss before income tax                                                                    (439,531)                              (921,337)

Income tax                                                                                                          -                                              -

Net loss from discontinued operations                                          (439,531)                              (921,337)

Loss on disinvestment of World Wide

  Auctioneers Ltd & Crown Diamond

  Holdings Ltd                                                                                     (784,093)                                               -

b)       Cash flows from discontinued operations                                2010                                             2009

Cash flow from operating activities                                           (3.201, 961)                           (2,255,702)

Cash flow from investing activities                                                   422,070                           (2,769,240)

Cash flow from financing activities                                            (2,744,121)                              6,136,088

Net cash inflows/(outflows) from

   discontinued operations                                                            (5,524,012)                              1,111,146

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE O –RESTATEMENT OF FINANCIAL STATEMENTS

Before re-audit and restatement of WWA Group’s financial statements as of December 31, 2010 and for the year then ended, the financials were audited by other auditor whose report thereon expressed an unqualified opinion on those reports.

WWA Group has restated the statement operations for the years ended December 31, 2010 to include the impact of discontinued operations. Additionally, WWA Group and has presented financial statements as of December 31, 2009 to include the impact of discontinued operations for comparison purposes.

Condensed Consolidated Statement of Operations for the year ended December 31, 2010:

                                                                                                                                                                                                                        As Previously                                                                 Adjustments                      As Restated

                                                                                           Reported

Revenue                                                                  $   30,764,170               $   (30,679,400)                  $           84,770

Cost of sales                                                               26,649,422                     (26,571,405)                               78,017

Gross profit                                                                     4,114,748                       (4,107,995)                                  6,753

General, selling & administration

   expenses                                                                      1,826,703                       (1,717,838)                             108,865

Salaries & wages                                                           1,216,582                       (1,174,381)                               42,201

Selling expenses                                                                  58,298                             (55,420)                                  2,878

Depreciation & amortization exp                                  724,289                          (705,462)                               18,827

Total Operating expenses                                            3,825,872                       (3,653,102)                             172,770

Interest expenses                                                        (1,334,960)                          1,016,678                          (318,282)

Interest income                                                                   82,214                             (82,214)                                           -

Loss on equity investment                                                47,353                                           -                               47,353

Loss on sale of subsidiary                                            (749,227)                             749,227                                           -

Other income (expense)                                                       5,174                              (5,174)                                           -

Total other income (expense)                                  (1,949,446)                          1,678,517                          (270,929)

Loss before income tax                                             (1,660,570)                          1,223,625                          (436,945)

Income tax                                                                                      -                                           -                                           -

Net loss from discontinued

  Operations                                                                                     -                          (439,531)                          (439,531)

Loss on disinvestment of World

 Wide Auctioneers Ltd & Crown

  Diamond Holdings Ltd                                                               -                             784,093                             784,093

Loss for the year                                                  $   (1,660,570)                   $                     -                 $    (1,660,570)

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE O –RESTATEMENT OF FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of December 31, 2009:

                                                                                                                                                                                                        As Previously                                                                                     Adjustments                    As Presented

                                                                                           Reported                                                                   Herein For

                                                                                                                                                                             Comparison

Assets

Current assets                                                            $23,296,353                 $ (20,884,285)                       $2,412,068

Asset of discontinued operations                                                -                      21,449,627                       21,449,629

Total Current Asset                                                    23,296,353                             565,342                       23,861,697

Property and equipment, net                                      6,409,532                       (6,390,705)                               18,827

Investment in equity interest                                      1,491,866                                           -                          1,491,866

Investment in related party entity                                   31,250                             (31,250)                                           -

Other assets                                                                       534,093                          (534,093)                                           -

Noncurrent asset of discontinued operations                           -                          6,390,705                          6,390,705

Total Assets                                                                 31,763,094                                       (1)                       31,763,095

Liabilities and Stockholder’s Equity

Current Liabilities                                                       25,055,062                     (24,902,405)                             152,657

Long-term debt                                                                 726,788                                           -                             726,788

Stock holder’s equity                                                   5,981,242                                           -                          5,981,242

Liabilities of discontinued operations                                        -                      24,902,405                       24,902,407

Total Liabilities and

  Stockholder’s equity                                             $31,763,094                    $                    -                     $31,763,095

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE O –RESTATEMENT OF FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the year ended December 31, 2009:

                                                                                            As Previously              Adjustments   As Presented

                                                                                           Reported                       Herein For

                                                                                                                                     Comparison

Revenue                                                                    $ 36,908,305                 $ (36,805,652)                   $        102,653

Cost of sales                                                                31,768,271                    (31,601,244)                             167,027

Gross profit                                                                     5,140,034                       (5,204,408)                            (64,374)

General, selling & administration expenses           3,163,470                           2,564,688)                             598,782

Salaries & wages                                                          1,573,983                       (1,559,128)                               14,855

Selling expenses                                                                225,187                          (117,936)                             107,251

Depreciation & amortization exp                              1,125,634                       (1,124,713)                                     921

Total Operating expenses                                            6,088,275                       (5,366,465)                             721,810

Interest expenses                                                        (1,051,974)                             850,554                          (201,420)

Interest income                                                                 145,415                          (145,415)                                           -

Loss on equity investment                                             (22,503)                               31,250                                  8,747

Other income (expense)                                                  (21,865)                               21,865                                           -

Total other income (expense)                                      (950,928)                             758,253                          (192,675)

Loss before income tax                                             (1,899,169)                             920,310                          (978,859)

Income tax                                                                          (1,027)                                  1,027                                           -

Net loss from discontinued operations                                       -                          (921,337)                          (921,337)

Loss on disinvestment of World

 Wide Auctioneers Ltd & Crown

  Diamond Holdings Ltd                                                               -                                           -                                           -

Loss for the year                                                    $ (1,900,196)                       $                 -                   $  (1,900,196)

NOTE P -  SUBSEQUENT EVENTS

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

Based on that evaluation, WWA Group’s management concluded, as of the end of the period covered by this report, that WWA Group’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

WWA Group identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent director who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. We believe that this control deficiency did result in a restatement of our annual financial statements which could have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

WWA Group intends to remedy the material weaknesses by:

  Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

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

Eric Montandon was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon joined the board of directors of Asia8, Inc., in 2000 and became its CEO and CFO. He and was instrumental in Asia8, Inc.’s acquisition and development of World Wide. His primary business focus has been on those two companies and WWA Group since 2003. In 1994 Mr. Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

Officer and Director Responsibilities and Qualifications:

Mr. Montandon is responsible for the overall management of WWA Group and is involved in many of its day-to-day operations, finance and administration.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. He has worked with early stage companies for the past two decades.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and director of two public companies: Asia8, Inc., a holding company with a significant interest in WWA Group (from February 2000 to present) (chief executive officer, chief financial officer and director), and Net Telecommunications, Inc., formerly a telecommunications service provider (from September 2000 to present) (director).

Digamber Naswa was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Naswa has been the financial controller of World Wide since 2002. Between 2000 and 2002 he was the financial controller of Trust Garment Factory, Ltd., a U.A.E.-based clothing manufacturer, exporter and importer. Between 1996 and 2000 he was the deputy general manager with Xpro India, Ltd. (a division of Cimmico Birla), an India-based producer of a wide range of plastic goods.

Officer and Director Responsibilities and Qualifications:

Mr. Naswa is responsible for managing the financial risks of WWA Group. He also provides our financial planning and our record keeper. He works with accountants to review financial reports and assists in the preparation of our annual and interim financial statements. He also is responsible for WWA Group’s periodic financial reporting to our CEO and the board of directors.

Mr. Naswa is a science graduate from the Kurukshetra University, India. He finished his Chartered Accountancy from the Institute of Chartered Accountants of India in 1984. He spent almost 20 years serving different industries in India and the United Arab Emirates in his various capacities as accounts officer, finance manager, deputy general manager and financial controller.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Naswa has not been an officer or director of any other public company.

Yogesh Saxena was appointed to our board of directors in April 2005. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Saxena has been responsible for accounting with World Wide since 2005. Between 1999 and 2002 he was the finance controller of the Blitz Readymade Garments Factory Ltd., a U.A.E.-based clothing manufacturer and exporter. From 2003 to 2004 he served as general manager of finance with Ivory Garments Factory LLC, a Jordan-based garment manufacturing company.

Director Qualifications:

Mr. Saxena graduated with Degree in Commerce from the Rohtak University, India in 1981. He is also qualified as an Intermediate Chartered Accountant from Institute of Chartered Accountants of India and Institute of Company Secretaries of India.

Other Public Company Directorships in the Last Five Years:

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of WWA Group’s directors, persons nominated to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is aware of the following Section 16(a) Beneficial Ownership Reporting Compliance persons who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•         Eric Montandon failed to timely file a Form 4 or 5 in connection with Asia8, Inc. which sold 225,000 shares of WWA Group common stock in 2004 and did not to comply with Section 16(a) Beneficial Ownership Reporting. Mr. Montandon serves as the chief executive officer and a director of Asia8, Inc. We know of no other late reports or other transactions not reported on a timely basis.

•         Yogesh Saxena failed to timely file a Form 3 in connection with his appointment as a director of WWA Group in 2005 and did not comply with Section 16(a) Beneficial Ownership Reporting. We know of no other late reports or other transactions not reported on a timely basis.

•         Asia8, Inc., failed to timely file a Form 4 or 5 in 2004 despite holding in excess of 10% of WWA Group common stock, when it sold 225,000 shares of WWA Group common stock and did not comply with Section 16(a) Beneficial Ownership Reporting. We know of no other late reports or other transactions not reported on a timely basis.

•         SPM Line Lift Machinery Exports, Ltd failed to timely file a Form 3 or 5 in 2009 despite holding in excess of 10% of WWA Group’s common stock on being issued shares of our common stock and did not comply with Section 16(a) Beneficial Ownership Reporting. We know of no other late reports or other transactions not reported on a timely basis.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-24, and are included as part of this Form 10-K/A:

            Financial Statements of WWA Group for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K/A, and are incorporated herein by this reference.

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

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	November 14, 2011
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	November 14, 2011
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	November 14, 2011
/s/ Yogesh Saxena Yogesh Saxena Director	November 14, 2011

INDEX TO EXHIBITS

Exhibit             Description

3.1.1*              Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3.1.2*              Certificate of Amendment of the Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on August 29, 1997 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3.1.3*              Certificate of Amendment of the Articles of Incorporation of WWA Group (NovaMed Inc.) filed with the Nevada Secretary of State on May 8, 1998 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3.1.4*              Certificate of Amendment to the Articles of Incorporation of WWA Group filed with the Nevada Secretary of State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

3.2*                 Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

10.1*               Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).

10.2*               Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July 19, 2006).

10.3*               Share Purchase Agreement between World Wide Auctioneers, Ltd. and Steven Edward Rogers dated December 20, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on February 15, 2007).

10.4*               Share Purchase Agreement by and between WWA Group and Seven International Holdings, Ltd., dated effective October 31, 2010 (incorporated herein by reference from the Form 8-K filed with the Commission on November 12, 2010).

14*                  Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21                    Subsidiaries of WWA Group.

31.1                 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Incorporated by reference from previous filings of WWA Group.