Form 10-Q/A
period 2011-03-31
WWA GROUP INC
filed 2011-11-14
CIK 1036478

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

EXPANATORY NOTE

WWA Group’s Form 10-Q filed on May 16, 2011 (the “Original Filing”) has been amended hereby in its entirety on this Form 10-Q/A (this “Amendment”) to: (i) add a risk factor pertaining to our going concern and clarify our risk factor pertaining to WWA Group's dialogue with the U.S. Treasury Department’s Office of Foreign Assets Control; (ii) add specification to WWA Group’s disclosure in the Management’s Discussion and Analysis section; (iii) revise our Going Concern subsection; and (iv) restate our financial statements and the notes thereto.

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

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

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

WWA GROUP, INC.
Consolidated Balance Sheets

Assets	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash	$ 3,820	$ 3,835
Receivables, net	-	-
Advances to suppliers	-	-
Inventories	-	-
Prepaid expenses	-	-
Notes receivable	-	2,932,003
Other current assets	264,835	264,835
Total current assets	268,655	3,200,673

Property and equipment, net	-	-
Building and Auction-CWIP	-	-
Vessel-Aqua Conti-CWIP	-	-
Investment in equity interests	1,219,219	1,219,219
Notes receivable	1,221,000	-
Investment in related party entity	-	-
Other assets	-	-
Total Assets	$ 2,708,874	$ 4,419,892

Liabilities and Stockholders' Equity

Current liabilities:
Auction proceeds payable	$ -	$ -
Accounts payables	-	-
Accrued expenses	98,039	92,220
Line of credit	-	-
Short Term Debt - Notes Payable	7,000	7,000
Current maturities of long-term debt	-	-
Total current liabilities	105,039	99,220

Long-term debt	$ -	$ -
Total liabilities	105,039	99,220

Commitments and contingencies	$ -	$ -

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(1,867,837)	(151,000)
Total stockholders' equity:	2,603,835	4,320,672

Total liabilities and stock holders' equity	$ 2,708,874	$ 4,419,892

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Income
(Unaudited)

	For The Three Months Ended March 31
	2011	2010
		(Restated)
Continuing Operations
Revenues from commissions and services	$ -	$ 37,762
Revenues from sales of equipment	$ -	$ 800
Total revenues	-	38,563

Direct costs - commissions and services	-	2,785
Direct costs - sales of equipment	-	1,371
Gross profit	-	34,407
Operating expenses:
General, selling and administrative expenses	5,832	43,590
Salaries and wages	-	18,886
Selling expenses	-	2,437
Depreciation and amortization expense	-	987
Total operating expenses	5,832	65,902

(Loss) income from operations	(5,831)	(31,494)

Other income (expense):
Interest expense	-	(74,993)
Interest income	-	0
Loss on equity investment	-	4,883
Impairment of non current asset	(1,711,003)	-
Other income (expense)	(2)	(37,763)

Total other expense	(1,711,005)	(107,874)

Loss before income taxes	(1,716,837)	(139,368)

Provision for income taxes	$ -	$ -

Net (Loss) income from continued operations	$ (1,716,837)	$ (139,368)

Discontinued operations
Loss for the period from discontinued operations net of tax	$ -	$ (1,120,831)

Loss for the period	(1,716,837)	(1,260,199)

Basic earnings per common share
Continued Operations	$ (0.08)	$ (0.01)
Discontinued Operations	$ -	$ (0.05)
Diluted earnings per common share
Continued Operations	$ (0.08)	$ (0.01)
Discontinued Operations	$ -	$ (0.05)
Weighted average shares - Basic	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (1,716,837)	$ (1,260,198)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	216,424
(Gain) loss on disposition of assets	-	32,473
(Gain) loss on equity investment	-	(4,884)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	-	3,245,034
Advance to suppliers	-	190,434
Inventories	-	426,659
Prepaid expenses	-	232,169
Other current assets	-	23,051
Impairment of notes receivable	1,711,003	-
Increase (decrease) in:
Auction proceeds payable	-	(6,486,652)
Accounts payable	-	566,075
Accrued liabilities	5,819	59,420

Net cash used in operating activities	(15)	(2,759,993)

Cash flows from investing activities:
Purchase of property and equipment	-	(474,212)
(Increase) decrease in note receivable	-	(43,997)
Proceeds from sale of fixed assets	-	79,500

Net cash provided by (used in) investing activities	-	(438,709)

Cash flows from financing activities:
Increase (decrease) in line of credit	-	(52,250)
Payments on short-term notes	-	(2,169,703)
Payments/proceeds- long-term debt	-	(168,051)

Net cash provided by (used in) financing activities	-	(2,390,003)

Net decrease in cash and cash equivalents	(15)	(5,588,705)

Cash and cash equivalents at beginning of year	3,835	8,636,411

Cash and cash equivalents at end of period	$ 3,820	$ 3,047,708

See accompanying condensed notes to consolidated reviewed financial statements.

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

Note F – Discontinued Operations

On October 31, 2010 WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide Auctioneers and Crown Diamond Holdings, to Seven International Holding Ltd. at a consideration of $10.

a)      The result of the discontinued operations for three months period ended March 31, 2011 are as follows:

                                                                                  Three Months period                           Three months period

                                                                               ended March 31, 2011                       ended March 31, 2010

Revenue                                                                                                       -                                              5,763,518

Cost of sales                                                                                                -                                              5,370,188

Gross profit                                                                                                  -                                                 393,330

General, selling & administration exp                                                    -                                                 579,568

Salaries & wages                                                                                        -                                                 416,320

Selling expenses                                                                                          -                                                   28,141

Depreciation & amortization exp                                                           -                                                 215,437

Total Operating expenses                                                                         -                                              1,239,465

Interest expenses                                                                                        -                                              (318,005)

Interest income                                                                                           -                                                   31,521

Other income (expense)                                                                            -                                                   11,787

Total other income (expense)                                                                  -                                              (274,698)

Loss before income tax                                                                            -                                           (1,120,833)

Income tax                                                                                                  -                                                               -

Net loss for the period                                                                               -                                           (1,120,833)

Note F – Discontinued Operations – (continued)

b)      Cash flows from discontinued operations

                                                                                    Three month period                            Three month period

                                                                                   ended Mar 31, 2011                            ended Mar 31,2010

Cash flow from operating activities                                                       -                                           (2,657,008)

Cash flow from investing activities                                                        -                                              (438,709)

Cash flow from financing activities                                                       -                                           (2,468,396)

Net cash inflows/(outflows) from

     discontinued operations                                                                       -                                          (5.564, 113)

Note G - Restatement of Financial Statements

WWA Group has restated the statement operations for the three months period ended March 31, 2010 to include the impact of discontinued operations.

     Condensed Consolidated Statement of Operations for the three months period ended March 31, 2010:

                                                                                                                                                            As Previously                                       Adjustments               As Restated

                                                             Reported

Revenue                                        $   5,802,081           $  (5,763,518)           $         38,563

Cost of sales                                       5,374,343               (5,370,187)                        4,156

Gross profit                                           427,738                  (393,331)                      34,407

General, selling & administration

   expenses                                             623,158                  (579,568)                      43,590
Salaries & wages                                    435,206                     (416,320)                        18,886

Selling expenses                                      30,577                       (28,140)                         2,437

Depreciation & amortization ex             216,424                  (215,437)                           987

Total Operating expenses                    1,305,366                  (1,239,464)                         65,902

Interest expenses                                 (392,998)                    318,005                    (74,993)

Interest income                                        31,520                    (31,520)                                -

Loss on equity investment                         4,884                                -                      (4,884)

Other income (expense)                        (25,976)                    (11,787)                    (37,763)

Total other income (expense)              (382,571)                    274,697                  (107,874)

Loss before income tax                    (1,260,199)                 1,120,831                  (139,368)

Income tax                                                        -                                -                                -

Net loss from discontinued operations              -               (1,120,831)               (1,120,831)

Loss for the period                        $ (1,260,199)           $                   -             $  (1,260,199)

Note H – Subsequent Events

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

The sale of WWA Group’s physical auction business - World Wide Auctioneers, Ltd. ("World Wide") - effective October 31, 2010 and ongoing discussions with the Office of Foreign Assets Control ("OFAC") as to the possibility that a debilitating penalty might be levied against us have significantly impacted our business operations as of March 31, 2011.While the sale of World Wide eliminated virtually all of its outstanding liabilities and resulted in a net profit to WWA Group, the resultant loss of income producing activities at year end is formidable. We expect that WWA Group will continue without income into the latter part of 2011when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. However, due to the uncertainty associated with OFAC, the development of Asset Forum is now held in abeyance until such time as this situation is resolved, which resolution can in no way be assured.

Meanwhile, we have agreed to assist in the management of World Wide during an ongoing transitional period for which assistance we are to receive a management fee. Over that period we will (i) train new management, (ii) promote operating efficiencies at the primary auction location, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions.

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

Results of Operations

During the three month period ended March 31, 2011, WWA Group (i) continued early development of Asset Forum, (ii) sought construction management projects for the benefit of Infrastructure, (iii) began the search for a business opportunity for development, merger or acquisition, (iv) continued discussion with OFAC regarding International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan (see Legal Proceedings, below), and (v) satisfied continuous public disclosure requirements.

The results of operations presented herein for the three month periods ended March 31, 2011 and March 31, 2010 present World Wide and its operating subsidiaries as discontinued operations and accordingly do not include details of revenue, gross profits, or operating expenses related to World Wide or its operating subsidiaries during such periods.

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

Revenue

Revenue for the period ended March 31, 2011 decreased to $0 from $37,762 for the period ended March 31, 2010. The decrease in revenues over the comparative periods can be attributed to a winding down of activities run through WWA Group but ancillary to those of World Wide. WWA Group expects revenue to remain at $0 until such time as Asset Forum realizes revenue.

Gross Profit

Gross profit for the period ended March 31, 2011 decreased to $0 from $34,407 for the period ended March 31, 2010. The decrease in gross profit over the comparative periods can be attributed to a winding down of activities run through WWA Group but ancillary to those of World Wide.

Operating Expenses

Operating expenses for the period ended March 31, 2011 decreased to $5,831 from $65,902 for the period ended March 31, 2010. The decrease in expenses over the comparative periods are attributed to decreases in (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will increase during 2011 as capital becomes available to focus on the activities of Asset Forum.

Depreciation and amortization expenses for the period ended March 31, 2011 decreased to $0 from $987 for the period ended March 31, 2010. Depreciation and amortization expenses are expected to continue to remain at $0 through 2011.

Other Expenses

Other expenses for the period ended March 31, 2011, increased to $1,711,003 from $382,571 for the period ended March 31, 2010 due primarily to the impairment of notes receivable from Intelspec and our Australian associates.

Discontinued Operations

Loss from discontinued operations (World Wide and Crown Diamond Holdings) for the three months ended March 31, 2011 decreased to $0 from $1,120,831 for the three months ended March 31, 2010.

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

Management believes that it had sufficient current assets to meet its current liabilities as of March 31, 2011 based on its calculation of a working capital surplus from operations. However, WWA Group further believes that it has insufficient cash to maintain operations over the next twelve months due to an anticipated transition to a working capital deficit. Our forecast is predicated on the lack of income generating activities in place and the uncertainty surrounding the realization of income generating activities going forward.

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

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in WWA Group's Form 10-K/A, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Based on that evaluation, WWA Group’s management concluded, as of the end of the period covered by this report, that WWA Group’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Sales of equipment from prior auctions may have ultimately ended up in Iran, Sudan or Syria which determination may diminish our ability to continue as a going concern.

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

* Total gross auction sales and private sales by WWA Group were approximately

$519,600,000 between 2001 and May of 2007

Our records indicate that approximately 1.8% of our total gross auction sales and private sales were to persons or entities with addresses in Iran, Sudan or Syria between March 2001 and May 2007 though we have no knowledge of the delivery of equipment purchased at our auctions to any of the identified nations. Further, we do not believe that this percentage of sales had any impact on our operations, reputation or on shareholder value. Further, WWA Group has not been involved in the physical auction of construction equipment from its former auction site since October 23, 2010, on which date it sold World Wide Auctioneers, Ltd., in response to a global economic downturn in the construction sector.

Despite WWA Group’s contention to the contrary, OFAC has proposed that a fine of $4,665,600 be imposed as a penalty for WWA Group allegedly operating in contravention of U.S. law. WWA Group is in the process of negating the basis for the proposed fine. Nevertheless, in the event that OFAC imposes a civil monetary penalty on WWA Group such determination would have an immediate impact on WWA Group’s ability to continue as a going concern.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 29 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  November 14 , 2011

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 November 14 , 2011

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

14*                  Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21*                  Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K/A filed with the Commission on November 14, 2011).

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