Form 10-Q/A
period 2011-06-30
WWA GROUP INC
filed 2011-11-14
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 31, 2011, was 22,591,922.

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

EXPANATORY NOTE

WWA Group’s Form 10-Q/A filed on August 31, 2011 (the “Previous Filing”) has been amended hereby in its entirety on this Form 10-Q/A-2 (this “Second Amendment”) to: (i) add a risk factor pertaining to our going concern and clarify our risk factor pertaining to WWA Group's dialogue with the U.S. Treasury Department’s Office of Foreign Assets Control; (ii) add specification to WWA Group’s disclosure in the Management’s Discussion and Analysis section; (iii) revise our Going Concern subsection; and (iv) restate our financial statements and the notes thereto.

Unless indicated otherwise, the disclosures in this Second Amendment continue to describe conditions as of the date of the Previous Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Previous Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Previous Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Previous Filing, and such forward-looking statements should be read in their historical context. This Second Amendment should be read in conjunction with WWA Group’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Previous Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A-2 reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WWA GROUP, INC.
Consolidated Balance Sheets
	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 1,805	$ 3,835
Notes receivable	-	2,932,003
Other current assets	264,835	264,835

Total current assets	266,640	3,200,673

Investment in equity interests	834,369	1,219,219
Notes receivable	1,188,001	-

	$ 2,289,010	$ 4,419,892

Liabilities and Stockholders' Equity

Current liabilities:
Accrued expenses	70,708	92,220
Short Term Debt - Notes Payable	8,169	7,000

Total current liabilities	78,877	99,220

Long-term debt	-	-

Total liabilities	78,877	99,220

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(2,261,540)	(151,000)

Total stockholders' equity:	2,210,133	4,320,672

	$ 2,289,010	$ 4,419,892

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Income
	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
		(Restated)		(Restated)
Continuing Operations
Revenues from commissions and services	$ -	$ -	$ -	$ 37,762
Revenues from sales of equipment	$ -	$ 38,800	$ -	$ 39,600
Revenues from Ship Charter	-	-	-	-

Total revenues	-	38,800	-	77,362

Direct costs - commissions and services	-	6,861	-	9,646
Direct costs - sales of equipment	-	35,200	-	36,571

Gross profit	-	(3,261)	-	31,145
Operating expenses:
General, selling and administrative expenses	8,853	43,803	14,685	87,393
Salaries and wages	-	16,926	-	35,812
Selling expenses	-	265	-	2,702
Depreciation and amortization expense	-	987	-	1,975

Total operating expenses	8,853	61,981	14,685	127,882

(Loss) income from operations	(8,853)	(65,242)	(14,685)	(96,736)
Other income (expense):
Interest expense	-	(90,608)	-	(165,601)
Impairment of Notes receivables	-	0	(1,711,003)	-
Loss on Equity investment	(384,850)	(48,330)	(384,850)	(43,447)
Interest income	-	0	-	0
Other income (expense)	-	6,500	(2)	(31,263)

Total other income (expense)	(384,850)	(132,438)	(2,095,854)	(240,311)

(Loss) income before income taxes	(393,702)	(197,681)	(2,110,539)	(337,048)

Provision for income taxes	$ -	$ -	$ -	$ -

Net (Loss) income from continued operations	$ (393,702)	$ (197,681)	$ (2,110,539)	$ (337,048)

Discontinued operations
Loss for the period from discontinued operations
net of tax	$ -	$ 128,717	$ -	$ (992,116)

Loss for the period	$ (393,702)	$ (68,964)	$ (2,110,539)	$ (1,329,164)

Basic earnings per common share
Continued Operations	$ (0.02)	$ (0.01)	$ (0.09)	$ (0.01)
Discontinued Operations	$ -	$ 0.01	$ -	$ (0.04)

Diluted earnings per common share
Continued Operations	$ (0.02)	$ (0.01)	$ (0.09)	$ (0.01)
Discontinued Operations	$ -	$ 0.01	$ -	$ (0.04)
Diluted earnings per common share
Weighted average shares - Basic	22,591,922	22,591,922	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922	22,591,922	22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Cash Flow
	For six months ended June 30,
	2011	2010
		(Restated)

Cash flows from operating activities:
Net income ( loss)	$ (2,110,539)	$ (337,048)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	1,975
(Gain) loss on equity investment	384,850	43,447
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	-	11,213
Inventories	-	4,371
Other current assets	-	10,306
Impairment of notes receivable	1,711,003	-
Increase (decrease) in:
Auction proceeds payable	-	(13,949)
Accounts payable	-	(12,000)
Accrued liabilities	(21,512)	(8,094)
Cash flows from operating activities from discontinued operations	-	(1,470,600)

Net cash provided by (used in) operating activities	(36,199)	(1,770,379)

Cash flows from investing activities:
(Increase) decrease in note receivable	33,000	(1)
Cash flows from investing activities from discontinued operations	-	(1,005,653)

Net cash provided by (used in) investing activities	33,000	(1,005,654)

Cash flows from financing activities:
Proceeds from short-term notes payable	1,169	355,238
Proceeds from issuance of common stock	-	(96,400)
Cash flows from financing activities from discontinued operations	-	(1,535,383)

Net cash provided by (used in) financing activities	1,169	(1,276,545)

Net increase (decrease) in cash and cash equivalents	(2,030)	(4,052,578)

Cash and cash equivalents at beginning of year	3,835	8,636,411

Cash and cash equivalents at end of period	$ 1,805	$ 4,583,835

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

a)      The result of the discontinued operations for three months period ended June 30, 2011 and June 30, 2010 are as follows:

Three Months period                    Three months period

ended June 30, 2011                      ended June 30, 2010

Revenue                                                                                               -                                           10,881,484

Cost of sales                                                                                        -                                              9,407,880

Gross profit                                                                                          -                                              1,473,603

General, selling & administration exp                                            -                                                 565,907

Salaries & wages                                                                                -                                                 364,102

Selling expenses                                                                                  -                                                      1,978

Depreciation & amortization exp                                                   -                                                 212,987

Total Operating expenses                                                                 -                                              1,144,974

Interest expenses                                                                                -                                              (242,733)

Interest income                                                                                   -                                                   21,502

Other income (expense)                                                                    -                                                   21,318

Total other income (expense)                                                          -                                              (199,913)

Income before income tax                                                               -                                                 128,717

Income tax                                                                                          -                                                               -

Net income for the period                                                                 -                                                 128,717

NOTE F – Discontinued Operations – (continued)

b)      The result of the discontinued operations for six months period ended June 30, 2011 and June 30, 2010 are as follows:

  Six Months period                          Six months period

ended June 30, 2011                       ended June 30, 2010

Revenue                                                                                               -                                           16,645,002

Cost of sales                                                                                        -                                           14,778,068

Gross profit                                                                                          -                                              1,866,934

General, selling & administration exp                                            -                                              1,145,475

Salaries & wages                                                                                -                                                 780,422

Selling expenses                                                                                  -                                                   30,119

Depreciation & amortization exp                                                   -                                                 428,424

Total Operating expenses                                                                 -                                              2,384,439

Interest expenses                                                                                -                                              (560,738)

Interest income                                                                                   -                                                   53,023

Other income (expense)                                                                    -                                                   33,105

Total other income (expense)                                                          -                                              (474,610)

Loss before income tax                                                                    -                                              (992,117)

Income tax                                                                                          -                                                              -

Loss from discontinued operations                                                -                                              (992,117)

c)      Cash flows from discontinued operations:

     Six month period                              Six month period

                                                                                                    ended June 30, 2011                       ended June 30,2010

Cash flow from operating activities                                               -                                           (1,470,600)

Cash flow from investing activities                                                -                                           (1,005,653)

Cash flow from financing activities                                               -                                          (1,535,383)

Net cash inflows/(outflows) from

    Discontinued operations                                                               -                                          (4.011, 636)

NOTE G - Restatement of Financial Statements

WWA Group has restated the statement operations for the six months and three months period ended June 30, 2010 to include the impact of discontinued operations.

     Condensed Consolidated Statement of Operations for the three months period ended June 30, 2010:

                                                                                                                                                            As Previously                                       Adjustments               As Restated

                                                             Reported

Revenue                                       $  10,920,284         $  (10,881,484)           $         38,800

Cost of sales                                       9,449,941               (9,407,880)                      42,061

Gross profit (Loss)                              1,470,343               (1,473,604)                      (3,261)

General, selling & administration

   expenses                                             609,710                  (565,907)                      43,803

Salaries & wages                                   381,028                     (364,102)                       16,926

Selling expenses                                        2,243                         (1,978)                             265

Depreciation & amortization ex             213,974                  (212,987)                           987

Total Operating expenses                    1,206,955                  (1,144,974)                        61,981

Interest expenses                                 (333,341)                    242,733                    (90,608)

Interest income                                        21,502                    (21,502)                                -

Loss on equity investment                     (48,330)                                -                    (48,330)

Other income (expense)                           27,818                    (21,318)                        6,500

Total other income (expense)              (332,351)                    199,913                  (132,438)

Loss before income tax                         (68,964)                  (128,717)                  (197,681)

Income tax                                                        -                               -                                -

Net loss from discontinued operations              -                    128,717                    128,717

Loss for the year                           $      (68,964)           $                   -               $      (68,964)

Note G - Restatement of Financial Statements - (continued)

     Condensed Consolidated Statement of Operations for the six months period ended June 30, 2010:

                                                                                                                                                            As Previously                                 Adjustments                     As Restated                                       Reported

Revenue                                $   16,722,364               $  (16,645,002)           $         77,362

Cost of sales                               14,824,285                   (14,778,068)                      46,217

Gross profit                                  1,898,080                     (1,866,935)                      31,145

General, selling & administration

   expenses                                         1,232,868                                                (1,145,475)        87,393

Salaries & wages                             816,234                            (780,422)                       35,812

Selling expenses                                32,821                              (30,119)                           2,702

Depreciation & amortization ex          430,398                                                      (428,423)            1,975

Total Operating expenses                2,512,32                        (2,384,439)                      127,882

Interest expenses                           (726,339)                          560,738                  (165,601)

Interest income                                  53,023                          (53,023)                                -

Loss on equity investment               (43,447)                                      -                    (43,447)

Other income (expense)                       1,842                            (1,842)                                -

Total other income (expense)        (714,921)                          683,658                    (31,263)

Loss before income tax              (1,329,163)                          992,115                  (337,048)

Income tax                                                  -                                      -                                -

Net loss from discontinued

  Operations                                                 -                        (992,116)                 (992,116)

Loss for the period                 $  (1,329,163)               $                     -           $   (1,329,163)

Note H – Subsequent Events

WWA Group evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The sale of WWA Group’s physical auction business - World Wide Auctioneers, Ltd. ("World Wide") - effective October 31, 2010 and ongoing discussions with the Office of Foreign Assets Control ("OFAC") as to the possibility that a debilitating penalty might be levied against us have significantly impacted our business operations as of June 30, 2011.While the sale of World Wide eliminated virtually all of its outstanding liabilities and resulted in a net profit to WWA Group, the resultant loss of income producing activities at year end is formidable. We expect that WWA Group will continue without income into the latter part of 2011when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. However, due to the uncertainty associated with OFAC, the development of Asset Forum is now held in abeyance until such time as this situation is resolved, which resolution can in no way be assured.

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

The results of operations presented herein for the three and six month periods ended June 30, 2011 and June 30, 2010 present World Wide and its operating subsidiaries as discontinued operations and accordingly do not include details of revenue, gross profits, or operating expenses related to World Wide or its operating subsidiaries during such periods.

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

Revenue

Revenue for the three months ended June 30, 2011 was $0 as compared to $38,800 for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 decreased to $0 from $77,362 for the six months ended June 30, 2010.The decrease in revenues over the comparative periods can be attributed to a decrease in revenues from commission and services. WWA Group expects revenue to remain at $0 until such time as it realizes revenue from Asset Forum.

Gross Profit/Loss

Gross loss for the three months ended June 30, 2011 was $0 as compared to $3,261 for the three months ended June 30, 2010. Gross profit for the six months ended June 30, 2011 decreased to $0 from $31,145 for the six months ended June 30, 2010. Direct costs over the comparative three and six month periods remained steady. WWA Group does not expect gross profit in the near term.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 was $8,853 as compared to operating expenses of $61,981 for the three months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 decreased to $14,685 from $127,882 for the six months ended June 30 2010. The decrease in expenses over the comparative periods is attributed to decreases in (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses may increase if capital becomes available to focus on the activities of Asset Forum.

Depreciation and amortization expenses decreased to $0 from $987 over the comparable three months period ended June 30, 2011 and 2010. Depreciation and amortization expenses for the six months ended June 30, 2011 decreased to $0 from $1,975 for the six months ended June 30, 2010. Depreciation and amortization expenses are expected to continue to remain at $0 through 2011.

Other Expenses

Other expenses for the three months ended June 30, 2011 increased to $384,850 from $132,438 for the three months ended June 30, 2010. Other expenses for the six months ended June 30, 2011 increased to $2,095,854 from $240,311 for the six months ended June 30, 2010. The increase in other expenses over the comparative three month periods can be attributed to losses from our equity investment in Infrastructure. The increase in other expenses over the comparative six month periods can be primarily attributed to the impairment of notes receivable from Infrastructure’s subsidiary Intelspec and our Australian associates as well as losses from our equity investment in Infrastructure.

Discontinued Operations

Gains from discontinued operations (World Wide and Crown Diamond Holdings) for the three months ended June 30, 2011 decreased to $0 from $128,717 for the three months ended June 30, 2010. Loss from discontinued operations for the six months ended June 30, 2011 decreased to $0 from $992,116 for the six months ended June 30, 2010.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital surplus of $187,763 as of June 30, 2011. At June 30, 2011, our current assets were $266,640, which consisted of $1,805 in cash and $264,835 in other current assets. Our total assets were $2,289,010, which included current assets, investments in equity interests, and notes receivable. Our current and total liabilities were $78,877. Our total stockholders’ equity at June 30, 2011 was $2,210,133.

Cash flows used in operating activities for the six months ended June 30, 2011, were $36,199 as compared to $1,770,379 for the six months ended June 30, 2010. The decrease in cash flow used in operating activities in the six months ended June 30, 2011 can be attributed primarily to changes in operating assets and liabilities due to decreases in advances to suppliers and decreases in auction proceeds payable, which changes were favorable to cash flow as compared to the previous period. We do not expect to provide cash flows from operations in 2011.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $33,000 as compared to cash flows used in investing activities of $1,005,654 for the six months ended June 30, 2010. Cash flow provided by investing activities in the six months ended June 30, 2011 can be attributed to the decrease in a note receivable. We expect to use cash flows in investing activities going forward as we move to expand on the operations of Asset Forum.

Cash flows from financing activities were $1,169 for the six months ended June 30, 2011 as compared to cash flows used in financing activities of $1,276,545 for the six months ended June 30, 2010.  The cash flows provided from financing activities in the current period are due to proceeds from short-term notes. We expect to generate additional cash flows provided by financing activities in the near term.

Management believes that it had sufficient current assets to meet its current liabilities as of June 30, 2011 based on its calculation of a working capital surplus from operations. However, WWA Group further believes that it has insufficient cash to maintain operations over the next twelve months due to an anticipated transition to a working capital deficit. Our forecast is predicated on the lack of income generating activities in place and the uncertainty surrounding the realization of income generating activities going forward.

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

WWA Group had no commitments for future capital expenditures that were material at June 30, 2011.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A-2, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty be imposed on WWA Group. Due to the passage of statute of limitations and mitigating factors, the base penalty OFAC seeks to impose is $3,438,600, which amount may be reduced by an additional 10% if WWA Group enters into a settlement agreement with OFAC. WWA Group continues the process of negating the basis for the proposed penalty and is in discussions to further mitigate the proposed penalty.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10‑Q/A-2, and are incorporated herein by this reference.

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

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 November 14 , 2011

By: Digamber Naswa

Its: Chief Financial Officer and Principal Accounting Officer

EXHIBITS

Exhibit             Description

31.1*                       Articles of Incorporation of WWA Group (Conceptual Technologies, Inc.) filed with the Nevada Secretary of State on November 26, 1996 (incorporated herein by reference from the Form SB-2 filed with the Commission on December 26, 2007).

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