Form 10-Q
period 2011-09-30
WWA GROUP INC
filed 2011-11-18
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 18, 2011, was 22,591,922.

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

WWA GROUP, INC.
Consolidated Balance Sheets
Assets	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Current assets:
Cash	$710	$3,835
Notes receivable	-	2,932,003
Other current assets	313,180	264,835

Total current assets	313,890	3,200,673

Investment in equity interests	814,263	1,219,219
Notes receivable	1,188,001	-
Investment in related party entity	-	-

Total assets	$2,316,154	$4,419,892

Liabilities and Stockholders' Equity

Current liabilities:
Accrued expenses	$73,470	$92,220
Short Term Debt - Notes Payable	9,144	7,000
Current maturities of long-term debt	-	-

Total current liabilities	82,614	99,220

Long-term debt	-	-

Total liabilities	$82,614	$99,220

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(2,238,133)	(151,000)

Total stockholders' equity:	2,233,539	4,320,672

	$2,316,154	$4,419,892

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Income
	Three months ended September 30		Nine months ended September 30
	2011	2010 (Restated)	2011	2010 (Restated)
Continuing operations
Revenues from commissions and services	$-	$-	$-	$-
Revenues from sales of equipment	$-	$33,000	$-	$72,600
Revenues from Ship Charter	-	-	-	-
Total revenues	-	33,000	-	72,600

Direct costs - commissions and services	-	-	-	9,646
Direct costs - sales of equipment	-	31,800	-	68,371
Gross profit	-	1,200	-	(5,417)

Operating expenses:
General, selling and administrative expenses	4,833	17,234	19,517	104,627
Salaries and wages	-	6,389	-	42,201
Selling expenses	-	176	-	2,878
Depreciation and amortization expense	-	16,852	-	18,827
Total operating expenses	4,833	40,651	19,517	168,533
Loss from operations	(4,833)	(39,450)	(19,517)	(173,949)

Other income (expense):
Interest expense	-	(118,315)	-	(283,916)
Impairment of Notes receivables	-	-	(1,711,003)	-
Loss on Equity investment	(20,106)	90,800	(404,956)	47,353
Interest income	48,345	-	48,345	-
Other income (expense)	-	5,670	(2)	12,170
Total other income (expense)	28,239	(21,844)	(2,067,615)	(224,393)

(Loss) income before income taxes	23,407	(61,295)	(2,087,132)	(398,342)
Provision for income taxes	$-	$-	$-	$-
Net (Loss) income from continued operations	$23,407	$(61,295)	$(2,087,132)	$(398,342)

Discontinued operations
Loss for the period from discontinued operations
net of tax	$-	$(1,263)	$-	$(993,378)

Profit/(Loss) for the period	23,407	(62,558)	(2,087,132)	(1,391,720)

Basic earnings per common share
Continued Operations	$0.001	$(0.003)	$(0.09)	$(0.02)
Discontinued Operations	$-	$(0.00)	$-	$(0.04)
Diluted earnings per common share
Continued Operations	$0.001	$(0.003)	$(0.09)	$(0.02)
Discontinued Operations	$-	$(0.00)	$-	$(0.04)
Diluted earnings per common share
Weighted average shares - Basic	22,591,922	22,591,922	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922	22,591,922	22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.
Unaudited Consolidated Statements of Cash Flow
	For nine months ended September 30,
	2011	2010 (Restated)
Cash flows from operating activities:
Net income ( loss)	$(2,087,132)	$(398,342)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	18,827
(Gain) loss on disposition of assets	-	-
(Gain) loss on equity investment	404,956	(47,353)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	-	1,029
Advance to suppliers	-	-
Inventories	-	4,371
Prepaid expenses	-	-
Other current assets	(48,345)	(264,825)
Impairment of notes receivable	1,711,003	-
Increase (decrease) in:
Auction proceeds payable	-	(16,394)
Accounts payable	-	(12,000)
Accrued liabilities	(18,750)	(56,331)
Cash flow from operating activities from discontinued operations	-	(5,269,603)
Net cash provided by (used in) operating activities	(38,269)	(6,040,621)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Proceeds from sale of investments	-	320,000
Purchase of Investments	-	-
(Increase) decrease in note receivable	33,000	61,100
Proceeds from sale of fixed assets	-	-
Payments received on notes receivable	-	-
Cash flow from investing activities from discontinued operations	-	(1,169,726)
Net cash provided by (used in) investing activities	33,000	(788,626)

Cash flows from financing activities:
Increase (decrease) in line of credit	-	-
Proceeds from short-term notes payable	2,144	648,791
Payments on short-term notes	-	-
Payments/proceeds- long-term debt	-	-
Funds withdrawn/introduced by shareholder (net)	-	(295,463)
Cash flow from financing activities from discontinued operations	-	408,815
Net cash provided by (used in) financing activities	2,144	762,143

Net increase (decrease) in cash and cash equivalents	(3,125)	(6,067,104)
Cash and cash equivalents at beginning of year	3,835	8,636,411
Cash and cash equivalents at end of period	$710	$2,569,307

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

NOTE C - Summary of Significant Accounting Policies – (continued)

Investment in Unconsolidated Entities

The Company accounts for its approximate 17.12% equity investment in an unconsolidated subsidiary under the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. For the quarter ended September 30, 2011 the loss on equity investment amounted to $20,106.

Investment in Related Party Entity

WWA Group did not have any investment in a related party as of September 30, 2011. On October 31, 2010 WWA Group sold all related party investments as a part of sale of Dubai operations. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign affiliate using the fair value measurement principles. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement.

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

WWA Group issued no compensatory options to its employees during the nine months ended September 30, 2011.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on WWA Group’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  WWA Group is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. WWA Group is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of WWA Group.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

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

During the nine months period ended September 30, 2011, the valuation of the Intelspec notes were reduced by one half due to Intelspec’s historical inability to pay the amounts due and the valuation of notes due from WWA Group’s Australian associates were eliminated due to their own insolvency issues.

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

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

Note F – Discontinued Operations

On October 31, 2010 WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide Auctioneers and Crown Diamond Holdings, to Seven International Holding Ltd. at a consideration of $10.

a)      The result of the discontinued operations for three months period ended September 30, 2011 and September 30, 2010 are as follows:

Three Months period	Three months period
ended Sept. 30, 2011	ended Sept. 30, 2010

Revenue	-	10,290,386
Cost of sales	-	9,061,195
Gross profit	-	1,229,190
General, selling & administration exp	-	407,464
Salaries & wages	-	298,725
Selling expenses	-	18,755
Depreciation & amortization exp	-	209,421
Total Operating expenses	-	934,365
Interest expenses	-	(327,365)
Interest income	-	24,095
Other income (expense)	-	7,183
Total other income (expense)	-	(296,087)
Income (loss) before income tax	-	(1,263)
Income tax	-	-
Net income (loss) for the period	-	(1,263)

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

b)      The result of the discontinued operations for nine months period ended September 30, 2011 and September 30, 2010 are as follows:

Nine Months period	Nine months period
ended Sept.30, 2011	ended Sept. 30, 2010

Revenue	-	26,966,650
Cost of sales	-	23,839,263
Gross profit	-	3,127,387
General, selling & administration exp	-	1,552,939
Salaries & wages	-	1,079,148
Selling expenses	-	48,873
Depreciation & amortization exp	-	637,844
Total Operating expenses	-	3,318,804
Interest expenses	-	(888,104)
Interest income	-	77,118
Other income (expense)	-	9,026
Total other income (expense)	-	(801,960)
Loss before income tax	-	(993,378)
Income tax	-	-
Loss from discontinued operations	-	(993,378)

Note F – Discontinued Operations - continued

c)      Cash flows from discontinued operations

Nine month period	Nine month period
ended Sept. 30, 2011	ended Sept. 30,2010

Cash flow from operating activities	-	(5,269,603)
Cash flow from investing activities	-	(1,169,726)
Cash flow from financing activities	-	408,815
Net cash inflows/(outflows) from Discontinued operations	-	(6,030,514)

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

NOTE G - Restatement of Financial Statements

WWA Group has restated the statement operations for the three months and nine months period ended September 30, 2010 to include the impact of discontinued operations.

     Condensed Consolidated Statement of Operations for the three months period September 30, 2010:

As Previously		Adjustments	As Restated
Reported

Revenue	$ 10,329,056	$ (10,296,056)	$ 33,000
Cost of sales	9,092,995	(9,061,195)	31,800
Gross profit (Loss)	1,236,061	(1,234,861)	1,200
General, selling & administration expenses	424,698	(407,464)	17,234
Salaries & wages	305,114	(298,725)	6,389
Selling expenses	18,931	(18,755)	176
Depreciation & amortization ex	226,273	(209,421)	16,852
Total Operating expenses	975,016	(934,365)	40,651
Interest expenses	(445,680)	327,365	(118,315)
Interest income	24,095	(24,095)	-
Loss on equity investment	0	90,800	90,800
Other income (expense)	97,983	(92,313)	5,670
Total other income (expense)	(323,602)	(301,758)	(21,844)
Loss before income tax	(62,557)	(1,262)	(61,295)
Income tax	-	-	-
Net loss from discontinued operations	-	(1,263)	(1,263)
Loss for the year	$ (62,557)	$ (1)	$ (62,558)

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

NOTE G - Restatement of Financial Statements- (continued)

Condensed Consolidated Statement of Operations for the nine months period ended September 30, 2010:

As Previously Reported		Adjustments	As Restated

Revenue	$ 27,051,420	$ (26,978,820)	$ 72,600
Cost of sales	23,917,280	(23,839,263)	78,017
Gross profit (Loss)	3,134,140	(3,139,557)	(5,417)
General, selling & administration expenses	1,657,566	(1,552,939)	104,627
Salaries & wages	1,121,349	(1,079,148)	42,201
Selling expenses	51,751	(48,873)	2,878
Depreciation & amortization ex	656,671	(637,844)	18,827
Total Operating expenses	3,487,337	(3,318,804)	168,533
Interest expenses	(1,172,020)	(888,401)	(283,916)
Interest income	77,118	(77,118)	-
Loss on equity investment	0	47,353	47,353
Other income (expense)	56,379	(44,209)	12,170
Total other income (expense)	(1,038,523)	(814,130)	(224,393)
Loss before income tax	(1,391,720)	(993,378)	(398,342)
Income tax	-	-	-
Net loss from discontinued Operations	-	(993,378)	(993,378)
Loss for the period	$ (1,391,720)	$ -	$(1,391,720)

NOTE H – Investments

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

NOTE H – Investments- (continued)

As of December 31, 2009 the Company owns 30% equity interest in Intelspec International, Inc. The Company accounts for its interest in Intelspec using the equity method of accounting whereby the Company records its proportionate share of the net income or loss attributable to the equity interest. In April 2010 Intelspec got merged with IDVC a public ltd company. In July 2010 IDVC raised additional capital through issuance of stock thus resulting in further reduction of Company’s ownership interest to 18%.

WWA GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

September 30, 2011

Below is the information of unaudited Asset and Liabilities as of September 30, 2011 and September 30, 2010 and unaudited result of operation for the period ended then.

Infrastructure Developments Corp

Consolidated Balance Sheet (Unaudited)

September 30, 2011		September 30, 2010
Current Asset	$ 156,849	$3,925,259
Fixed Asset Net	$ -	$2,193,469
Total Asset	$ 156,849	$6,118,728
Current Liabilities	$ 625,254	$3,414,637
Long term Liabilities	$ 2,409,003	-
Stock Holders’ Equity	$(2,877,408)	$2,704,091
Total Liabilities & Stock Holders’ Equity	$ 156,849	$6,118,728

Infrastructure Developments Corp.

Consolidated Statements of Operations (Unaudited)

Revenue	$279,728	$311,903
Cost of Goods sold	$256,525	$369,389
Gross profit (Loss)	$ 23,203	($ 57,486)
Total Operating exp	$ 101,507	$176,152
Income (Loss) from Operations	($ 78,305)	($233,639)
Total other income (loss)	($ 39,136)	($ 290)
Provision for Income Tax	-	-
Net Loss	($ 117,441)	($ 233,929)

Note I – Subsequent Events

WWA Group evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The sale of WWA Group’s physical auction business - World Wide Auctioneers, Ltd. ("World Wide") - effective October 31, 2010 and ongoing discussions with the Office of Foreign Assets Control ("OFAC") as to the possibility that a debilitating penalty might be levied against us have significantly impacted our business operations as of September 30, 2011.While the sale of World Wide eliminated virtually all of its outstanding liabilities and resulted in a net profit to WWA Group, the resultant loss of income producing activities at year end is formidable. We expect that WWA Group will continue without income into the latter part of 2011when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. However, due to the uncertainty associated with OFAC, the development of Asset Forum is now held in abeyance until such time as this situation is resolved, which resolution can in no way be assured.

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

Infrastructure

WWA Group maintains a 17.12% equity interest in Infrastructure, a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. We believe that despite the global economic downturn that a significant number of projects fall within the criteria expressed by Infrastructure. We remain positive that Infrastructure can compete for such projects.

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

Results of Operations

During the nine month period ended September 30, 2011, WWA Group (i) continued early development of Asset Forum, (ii) sought construction management projects for the benefit of Infrastructure, (iii) began the search for a business opportunity for development, merger or acquisition, (iv) continued discussion with OFAC regarding International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan (see Legal Proceedings, below), and (v) satisfied continuous public disclosure requirements.

The results of operations presented herein for the three and nine month periods ended September 30, 2011 and September 30, 2010 present World Wide and its operating subsidiaries as discontinued operations and accordingly do not include details of revenue, gross profits, or operating expenses related to World Wide or its operating subsidiaries during such periods.

Net Loss/Income

Net income for the three months ended September 30, 2011 was $23,407 from a net loss of $61,295 for the period ended September 30, 2010. Net loss for the nine months ended September 30, 2011 increased to $2,087,132 from $398,342 for the period ended September 30, 2010. The transition to net income from net loss over the comparative three month periods can be attributed to the decrease in the loss from operations to $4,833 from $39,450 and interest income of $48,345 accrued from amounts due to us by Infrastructure offset by loss on our equity investment in Infrastructure of $20,106 in the current three month period. The increase in net loss over the comparative nine month periods can be primarily attributed to the impairment of notes receivable from Infrastructure’s subsidiary and our Australian associates as well as losses from our equity investment in Infrastructure. WWA Group expects that it will continue to realize net losses through 2011 or until such time as Asset Forum realizes revenue or WWA Group realizes a return on its equity investment in Infrastructure which result can in no way be assured.

Revenue

Revenue for the three months ended September 30, 2011 and September 30, 2010 was $0. Revenue for the nine months ended September 30, 2011 decreased to $0 from $72,600 for the nine months ended September 30, 2010.The decrease in revenues over the three and nine month periods can be attributed to the complete absence of revenues from commission and services in either of the comparative periods. WWA Group does not expect to realize revenue until such time as it develops revenue in connection with the prospective results of Asset Forum.

Gross Profit/Loss

Gross profit for the three months ended September 30, 2011 was $0 as compared to a gross profit of $1,200 for the three months ended September 30, 2010. Gross loss for the nine months ended September 30, 2011 decreased to $0 from $5,417 for the nine months ended September 30, 2010. The absence of a gross profit or loss in the current three and nine month periods can be attributed to a lack of revenue. WWA Group does not expect gross profit until it commercializes Asset Forum or acquires an additional operating business.

Operating Expenses

Operating expenses for the three months ended September 3 0, 2011 was $4,833 as compared to operating expenses of $40,651 for the three months ended September 30, 2010. Operating expenses for the nine months ended September 30, 2011 decreased to $19,517 from $168,533 for the nine months ended September 30 2010. The decrease in expenses over the comparative periods is attributed to decreases in (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group expects that operating expenses will increase if capital becomes available to focus on the development of Asset Forum.

Depreciation and amortization expenses decreased to $0 from $16,852 over the comparable three months period ended September 30, 2011 and 2010. Depreciation and amortization expenses for the nine months ended September 30, 2011 decreased to $0 from $18,827 for the nine months ended September 30, 2010. Depreciation and amortization expenses are expected to continue to remain at $0 through 2011.

Other Income/Expense

Other income for the three months ended September 30, 2011was $28,239 as compared to other expense of $21,844 for the three months ended September 30, 2010. Other expenses for the nine months ended September 30, 2011 increased to $2,087,132 from $398,342 for the nine months ended September 30, 2010. The transition to other income in the three months ended September 30, 2011 from other expense in the comparative three month period can be attributed to the elimination of interest expense in the prior period and the increase in interest income in the current period. The increase in other expenses over the comparative nine month periods can be primarily attributed to the impairment of notes receivable from Infrastructure’s subsidiary Intelspec and our Australian associates as well as losses from our equity investment in Infrastructure. WWA Group expects other expense through the end of 2011 as it continues to recognize significant losses associated with the impairment of notes receivable and losses from its equity investment in Infrastructure.

Discontinued Operations

Gains from discontinued operations (World Wide and Crown Diamond Holdings) for the three months ended September 30, 2011 were $23,407 from losses from discontinued operations of $61,295 for the three months ended September 30, 2010. Losses from discontinued operations for the nine months ended September 30, 2011 increased to $2,087,132 from $1,391,720 for the nine months ended September 30, 2010.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

WWA Group had a working capital surplus of $231,276 as of September 30, 2011. At September 30, 2011, our current assets were $313,180, which consisted of $710 in cash and $313,180 in other current assets. WWA Group’s total assets were $2,316,154, which included current assets, investments in equity interests, and notes receivable. Our current and total liabilities were $82,614. Total stockholders’ equity at September 30, 2011 was $2,233,539.

Cash flows used in operating activities for the nine months ended September 30, 2011, were $38,269 as compared to $6,040,621 for the nine months ended September 30, 2010. The change in cash flow used in operating activities in current nine month period can be attributed primarily to operating activities from discontinued operations of $5,269,603 in the nine months ended December 31, 2010 due to the sale of World Wide and its operating subsidiaries. WWA Group expects to continue to use cash flow in operating activities until such time as it realizes net income from operations.

Cash flows provided by investing activities for the nine months ended September 30, 2011 were $33,000 as compared to cash flows used in investing activities of $788,626 for the nine months ended September 30, 2010. Cash flow provided by investing activities in the nine months ended September 30, 2011 can be attributed to the decrease in a note receivable. The transition to cash flow provided by investing activities in the current nine month period can be attributed primarily to the absence of cash flow from investing activities in discontinued activities of $1,169,726 in the prior nine month period. WWA Group expects to use cash flows in investing activities going forward as it moves to develop the operations of Asset Forum.

Cash flows from financing activities were $2,144 for the nine months ended September 30, 2011 as compared to cash flows from financing activities of $762,143 for the nine months ended September 30, 2010.  The cash flows provided from financing activities in the current period are due to proceeds from short-term notes. WWA Group expects to generate additional cash flows provided by financing activities in the near term in order to maintain operations.

WWA Group’s current assets are insufficient to meet its current obligations or to satisfy cash needs over the next twelve months and as such WWA Group will require debt or equity financing.

WWA Group’s position is predicated on a lack of income generating activities in place and uncertainty surrounding the future realization of income generating activities as a result of our prospective development of Asset Forum or otherwise. We had no commitments or arrangements for financing at September 30, 2011 though WWA Group is pursuing a number of prospective sources that include shareholder loans, the sale of equity, the procurement of long term debt or the settlement of additional debt for equity. WWA Group faces certain financial obstacles to attracting new financing due to a volatile historical record that included net losses and working capital deficits. Despite all efforts, WWA Group can provide no assurance that it will be able to obtain the requisite financing to meet stated objectives or even to continue as a going concern.

The sale of WWA Group’s physical auction business effectively ended revenue producing activities. Future revenue producing activities are predicated on the commercialization of those activities currently offered by a subsidiary at no cost. Unfortunately, the uncertainties surrounding the prospective outcome of a possible penalty being levied against us in addition to those uncertainties associated with the prospective success of its business model going forward do not cause WWA Group to rely on unrealized revenue.

The equity and debt markets for public issuers have been negatively affected by the overall downturn in the economy. WWA Group’s challenge to finance operations from debt or equity financings is further complicated by the decrease in the market value of its common stock and an inability to show income generating activities. Instead prospective financings may have to consist of shareholder loans for which WWA Group has no commitments.

Since WWA Group does not expect to generate cash flows from operating activities until such time as revenue generating activities are in place and uncertainties surrounding the possible imposition of a penalty are resolved, its continued operation will rely on the realization of debt or equity financing, which realization can in no way be assured.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at September 30, 2011.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of September 30, 2011.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2011, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note C to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in WWA Group's Form 10-K/A, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Results of Operations and Description of Business, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this quarterly report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Stock-Based Compensation

WWA Group has adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

WWA Group accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

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

Despite WWA Group’s contention to the contrary, OFAC has proposed that a fine of $3,438,600 be imposed as a penalty for WWA Group allegedly operating in contravention of U.S. law. WWA Group is in the process of negating the basis for the proposed fine. Nevertheless, in the event that OFAC imposes a civil monetary penalty on WWA Group such determination would have an immediate impact on WWA Group’s ability to continue as a going concern.

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

Our internal controls over financial reporting are not considered effective, which determination may result in a loss of investor confidence in our reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.                                                                    Date

/s/ Eric Montandon                                                                  November 18, 2011

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa                                                                 November 18, 2011

By: Digamber Naswa

Its: Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

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