Form 10-K/A
period 2010-12-31
WWA GROUP INC
filed 2012-02-07
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

EXPANATORY NOTE

WWA Group’s Form 10-K filed on April 15, 2011 (the “Original Filing”) and WWA Group’s Form 10-K/A filed on November 14, 2011 are amended hereby in their entirety on this Form 10-K/A-2 (this “Second Amendment”) to: (i) include amended consolidated income statement; (ii) include amended consolidated statements of cash flows that utilize the indirect method to adjust net income to reconcile to net cash provided by operating activities and properly reconcile the comparative annual periods; (iii)  amend our disclosure in Note M – Segment Information to reconcile segment information with amounts reported in our financial statements, (iv) amend Note N and Note O to reconcile with changes made in the consolidated statements of cash flow; (v) amend our management discussion of financial condition and results of operations to reconcile with changes made to the consolidated statements of cash flows; and (vi)  a  revised audit report.

Unless indicated otherwise, the disclosures in this Second Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Second Amendment should be read in conjunction with WWA Group’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including any amendments to those filings.

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

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased to $207,638 from $721,810 for the year ended December 31, 2009, a decrease of 71%. The decrease in expenses over the comparative periods can be primarily attributed to management’s imposition of operating efficiencies. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will remain relatively consistent in future periods.

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

Discontinued Operations

Loss from the discontinued operations of World Wide and Crown for the year ended December 31, 2010 decreased to $439,531 from $921,337 for the year ended December 31, 2009. Additionally, the Company recognized a loss on the sale of World Wide and Crown of $749,227 for the year ended December 31, 2010.

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

Cash flows used in operating activities for the year ended December 31, 2010, were $4,709,314 as compared to cash flows used in operating activities of $4,779 for the year ended December 31, 2009. The increase in cash flow used in operating activities in the year ended December 31, 2010 can be attributed primarily to $3,452,778 being the amount of cash flow used in operating activities of discontinued operations. We do not expect to provide cash flows from operations in 2011.

Cash flows provided by investing activities for the year ended December 31, 2010 were $5,391,385 as compared to cash flows used in investing activities of $339,130 for the year ended December 31, 2009. Cash flow provided by investing activities in the year ended December 31, 2010 can be primarily attributed to$6,390,705 being amount of cash flow provided by investing activities of discontinued operations and due to decrease in notes receivables $570,093and decrease in net assets on sale of subsidiary $749,237.We expect to use cash flows in investing activities going forward as we move to expand on the operations of Asset Forum.

Cash flows used in financing activities were $720,388 for the year ended December 31, 2010 as compared to cash flows provided by financing activities of $384,479 for the year ended December 31, 2009.  The transition to cash flows used in financing activities in the current period relates to cash flow used in financing activities of discontinued operations. We expect to generate cash flows provided by financing activities in the near term.

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

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in this Form 10-K/A-2, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

To the Board of Directors

WWA Group, Inc.

700 Lavaca Street, Suite 1400, Austin Texas 78701

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

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Hayward, CA

February 3, 2012

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

WWA GROUP, INC.
Consolidated Statements of Income

	For The Year Ending Dec 31
	2010	2009
	(Restated)

Continuing Operations
Revenues from commissions and services	$ 12,170	$ 87,652
Revenues from sales of equipment	$ 72,600	$ 15,000
Total revenues	84,770	102,653

Direct costs - commissions and services	9,646	155,027
Direct costs - sales of equipment	68,371	12,000
Gross profit	6,753	(64,374)
Operating expenses:
General, selling and administrative expenses	143,733	598,782
Salaries and wages	42,201	14,855
Selling expenses	2,878	107,251
Depreciation and amortization expense	18,827	921
Total operating expenses	207,638	721,810
Income (Loss) from operations	(200,884)	(786,183)

Other income (expense):
Interest expense	(318,282)	(201,420)
Loss on equity investment	47,353	8,747
Total other expense	(270,929)	(192,675)
Loss before income taxes	(471,813)	(978,859)
Provision for income taxes	$ -	$ -

Loss for the year from continuing operations	$ (471,813)	$ 978,859)

Discontinued operations

Loss for the year from discontinued operations net of tax	(439,531)	(921,337)
Loss recognized on sale of World Wide Auctioneers, Ltd
and Crown Diamond Holdings Ltd	(749,227)	-

Loss for the year	(1,660,570)	(1,900,196)

Basic earnings per common share
Continued Operation	$ (0.05)	$ (0.04)
Discontinued operations	$ (0.02)	$ (0.04)

Diluted earnings per common share
Continued Operation	$ (0.05)	$ (0.04)
Discontinued operations	$ (0.02)	$ (0.04)

Weighted average shares - Basic	22,591,922	22,591,922
Weighted average shares - Diluted	22,591,922	22,591,922

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

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For year ending Dec 31,
	2010 (Restated)	2009
Cash flows from operating activities:
Net income ( loss)	$ (1,660,570)	$ (1,900,196)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	18,827	921
(Gain) loss on disposition of assets	0	0
(Gain) loss on revaluation of investment	0	0
(Gain) loss on sale of subsidiary	749,227	0
(Gain) loss on equity investment	(47,353)	(8,747)
Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	1,029	(1,029)
Advance to suppliers	0	0
Inventories	6,977	(6,977)
Prepaid expenses	0	0
Other current assets	(264,835)	0
Other assets	0	0
Increase (decrease) in:
Auction proceeds payable	(16,394)	16,394
Accounts payable	(12,000)	12,000
Accrued liabilities	(31,443)	123,663
Cash flows from operating activities from discontinued operations	(3,452,778)	1,759,192
Net cash provided by (used in) operating activities	(4,709,314)	(4,779)
Cash flows from investing activities:
Purchase of property and equipment	0	(19,748)
Proceeds from sale of Investments	320,000	0
Proceeds from sale of subsidiary	10	0
(Increase) decrease in note receivable	(570,093)	509,273
(Increase) decrease in net assets on sale of subsidiary	(749,237)
Proceeds from sale of fixed assets	0	0
Payments received on notes receivable	0	0
Cash flows from investing activities from discontinued operations	6,390,705	(828,655)
Net cash provided by (used in) investing activities	5,391,385	(339,130)
Cash flows from financing activities:
Increase (decrease) in line of credit	0	0
Proceeds from short-term notes payable	6,400	600
Payments on short-term notes	0	0
Payments/proceeds- long-term debt	0	0
Adjustment of inter company		0
Cash flows from financing activities from discontinued operations	(726,788)	383,879
Net cash provided by (used in) financing activities	(720,388)	384,479
Net increase (decrease) in cash and cash equivalents	(38,317)	40,570
Cash and cash equivalents at beginning of year	42,152	1,580
Cash and cash equivalents at end of period	$ 3,835	$ 42,152

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

a) Certain financial information concerning WWA Group's operations in different segments is as follows:

	CONTINUED OPERATIONS		DISCONTINUED OPERATIONS
	For the years ended December 31,	Equipment Auctions	Equipment Auctions	Ship Chartering

Revenues	2010	84,770	30,129,400	550,000
	2009	102,653	36,175,652	630,000
Operating expenses	2010	(285655)	(29,994,624)	(229,872)
	2009	(888,837)	(36,581,657)	(386,052)
Operating income (loss)	2010	(200,884)	134,776	320,128
	2009	(786,184)	(406,005)	243,948
Interest expense	2010	(318,282)	(1,016,678)	-
	2009	(201,420)	(850,554)
Other income (expense)	2010	47,353	87,388	-
	2009	8,747	92,300
Assets (net of intercompany accounts)	2010	4,419,892	-	-
	2009	3,922,761	24,163,582	3,676,750
Depreciation and amortization	2010	18,827	347,507	357,955
	2009	921	962,213	162,500
Property and equipment acquisitions	2010	-	-	-
	2009	19,748	1,992,208

(b) Information of geographic area of revenue:

                                                                                           Year ended                                   Year ended

                                                                             December 31, 2010                     December 31, 2009

U.A.E.                                                                            $ 17,067,651                                $ 27,859,376

Australia                                                                             8,746,200                                                       -

Qatar                                                                                       462,079                                                      -

Saudi Arabia                                                                            99,970                                                       -

Philippines                                                                                           -                                     1,508,500

Singapore                                                                         $                 -                                  $     250,000

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

a)       The result of the discontinued operations are as follows:

            2010                                           2009

Revenue                                                                                           30,679,400                           36,805,652

Cost of sales                                                                                    26,571,405                           31,601,243

Gross profit                                                                                        4,107,995                             5,204,409

General, selling & administration exp                                           1,682,970                              2,565,714

Salaries & wages                                                                              1,174,381                              1,559,129

Selling expenses                                                                                    55,420                                 117,936

Depreciation & amortization exp                                                      705,462                              1,124,713

Total Operating expenses                                                              3,618,234                              5,367,492

Interest expenses                                                                            (1,016,678)                              (850,554)

Interest income                                                                                       82,214                                 145,415

Loss on equity investment                                                                             -                                 (31,250)

Other income (expense)                                                                           5,174                                (21,865)

Total other income (expense)                                                          (929,290)                              (758,254)

Loss before income tax                                                                    (439,531)                              (921,337)

Income tax                                                                                                       -                                            -

Net loss from discontinued operations                                          (439,531)                              (921,337)

Loss on disinvestment of World Wide

  Auctioneers Ltd & Crown Diamond

  Holdings Ltd                                                                                     (749,227)                                           -

b)       Cash flows from discontinued operations                                2010                                             2009

Cash flow from operating activities                                            (3,452,778)                              1,759,192

Cash flow from investing activities                                               6,390,705                              (828,655)

Cash flow from financing activities                                               (726,788)                                 383,879

Net cash inflows/(outflows) from

   discontinued operations                                                               2,211,139                           (1,314,416)

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

Condensed Consolidated Statement of Operations for the year ended December 31, 2010:

                                                           As Previously          Adjustments              As Restated

                                                                  Reported

Revenue                                            $   30,764,170        $      (30,679,400)         $           84,770

Cost of sales                                           26,649,422               (26,571,405)                       78,017

Gross profit                                              4,114,748                 (4,107,995)                         6,753

General, selling & administration

   expenses                                                1,826,703               (1,682,970)                      143,733

Salaries & wages                                       1,216,582              (1,174,381)                        42,201

Selling expenses                                             58,298                   (55,420)                         2,878

Depreciation & amortization exp                    724,289                 (705,462)                       18,827

Total Operating expenses                            3,825,872              (3,618,234)                     207,638

Interest expenses                                      (1,334,960)                 1,016,678                  (318,282)

Interest income                                              82,214                      (82,214)                           -

Loss on equity investment                               47,353                                -                    47,353

Loss on sale of subsidiary                            (749,227)                     749,227                            -

Other income (expense)                                   5,174                         (5,174)                          -

Total other income (expense)                    (1,949,446)                   1,678,517                 (270,929)

Loss before income tax                             (1,660,570)                   1,188,757                 (471,813)

Income tax                                                              -                                -                            -

Net loss from discontinued

  Operations                                                             -                   (439,531)                  (439,531)

Loss on disinvestment of World

 Wide Auctioneers Ltd & Crown

  Diamond Holdings Ltd                                          -                      749,227                    749,227

Loss for the year                              $   (1,660,570)         $                     -         $    (1,660,570)

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE O –RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet as of December 31, 2009:

                                                               As Previously           Adjustments            As Presented

                                                                  Reported                                                Herein For

                                                                                                                               Comparison

Assets

Current assets                                             $23,296,353          $ (20,884,285)               $2,412,068

Asset of discontinued operations                                   -               21,449,627               21,449,627

Total Current Asset                                       23,296,353                   565,343               23,861,696

Property and equipment, net                             6,409,532               (6,390,705)                    18,827

Investment in equity interest                             1,491,866                            -                  1,491,866

Investment in related party entity                           31,250                  (31,250)                             -

Other assets                                                       534,093                 (534,093)                            -

Noncurrent asset of discontinued operations                    -               6,390,705                 6,390,705

Total Assets                                              31,763,094                          (1)            31,763,093

Liabilities and Stockholder’s Equity

Current Liabilities                                           25,055,062             (24,902,405)                   152,657

Long-term debt                                                  726,788                             -                    726,788

Stock holder’s equity                                        5,981,242                             -                 5,981,242

Liabilities of discontinued operations                              -                24,902,406               24,902,406

Total Liabilities and

  Stockholder’s equity                            $31,763,094             $              (1)         $31,763,093

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (RESTATED)

DECEMBER 31, 2010 AND 2009

NOTE O –RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

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

WWA Group has also changed the presentation of its Consolidated Statement of Cash Flow to correctly reflect cash provided by or used in operating activities.

NOTE P - SUBSEQUENT EVENTS

WWA Group evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were originally issued. Other than the events noted below, WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2010 2009	72,000 72,000	- -	- -	- -	- -	- -	- -	72,000 72,000
Digamber Naswa, CFO	20102009	104,000 104,000	- -	- -	- -	- -	- -	- -	104,000 104,000

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-24, and are included as part of this Form 10-K/A-2:

            Financial Statements of WWA Group for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K/A-2, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A-2 because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	February 6, 2012
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	February 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	February 6, 2012
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	February 6, 2012
/s/ Yogesh Saxena Yogesh Saxena Director	February 6, 2012

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

14*                  Code of Ethics adopted March 28, 2004 (incorporated herein by reference from the Form 10-KSB filed with the Commission on March 30, 2005).

21                    Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-K/A filed with the Commission on November 14, 2011).

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