Form 10-K/A
period 2010-12-31
WWA GROUP INC
filed 2012-03-05
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-3

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

EXPANATORY NOTE

WWA Group’s Form 10-K filed on April 15, 2011 (the “Original Filing”), Form 10-K/A filed on November 14, 2011 and Form 10-K/A-2 filed on February 7, 2012 are amended on this Form 10-K/A-3 (this “Third Amendment”) to include Exhibit 23.2, Consent of Independent Registered Public Accounting Firm to the use of Pinaki & Associates LLC’s audit report dated February 3, 2012 in connection with the registration of The 2006 Benefit Plan of WWA Group, Inc. pursuant to which we may issue stock, or grant options to acquire, up to 2,500,000 shares of WWA Group's common stock to employees or other individuals. including consultants or advisors, who render services to WWA Group or our subsidiaries. As of December 31, 2010 1,250,000 registered securities remained available for issuance or grant under the Plan.

Unless indicated otherwise, the disclosures in this Third Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Third Amendment should be read in conjunction with WWA Group’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including any amendments to those filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	February 29, 2012
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	February 29, 2012
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	February 29, 2012
/s/ Yogesh Saxena Yogesh Saxena Director	February 29, 2012