Form 10-K
period 2011-12-31
WWA GROUP INC
filed 2012-04-16
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-26927

WWA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)

700 Lavaca Street, Suite 1400, Austin, Texas  78701

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

Yes ☑ No ☐

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (14,105,440 shares) was approximately $1,622,125 based on the average closing bid and ask prices ($0.115) for the common stock on April 12, 2012.

At April 13, 2012 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 22,591,922.

PART I

ITEM 1.          BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

WWA Group was incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On April 9, 1998, the company’s name changed to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, the company acquired World Wide Auctioneers, Ltd. (“World Wide”) a British Virgin Island registered company and changed our name to “WWA Group, Inc.” On October 31, 2010, WWA Group sold World Wide to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company, for Seven’s assumption of the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds a consolidated 57.6% equity position.

Our business office is located 700 Lavaca Street, Suite 1400, Austin, Texas, 78701, and our telephone number is (480) 505-0070. Our registered statutory office is located at the UPS Store 1650 3395 South Jones Boulevard, Las Vegas, Nevada 89146.

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG” and maintains a corporate website at www.wwagroup.com. The information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

The Company

Business Summary

Asset Forum

WWA Group holds a majority interest in Asset Forum, an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2011.

Infrastructure

Project Management

WWA Group maintains a consolidated 57.6% equity interest in Infrastructure, a project management company due to the conversion of a promissory note due into shares of Infrastructure on November 21, 2011.

Infrastructure is a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Infrastructure seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. US Military contracts in Southeast Asia have been a significant source of recent work, with Infrastructure’s projects including:

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

•         Design/build contract for the US Navy’s Lido Phase II project in Indonesia  consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; contract awarded September 29, 2010. (Infrastructure was unable to complete this project due to issues related to its subcontractors so work was abandoned at the end of 2011.)

The number of U.S. government projects available for bidding within Infrastructure’s target range is enormous. The challenge facing Infrastructure is not finding projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing Infrastructure to unnecessary risks. The U.S. government selection criteria for successful bids are predicated on “lowest price” and “technically acceptable”.  Since Infrastructure has determined that the margins on many of these "lowest price" projects is too small, it has suspended bidding on a wide range of projects and instead has decided to focus its bidding on specialty contracts that do not have hundreds of bidders with whom it must compete.

Prefabricated Housing

Infrastructure is a co-distributor with another affiliated company for several types of highly portable and economical prefabricated structures manufactured in China and Thailand. These structures are ideal for use as residences or offices space on project sites, and are also a useful solution for disaster relief situations and other environments requiring the rapid deployment of low-cost housing structures.

The market for disaster relief and reconstruction efforts encompasses affected populations as well as rapidly deployable operation and residence bases for relief personnel. The need for this type of structure has been powerfully underscored by recent earthquakes and tsunamis. Infrastructure believes that low-cost, readily transportable prefabricated structures are an ideal solution providing both immediate relief and long-term viability for disaster-affected areas, and it is actively pursuing relationships with both relief agencies and governments of disaster-prone areas.

Domestic Operations

Infrastructure has more recently begun contact with major U.S. construction firms to establish strategic partnerships for domestic U.S. military construction projects. One of these relationships as enabled Infrastructure with the facility to bid and work on facilities of a classified nature in the United States, a separate and highly specialized market. Infrastructure continues to pursue strategic partnerships but to date has not bid on any domestic projects.

Alternative Fuels

During the six month transition period ended December 31, 2011, Infrastructure decided to diversify its operations to address the worldwide demand for transportation and energy generation alternative fuels.

Infrastructure's first step into the alternative fuels business was with operations at its facility in Chonburi, Thailand with the diesel to CNG conversion of a 250Kva/200Kw Cummins diesel generator at the end of 2011. Infrastructure expects to expand CNG operations with additional generator acquisitions, conversions and sales in Thailand in the coming months.

Infrastructure entered into a memorandum of understanding with Cleanfield Energy, Inc. ("Cleanfield") on July 1, 2011, as amended on July 7, 2011 to focus on developing a network of CNG conversion facilities and fueling stations in key areas where the market is already sustainable. Cleanfield was formed in Arizona for the purpose of pursuing opportunities in the natural gas powered engine industry. The founder spent three years researching and consulting on the industry in the western and southern United States, and developing a business plan suitable for entering into the industry in its early stage. The founder was attracted to partnering with Infrastructure for its project management experience and its Utah base. Utah is one of the leading states in the U.S. for natural gas engine power and clean energy initiatives.

Cleanfield’s business model has unique advantages for both investors and communities. Investors have the opportunity to develop a locally oriented, environmentally sensitive business in an industry that’s already making money and that has almost unlimited potential. Communities can seize the opportunity to promote clean energy and local and national employment. Both can take advantage of a huge array of federal and state governmental incentives designed to promote the transition from expensive, polluting, imported gasoline and diesel to clean, affordable CNG.

Cleanfield has also partnered with U-Fix-It Center – a Tempe, Arizona-based automotive services facility – to provide the Company's CNG vehicle conversion in the Phoenix area. U-Fix-It’s staff are certified installers and safety inspectors of EPA certified CNG conversion kits. U-Fix-It Center operates a 22-bay repair center offering a broad spectrum of automotive services. Cleanfield’s agreement with U-Fix-It provides for the use of U-Fix-it facilities and the execution of conversion jobs by U-Fix-It mechanics on a per-job basis. These terms allow Cleanfield to enter the conversion business with minimal startup cost, without carrying the overhead cost of the facility and mechanics. Cleanfield also leases space from the U-Fix-It Center.

The memorandum of understanding provides Infrastructure with the exclusive right to collaborate with Cleanfield and the right of first refusal to acquire or form a more comprehensive joint venture with Cleanfield. Infrastructure is committed to providing Cleanfield with interim funding to cover expenses for the furtherance of its business plan.

Products

Cleanfield is an authorized distributor and installer of conversion kits and natural gas compressors produced by Go Natural, a Utah-based company that has emerged as a leading player in the CNG conversion field. All Go Natural products have full EPA and CARB approval.

Go Natural offers one of the largest ranges of EPA and CARB conversion kits in the industry, enabling Cleanfield to service and convert a large number of vehicle types. Since Go Natural’s primary facility is located in Woods Cross, Utah, necessary parts and kits can be easily transported to the Cleanfield facility.

Go Natural products are price-competitive. The cost of conversion and EPA certified vehicle starts at about $7,500 and increases primarily based upon on cylinder configuration. CNG Kits start at $6,000 and fuel cylinders start at $1,500 each, installed. Depending on range needed more than one cylinder can be used.

The installed system includes:

  The Cylinder is used to store CNG at a working pressure of 200 bar that is fitted with a shutoff valve and a safety burst disc. The cylinders are type approved by the Chief Controller of Explosives, Government of India
  The Vapor Bag encloses the cylinder valve and the pipes connecting it and is vented out of the car
  High Pressure Fuel Lines connect the refueling valve to the CNG Cylinder and Pressure Regulator
  The Refueling Valve is used to refuel the CNG cylinder
  The Pressure Regulator has a Solenoid Valve to shut off gas supply to the engine. The CNG stored at a high pressure in the cylinder is reduced to just below atmospheric pressure by this unit. This negative pressure is also a safety feature that will not allow gas to pass through when the engine is not running
  The Gas-Air Mixer is a unique component, specially designed to suit each engine model. It precisely meters gas fed into the engine
  The Petrol-Solenoid Valve is used to cut off petrol supply to the engine when it is run on CNG
  The Selector Switch is fitted at the dashboard, enabling the driver to choose either the CNG mode or the petrol mode of operation. The electronics built into this unit also ensures safety by switching off the gas solenoid whenever the engine is switched off. It also serves as a fuel indicator for the quantity of CNG available in the cylinder

One of the primary advantages of Go Natural is a range of products and an industry-leading three-year/100,000 mile warranty.

Go Natural’s hydraulic compressors were developed in partnership with Parker Hannifin, a multibillion dollar component manufacturer. These new compressors will be available to the market in 2012. The compression chambers compress large amounts of gas with every stroke, compressing gas on both backward and forward strokes and reaching 5,000 psi in only 2 stages. Durability is more than 3 times that of other conventional compressors.

Cleanfield will initially offer Go Natural products in its conversion centers and rely on the proven Go Natural range of solutions for fueling station installations. Cleanfield intends to offer its customers the widest possible range of high-quality natural gas vehicle and service station products available in the market today. Cleanfield is closely monitoring the approval processes of several leading candidates for diesel to natural gas conversion systems, and intends to offer diesel-to-gas conversions as soon as an

EPA/CARB-approved system is available.

Services

Cleanfield will initially provide a range of conversion services, including conversion of gasoline engines to CNG and the replacement of diesel engines or gasoline engines for which no EPA/CARB conversion process exists with CNG engines. Diesel-to-CNG conversions will be provided when EPA/CARB-approved processes become available. Cleanfield also provides consulting services for public or private entities that wish to convert fleets of vehicles to CNG. These packages typically involve fleet conversion, establishment of strategically located fueling points, and assistance in maximizing the benefits offered by a broad but complex range of federal and state incentive programs.

Competition

Asset Forum

Asset Forum competes with auction companies worldwide for Internet buyers. There are numerous on-line auctioneers of used equipment and property, mainly based in the U.S. and Japan, including Ritchie Brothers Auctioneers, Inc. and Iron Planet, which offer live on-line bidding at their on-line and physical auctions. We believe that buyer acceptance of on-line equipment and property auctions have reached a point where significant net returns are possible. We believe that while there is significant competition from on-line auction companies, we expect that our unique software features used by Asset Forum will help us successfully penetrate a niche in the on-line major equipment market.

Infrastructure

Southeast Asian Competitors and Prospective Competitors

Since 2009 Infrastructure has been active in the Southeast Asian construction and project management business. This activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms, typically based in Thailand. The following companies have emerged as consistent competitors for projects pursued by Infrastructure’s in key markets:

  Thailand – Burke Construction; Romchat Development Co, Ltd.; Civil 9; NSM
  Cambodia – ENDEC; Burke Construction; Romchat Development Co, Ltd.; Civil9
  Indonesia – Burke Construction; Imembra

Infrastructure’s competitive position against these companies is built around the fact that these companies are typically structured as regional equivalents of the very large international construction firms.  They typically maintain large headquarters facilities with extensive staffs needed to support bidding and operations on a very wide range of local and international contracts.  This structure increases their overhead cost and diminishes their ability to field competitive proposals.

Infrastructure’ competitive strategy in dealing with these companies is to maintain an extremely lean corporate structure with minimal staff, facility, and asset depreciation costs, and to focus on a rigorous process of project selection, targeting only those projects it is most likely to win and reducing the staff time required for bid preparation. Infrastructure maintains a very low cost structure, but its high level of expertise and extensive experience with U.S. government contracting and other projects with rigorous technical specifications enables it to submit bids with a level of technical qualification that other small companies with equivalent cost structures cannot match. Infrastructure’s principal competitive advantages are:

  International standard technical expertise;
  A low-cost structure enabling us to bid lower than competitors without compromising margins;
  Service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;
  Highest standard health, safety, and environmental practices;
  Technological sophistication; and
  Extensive experience in developing nations and high-risk environments.

Alternative Fuels Competition

The CNG conversion business in certain areas of the U.S. is highly competitive. Companies with greater financial resources, existing staff and labor forces, and experience are in a better position than Infrastructure to compete for conversion bids. However, Cleanfield has unique advantages in the market having teamed up with Go Natural, including:

  three-year/100,000 mile warranty
  Complete turnkey solutions for fleet managers to switch to natural gas
  CFE conversions are approved by the EPA and the air resource board of California
  CFE conversion is a partnership with U-Fix-It mechanics that offers us a low cost high quality facility with minimal overhead cost, U-Fix-It operates a 22-bay secure facility centrally located in Tempe very close to the 101 of the 202 freeways.

This pattern provides obvious profitable locations for future stations. Experience with existing stations indicates that profitability is already possible at today’s vehicle density, suggesting strong growth potential as CNG adoption increases.

Integration of fleet conversion with provision of public CNG fueling infrastructure provides additional opportunity: in-house sales to fleet vehicles provide an immediate revenue source for the fueling facility, while public use provides strong growth potential.

The compressor is an integral part of any CNG filling station, whether for home, fleet, or commercial use. Go Natural is developing a new breed of natural gas compressors running on hydraulics instead of rotary driven motors. These compressors have several distinct advantages over conventional compressors:

  The reduced speed compressor moves at 35 – 50 Strokes per minute compared to conventional technology running over 1,000 RPM. This reduces friction caused damage and will increase the life of the system.
  Most of the rotary driven compressors require crank case lubrication. The Go Natural design is oil free, eliminating the need for coalescing filtration to eliminate injector failure.
  An auto-cycling system keeps all electronic valves separated from the hydraulic power unit. This allows the compressor to avoid using explosion proof motors and controls, which reduces cost significantly
  Use of a modular design allows repairs to be easily accomplished in the field by the users. This reduces maintenance cost.
  The modular design also allows for the customer to start out wi th a small unit then add additional units as demand increases without having to replace the initial investment.
  Used in parallel they provide redundancy to the station so the station is never out of operation if a compressor goes down.

Contracts

Infrastructure’s contracts can be broadly categorized as either cost-reimbursable or fixed-price, the latter sometimes being referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to Infrastructure because they require it to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer more project risk to Infrastructure. Cost-reimbursable contracts include contracts where the price is variable based upon Infrastructure’s actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Insurance

All of the Infrastructure’s operations carry “All Risks Insurance”, the costs of which are passed on to clients within bid proposals. This insurance is mandatory and any competing bidders will also pass on similar costs.

Marketability

Asset Forum

Asset Forum has attracted thousands of asset listings in 2011, and plans to leverage these listings to increase its depth and breadth in the on-line auction business. Our innovative on-line auction and listing software has a potential to provide a strategic platform for other auctioneering businesses.

Infrastructure

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

Southeast Asia provides an ideal working environment Infrastructure as there is a substantial U.S. military presence in the area that is relatively dispersed and focused on training, disaster relief, support for local forces and civic assistance projects.  These activities provide numerous contract opportunities including diplomatic construction plans, development and relief aid spending, and private construction opportunities.  The region enjoys a relatively high degree of political stability and presents a very manageable risk picture.

Indonesia and East Timor, along with Malaysia, Papua New Guinea, and the southern Philippines are active with new U.S. government funded building projects.

Private sector projects, including infrastructure, oil & gas, disaster relief, insurance funded damage rehabilitation, low income and high end residential projects, mining projects and commercial buildings are growing in number as Southeast Asian regional economies expand at above average rates. These markets are determined to be relatively open to new qualified bidders and Infrastructure will continue to seek opportunities to win contracts in these markets.

Infrastructure’s demonstrated capacity to perform work in this region and our physical presence in Thailand provide it with a solid base for regional expansion. Nonetheless, Infrastructures has suspended bidding in the region at this time due to low project margins and increased competition.

Alternative Fuels Market

CNG is entrenched in a variety of states, notably Arizona, southern California, Colorado, Utah and Louisiana. Cleanfield believes CNG use will predictably expand out from these core areas and along corridors linking these areas. For this reason, Infrastructure selected the Southwestern United States as its initial target market, beginning in Arizona. CNG is already a significant market presence in nearby California and Utah. As a major corridor between these early adopters, Arizona is well situated to be the next takeoff point in CNG adoption, providing an ideal ground-floor opportunity. Competition remains limited, giving Cleanfield the opportunity to establish its presence early and build a base for subsequent expansion, rather than entering the already competitive markets of Utah and Southern California.

Arizona is also in the midst of an effort to position itself as a major center for alternative energy development, building from a dominant position in the solar energy industry and expanding into other alternative energy fields. Cleanfield has been granted membership to the exclusive Valley of the Sun Clean Cities Coalition through 2012. The coalition is a group of public agencies and prominent corporations committed to expanding alternative energy use. Coalition members already operate nearly 7,000 alternative fuel vehicles and displace some 30 million gallons of petroleum fuel annually with alternative fuels such as natural gas, biodiesel, propane, ethanol, and electricity. According to a 2010 survey, this represents 10% of the annual consumption of alternative transportation fuel in the U.S. Coalition members have set the target of having one million Alternative Fuel Vehicles in the U.S., with fleet operators in the coalition holding a mandate to reduce carbon footprints. Area companies participating in the initiative include:

  AT&T
  Coca-Cola
  Enterprise Holdings (Enterprise, Alamo, National)
  FedEx
  Frito-Lay
  General Electric
  OSRAM Sylvania
  PepsiCo
  Rider Trucks
  Schwan’s Staples
  Thyssen/Krupp elevators
  UPS
  Verizon

Approximately 58% of Arizona’s population lives in cities of 100,000 or more, the highest ratio in the U.S. This population concentration makes it easy to reach a large percentage of the populace with a network of strategically located facilities.

In additional to Arizona, Cleanfield is beginning to focus on areas in and around the gas-rich states of Oklahoma and Texas, which are being heavily promoted and rapidly adopting CNG for vehicles. Louisiana will likely be Cleanfield's jumping off point in the area as the company has been making inroads to landing conversion contracts there in recent months.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, concessions, or labor contracts.  Our proprietary software is safeguarded by the terms and conditions of our development agreement with the software developer which includes our exclusive ownership of the software and confidentiality provisions.

Governmental and Environmental Regulation

Doing Business with Nationals of Countries identified by the U.S. as State Sponsors of Terrorism

The U.S State Department and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) has identified Iran, Sudan and Syria as state sponsors of terrorism, and forbade the sale of goods or services by U.S. persons or companies to these countries or to agents of the respective governments of these countries. On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan. WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of those countries that OFAC has identified as state sponsors of terrorism. However, we had in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, have exported such purchased equipment to their country of residence. Since May of 2007 until the disposition of World Wide Auctioneers in October of 2010, in compliance with the OFAC “cease and desist” order, we enforced a strict policy of prohibiting the sale of equipment to any persons or companies that  register to bid using addresses in Iran, Sudan or Syria. On January 13, 2012 we received a Cautionary Letter from OFAC as a final enforcement response to apparent violations in lieu of a civil penalty.

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

Employees

At December 31, 2011, WWA Group has no full-time employees. Asset Forum employs no full-time employees. Infrastructure has two full-time employees and numerous contractors. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

WWA Group’s audits for the periods ended December 31, 2011 and 2010 expressed substantial doubt as to its ability to continue as a going concern due to recurring losses from operations. Unless WWA Group is able to overcome our dependence on successive financings and generate net revenue from operations, its ability to continue as a going concern will be in jeopardy.

A significant percentage of corporate control lies in the hands of one shareholder.

Asia8, Inc. owns and controls voting power over a significant number of WWA Group’s issued and outstanding shares. The concentration of such a large percentage of our stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders on any and all matters presented to WWA Group’s shareholders.

Our chief executive officer does not offer his undivided attention to WWA Group due to his dual responsibilities.

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of Asia8, Inc. His responsibilities cause him to divide his time between the two entities. The division of time however does not necessarily indicate a division of interests since Asia8, Inc., is a significant shareholder of WWA Group. Nonetheless, his dual responsibilities may compromise WWA Group’s ability to successfully conduct its business operations.

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

Our internal controls over financial reporting may not be considered effective, which conclusion could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

WWA Group currently maintains limited executive office space at 700 Lavaca Street, Suite 1400, Austin, Texas 78701 for which it pays rent of $60 a month on a recurring basis

WWA Group does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

ITEM 3.                      LEGAL PROCEEDINGS

OFAC Pre-Penalty Notice

On August 5, 2009 WWA Group, Inc. received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations initially caused OFAC to seek a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice. On January 13, 2012 WWA Group received a Cautionary Letter from OFAC as a final enforcement response to apparent violations in lieu of a civil penalty.

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

Market Prices
Year	Quarter Ended	High	Low
2011	December 31	$ 0.02	< $ 0.00
	September 30	$ 0.02	< $ 0.00
	June 30	$ 0.03	$ 0.01
	March 31	$ 0.06	$ 0.03
2010	December 31	$ 0.07	$ 0.03
	September 30	$ 0.08	$ 0.02
	June 30	$ 0.15	$ 0.05
	March 31	$ 0.10	$ 0.05

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 13, 2012, there were 884 shareholders of record holding a total of 22,591,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

WWA Group has not authorized shares of preferred stock.

Warrants

WWA Group has no share purchase warrants.

Stock Options

WWA Group has no stock options.

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

Discussion and Analysis

The sale of WWA Group’s physical auction business effective October 31, 2010 and ongoing discussions with OFAC during 2011 as to the possibility that a debilitating penalty might be levied against us significantly impacted our business operations as of December 31, 2011.While the sale of World Wide in 2010 eliminated virtually all of our outstanding liabilities and resulted in a net profit in that period to WWA Group, the resultant loss of income producing activities is formidable. We expect that WWA Group will continue without income into 2012 when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. The uncertainty associated with OFAC was resolved in January of 2012 so the formerly hindered development of Asset Forum now has a way forward.

Meanwhile, we have agreed to assist in the management of World Wide during a transitional period that will extend until December 31, 2012 for which assistance we are to receive a management fee. Over this transitional period we will (i) train management, (ii) promote operating efficiencies in Dubai, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions.

Asset Forum

WWA Group’s business strategy going forward is to build Asset Forum into a global internet hub for the buying and selling of assets. Management has long recognized the trend towards a web based marketplace that utilizes contemporary technology to safely bring buyers and sellers together. Asset Forum is the necessary outcrop of that trend.

Asset Forum is an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for   on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary on line bidding and search engine software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2011.

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

Infrastructure

WWA Group maintains a consolidated 57.6% equity interest in Infrastructure, a project management company due to the conversion of a promissory note due into shares of Infrastructure on November 21, 2011.  We believe that despite competitive pricing pressures, a significant number of projects fall within the criteria expressed by Infrastructure and that alternative fuel conversions will become widespread as fuel prices rise and fueling infrastructure becomes available.

Since each of WWA Group and Infrastructure share common management we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. Management recognizes that Infrastructure’s success is critical to any gain on its investment. The effect being we work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

WWA Group’s business development strategy is prone to significant risks and uncertainties which are having an immediate impact on its efforts to realize net cash flow from the development of Asset Forum. Further, we have a limited history of generating income from our equity investments and are yet to realize any return on our investment in Infrastructure. Should WWA Group be unable to generate income or reduce expenses to the point where it can meet operating expenses through debt or equity financing, which can in no way be assured, WWA Group’s ability to continue its business operations will remain in jeopardy.

Results of Operations

During the year ended December 31, 2011, WWA Group (i) maintained Asset Forum, (ii) acquired a consolidated majority interest in Infrastructure, (iii) concluded the OFAC matter, and (iii) satisfied continuous public disclosure requirements.

The results of operations presented herein for the years ended December 31, 2011 and 2010 present WWA Group and (i) its wholly owned subsidiary, Asset Forum LLC, a company founded by WWA Group in the state of Nevada on January 7, 2010, (ii) Infrastructure Development Corp., and (iii) World Wide and its operating subsidiaries as discontinued operations and accordingly do not include details of revenue, gross profits, or operating expenses related to World Wide or its operating subsidiaries during such periods.

Net Loss

Net loss for the year ended December 31, 2011, increased to $4,499,299 from $1,660,570 for the year ended December 31, 2010, an increase of 171%. The increase in net loss over the comparative periods is primarily due to impairment of its notes receivables and the conversion of WWA Group’s investment in IDVC into equity.  The equity in Infrastructure was valued at year end 2011 at the lower of cost or market, and as such, the recent losses incurred by Infrastructure resulted in a book value of the equity much lower than the amount of debt converted.  WWA Group anticipates that it will continue to realize net losses through 2012 or until such time as Asset Forum realizes revenue or WWA Group realizes a return on its 57.6% equity purchase in Infrastructure.

Revenue

Revenue for the year ended December 31, 2011 was nil as compared to $84,770 for the year ended December 31, 2010. The decrease in revenues over the comparative periods can be attributed to the elimination of revenues from commissions, services and revenues from sales of equipment prior to the disposition of World Wide Auctioneers.WWA Group does not expect to realize revenue until such time as it can develop Asset Forum into a commercial platform.

Gross Loss (Profit)

Gross profit for the year ended December 31, 2011 was nil as compared to a gross profit of $6,753 for the year ended December 31, 2010. The transition to gross loss over the comparative periods can be primarily attributed to the elimination of revenue from commissions and services from sale of equipment. WWA Group does not expect to realize gross profits until such time as Asset Form produces revenue.

Operating Expenses

Operating expenses for the year ended December 31, 2011 decreased to $126,816 from $207,638 for the year ended December 31, 2010, a decrease of 39%. The decrease in expenses over the comparative periods can be primarily attributed to management’s imposition of operating efficiencies. The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges, and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will increase in future periods as the development of Asset Forum moves forward.

Depreciation and amortization expenses for the year ended December 31, 2011 was $0 as compared to $18,827 for the year ended December 31, 2010. Depreciation and amortization expenses are not anticipated in future periods until such time as capital is invested in business operations.

Other Expenses

Other expenses for the year ended December 31, 2011 increased to $4,384,594 from $270,929 for the year ended December 31, 2010, due to an impairment of notes receivables and impairment of investments in Infrastructure due to acquisition of 63.38% share holding in Infrastructure.

Discontinued Operations

Loss from the discontinued operations of World Wide and Crown for the year ended December 31, 2011 decreased to $0 from $439,531 for the year ended December 31, 2010.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years .

Liquidity and Capital Resources

We had a working capital deficit of $282,873 as of December 31, 2011 as compared to a working capital surplus of $3,101,453 as of December 31, 2010. At December 31, 2011, our current assets were $96,136, which consisted of $49,010 in cash, $32,406 in prepaid expenses, and $14,719 in other current assets. Our total assets were $277,386 which included current assets and goodwill of $181,250. Our current and total liabilities were $560,259. Our total stockholders’ liability at December 31, 2011 was $282,874.

Cash flows provided by operating activities for the year ended December 31, 2011, were $11,274 as compared to cash flows used in operating activities for the year ended December 31, 2010 of $4,709,314. The change to cash flow provided by operating activities in the year ended December 31, 2011 can be attributed primarily to the impairment of notes receivable and investment, other current assets, accounts payable and accrued liabilities offset by net loss. We do not expect to continue to provide cash flows from operations in 2012.

Cash flows used in investing activities for the year ended December 31, 2011 were $320,938 as compared to cash flows provided by investing activities for the year ended December 31, 2010 were $5,391,385. Cash flow used in investing activities in the year ended December 31, 2011 can be primarily attributed to $1,256,443 being the amount of the purchase of investment through the conversion of the Infrastructure note and $285,497 being the amount of the acquisition of business net of cash. We expect to use cash flows in investing activities going forward as we develop operations.

Cash flows provided by financing activities were $354,840 for the year ended December 31, 2011 as compared to cash flows used in financing activities of $720,388 for the year ended December 31, 2010.  The transition to cash flows provided by financing activities in the current period relates to $354,840 being the amount of the increase in notes payables. We expect to generate cash flows provided by financing activities in the near term.

Management believes that it has insufficient current assets to meet its current liabilities over the next twelve months due to a working capital deficit an absence of income generating activities in place and the uncertainty surrounding the realization of income generating activities going forward. Although WWA Group has historically funded its operational needs from a combination of income, sales of equity and debt instruments the sale of its physical auction business effectively ended revenue producing activities. WWA Group must now rely on the sale of equity or debt transaction to maintain operations.

The sale of our physical auction business in 2010 effectively ended revenue producing activities. Future revenue producing activities are predicated on the commercialization of those activities currently offered by a subsidiary at no cost. Unfortunately, those uncertainties associated with the prospective success of our business model going forward do not cause us to rely on unrealized revenue.  Rather, WWA Group will have to rely on the sale of equity or debt transactions to maintain operations over the next twelve months. However, equity and debt markets for public issuers have been negatively affected by the overall downturn in the economy. Our challenge to finance operations from debt or equity financings is further complicated by our inability to show income generating activities. Instead prospective financings may have to consist of shareholder loans for which we have no commitments

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at December 31, 2011.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of December 31, 2011.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2011, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note C to the audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

•         the volatility of the stock market; and

•         general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2011 and 2010 are attached hereto as F-1 through F-23.

WWA GROUP, INC. AND SUBSIDIARIES

Years Ended December 31, 2011 and 2010

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

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To the Board of Directors

WWA Group, Inc.

700 Lavaca Street, Suite 1400

Austin, Texas 78701

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of December 31, 2010 and the year then ended were audited by other auditors whose report thereon, dated  April 14, 2011, expressed an unqualified opinion on those statements. The predecessor auditors reported on those financials before they were restated. As of the date of issuance of this report, the predecessor auditors have ceased operations with respect to public entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Hayward, CA

April 12, 2012

\\\\

WWA GROUP, INC.
Consolidated Balance Sheets

Assets	December 31, 2011	December 31, 2010

Current assets:
Cash	$ 49,010	$ 3,835
Prepaid expenses	32,406	-
Notes receivable	-	2,932,003
Other current assets	14,719	264,835

Total current assets	96,136	3,200,673

Goodwill	181,250	-
Investment in equity interests	-	1,219,219

Total Assets	$ 277,386	$ 4,419,892

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payables	27,856	-
Accrued expenses	170,563	92,220
Short Term Debt - Notes Payable	361,840	7,000

Total current liabilities	560,259	99,220

Total liabilities	560,259	99,220

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares
authorized; 22,591,922 shares
issued and outstanding	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(4,650,299)	(151,000)
Non-controlling interest	(104,247)	-

Total stockholders' equity:	(282,874)	4,320,672

Total liabilities and stock holders' equity	$ 277,386	$ 4,419,892

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Income
		For The Year Ending Dec 31
		2011	2010 (Restated)
Continuing Operations
Revenues from commissions and services		$-	$12,170
Revenues from sales of equipment		$-	$72,600
Total revenues		-	84,770
Direct costs - commissions and services		-	9,646
Direct costs - sales of equipment		-	68,371
Gross profit		-	6,753
Operating expenses:
General, selling and administrative expenses		120,408	143,733
Salaries and wages		6,408	42,201
Selling expenses		-	2,878
Depreciation and amortization expense		-	18,827
Total operating expenses		126,816	207,638
Income (Loss) from operations		(126,816)	(200,884)
Other income (expense):
Interest expense		(1,644)	(318,282)
Interest income		68,541	0
Impairment of Notes receivables		(1,711,003)
Loss on equity investment		(2,475,661)	47,353
Other income (expense)		(264,827)	0
Total other expense		(4,384,594)	(270,929)
Loss before income taxes		(4,511,410)	(471,813)
Provision for income taxes		$-	$-
Loss for the year from continuing operations	$$	(4,511,410)	$(471,813)
Discontinued operations
Loss for the year from discontinued operations net of tax		-	(453,531)
Loss recognized on sale of World Wide
Auctioneers, Ltd and Crown Diamond Holdings Ltd		-	(749,227)
Non Controlling Loss		(12,111)
Loss for the year		(4,499,299)	(1,660,570)
Basic earnings per common share
Continued Operation		$(0.20)	$(0.05)
Discontinued operations		$-	$(0.02)
Diluted earnings per common share
Continued Operation		$(0.20)	$(0.05)
Discontinued operations		$-	$(0.02)
Weighted average shares - Basic		22,591,922	22,591,922
Weighted average shares - Diluted		22,591,922	22,591,922

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Stockholders' Equity

Year Ended December 31, 2011

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances December. 31, 2008	22,591,922	22,592	4,449,080	3,409,766	7,881,438

Net loss	-	-	-	(1,900,196)	(1,900,196)

Balances December. 31, 2009	22,591,922	22,592	4,449,080	1,509,570	5,981,242

Net loss	-	-	-	(1,660,570)	(1,660,570)

Balances December 31, 2010	22,591,922	22,592	4,449,080	(151,000)	4,320,672

Net loss	-	-	-	(4,499,299)	(4,499,299)
Non-controlling interest				(104,247)	(104,247)

Balances December 31, 2011	22,591,922	22,592	4,449,080	(4,754,546)	(282,874)

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.
Consolidated Statements of Cash Flow
	For year ending December 31,
	2011	2010 (Restated)
Cash flows from operating activities:
Net income ( loss)	$ (4,499,299)	$(1,660,570)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	0	18,827
(Gain) loss on disposition of assets	-	-
Bad debt	-	-
(Gain) loss on sale of subsidiary	0	749,227
(Gain) loss on equity investment	0	(47,353)
Changes in operating assets and liabilities:	-	-
Decrease (Increase) in:	-	-
Accounts receivable	0	1,029
Advance to suppliers	0	-
Inventories	0	6,977
Prepaid expenses	(32,406)	-
Other current assets	250,116	(264,835)
Other assets	0	-
Impairment of notes receivables	1,711,003	0
Impairment of investment	2,475,661
Increase (decrease) in:	-	-
Auction proceeds payable	0	(16,394)
Accounts payable	27,856	(12,000)
Accrued liabilities	78,343	(31,443)
Cash flows from operating activities from discontinued operations	0	(3,452,778)
Net cash provided by (used in) operating activities	11,274	(4,709,314)
Cash flows from investing activities:
Acquisition of business net of cash	(285,497)	0
Purchase of property and equipment	0	0
Purchase of investment through conversion of note	(1,256,441)	320,000
Proceeds from sale of subsidiary	0	10
(Increase) decrease in note receivable	1,221,000	(570,093)
(Increase) decrease in net assets on sale of subsidiary		(749,237)
Proceeds from sale of fixed assets	0	0
Payments received on notes receivable	0	-
Cash flows from investing activities from discontinued operations	0	6,390,705
Net cash provided by (used in) investing activities	(320,938)	5,391,385
Cash flows from financing activities:
Increase (decrease) in line of credit	0	-
Proceeds from short-term notes payable	354,840	6,400
Payments on short-term notes	0	-
Payments/proceeds- long-term debt	0	-
Adjustment of inter company	0	-
Cash flows from financing activities from discontinued operations	0	(726,788)
Net cash provided by (used in) financing activities	354,840	(720,388)
Net increase (decrease) in cash and cash equivalents	45,175	(38,317)
Cash and cash equivalents at beginning of year	3,835	42,152
Cash and cash equivalents at end of period	$ 49,010	$3,835

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

WWA Group, Inc., (“WWA Group”) operated through October 31, 2010 in Jebel Ali, Dubai, United Arab Emirates (U.A.E) under a trade license from the Jebel Ali Free Zone Authority. Operations consisted of auctioning off used and new heavy construction equipment, transportation equipment and marine equipment, the majority of which on a consignment basis. During the year ended December 31, 2011, subsequent to October 31, 2010 WWA Group’s operations primarily consisted of focusing on developing its subsidiary, and assisting in the growth of its investment entity.

On October 31, 2010, WWA Group sold its 100% interest in its wholly owned subsidiaries, World Wide and Crown to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company for an assumption by Seven of all the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds a consolidated 63.38% equity position.

On April 14, 2010, Intelspec International, Inc. (“Intelspec”), our former minority owned unconsolidated subsidiary, concluded an agreement with Infrastructure, a publicly traded company, pursuant to which Intelspec became a subsidiary of Infrastructure. WWA Group acquired an approximately 22% interest in Infrastructure as a result of the transaction. In July 2010, WWA Group sold 4,000,000 shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%. Further on November 21, 2011 WWA Group acquired 165,699,842 shares of common stock of Infrastructure on conversion of WWA Group’s convertible promissory note. On December 31st, 2011 WWA Group owned 63.38% of Infrastructure making it a controlling shareholder of Infrastructure causing the Infrastructure financials to be consolidated with those of WWA Group, Inc.  Therefore, the financials of Infrastructure as of December 31, 2011 has been consolidated with WWA group Inc.

WWA Group includes the accounts of (i) its wholly owned subsidiary, Asset Forum LLC, a company founded by WWA Group in the state of Nevada on January 7, 2010, and (ii) Infrastructure.

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

DECEMBER 31, 2011 AND 2010 (RESTATED)

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

As of December 31, 2011 and 2010, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

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

DECEMBER 31, 2011 AND 2010 (RESTATED)

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

Impairment of Long-Lived Assets

WWA Group reviews long-lived assets such as property, equipment, investments and definite-lived intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement FASB Accounting Standard Codification 360, WWA Group uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2011 and 2010, no significant impairment of long-lived assets was recorded.

Investment in Equity Interest

WWA Group has approximately 63% and 18% as of December 31, 2011 and December 31, 2010 respectively in a consolidated subsidiary. During the year ended December 31, 2010 the company had maintained the accounts under the equity method of accounting whereby WWA Group records its proportionate share of the net income or loss of the equity interest up to June 30, 2010. On November 21, 2011WWA Group converted its Notes Receivable to equity investment and received 165,699,842 shares and ended up holding 63% shares of Infrastructure. As WWA Group has become a majority share holder as of November 21, 20111 it has consolidated its financials with those of Infrastructure as of December 31, 2011.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA Group did not have any investment in related party as of December 31, 2011 and December 31, 2010. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign affiliate using the fair value measurement principles. WWA Group reviews its investments annually for impairment and records permanent impairments as a loss on the income statement. For the years ended December 31, 2011 and 2010 the loss on equity investment includes $2,475,661 and $29,900 respectively of impairment charge.

Revenue Recognition

Revenues from commissions and services consist of revenues earned in WWA Group’s capacity as agent for consignors of equipment, incidental interest income, internet and proxy purchase fees, and handling fees on the sale of certain lots. All commission revenue is recognized when the auction sale is complete, the equipment is delivered to the buyer, and WWA Group has determined that the auction proceeds are collectible. Revenues from sales of equipment originate from the auctioned sale of equipment inventory owned by WWA Group. WWA Group recognizes the revenue from such sales when the auction has been completed, the equipment has been delivered to the purchaser, and collectability is reasonably assured. All costs of goods sold are accounted for under direct costs.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

For stock-based awards granted on or after January 1, 2006, WWA Group records stock-based compensation expense based on the grant date fair value, estimated in accordance with the provisions of ASC 718 and ASC 505-50.

Under the 2006 Benefit Plan of WWA Group, Inc., WWA Group may issue stock, or grant options to acquire, up to 2,500,000 shares of WWA Group's common stock to employees or other individuals including consultants or advisors, who render services to WWA Group or our subsidiaries. As of December 31, 2011 1,250,000 registered securities remained available for issuance or grant under the Plan.

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

Fair Value Measurements

Effective July 1, 2008, WWA Group adopted new fair value accounting guidance. The adoption of the guidance was applied to long-lived assets such as property, equipment, investments and definite-lived intangibles. The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, WWA Group considers the principal or most advantageous market in which WWA Group would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology those are significant to the measurement of fair value of assets or liabilities.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All of WWA Group’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and WWA Group’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

In determining that a decline in value of one of our investments has occurred during the period ended December 31, 2011 and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, WWA Group’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. As a result we impaired investment in Infrastructure $2,475,661 during the year ended December 31, 2011.

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. As of December 31, 2011 there were no outstanding common stock equivalents.

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for WWA Group beginning in the first quarter of fiscal 2013 and early adoption is permitted. WWA Group is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholder's equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE D – INVESTMENTS

Investment in Equity Interest

In December 2006, WWA Group acquired a 32.5% interest in Power Track Projects, FZE (“PTP”) for a consideration of $1,786,000. PTP is a Dubai, UAE entity which operates a rock crushing and stone quarry in Ras Al Khaimah, UAE. The ownership interest was increased to approximately 35% in 2007. In October 2008, WWA Group’s shares of PTP were exchanged for shares of Intelspec International, Inc (“Intelspec”). The exchange resulted in the WWA Group’s ownership of 32% of Intelspec. In December 2009, Intelspec raised additional equity financing through issuance of stock thus resulting in a reduction of WWA Group’s ownership interest to 30%. In April 2010 Intelspec was acquired by Infrastructure, setting WWA Group’s ownership interest in Infrastructure at 22%. In July 2010, WWA Group sold 4 million shares of Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%.

As of December 31, 2009 WWA Group owned a 30% equity interest in Intelspec International, Inc. WWA Group accounted for its interest in Intelspec using the equity method of accounting whereby WWA Group recorded its proportionate share of the net income or loss attributable to the equity interest. In April 2010 Intelspec was acquired by Infrastructure, a publicly traded company, which acquisition reduced WWA Group's equity interest to 24%. In July 2010, WWA Group sold shares of its common stock in a private transaction, further reducing WWA Group’s ownership interest to 18%.

On November 21, 2011 WWA Group converted its Notes Receivable to Infrastructure to equity as a result of which as of December 31, 2011 WWA Group owns approximately 63% of common stock of Infrastructure. WWA Group recorded a gain of $0 for the year ended December 31, 2011 and $47,353 for the year ended December 31, 2010. As WWA Group has become majority share holder of Infrastructure as of November 21, 2011, the financials of Infrastructure as of December 31, 2011 has been consolidated with WWA Group Inc for reporting purpose.

NOTE E – NOTES RECEIVABLE

Notes receivable as of December 31, 2010 include $2,442,003 of advances provided to Intelspec International Inc, US an affiliate which operates an International project management company in Thailand, Cambodia and rock crushing and stone quarry in UAE.  The notes bear no interest and are payable on demand. During 2011 WWA Group converted this Notes Receivable to Common Stock of Infrastructure.

NOTE F – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA Group has short term borrowings from unrelated entities. The notes are unsecured, are due upon demand, and require payment of interest at a monthly rate of 2% to 3%, to be added to the principal loan amount. The notes payable represents the total borrowings of $361,840 and $7,000 under the note as of December 31, 2011 and 2010, respectively. The interest expense on these borrowings amounted to $0 and $318,282 in the years ended December 31, 2011 and 2010, respectively.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE G – STOCK OPTIONS

Under FASB Accounting Standard Codification 718, WWA Group estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. There were no grants of stock awards during 2011 and in 2010. WWA Group recorded no expense for 2011 an 2010 for the fair value of the stock options granted.

The following weighted average assumptions were used for grants made during the year ended December 31, 2008:

Dividend yield of zero percent for all periods; expected volatility of 58.20% and 63.76%; risk-free interest rates of 2.24% and 3.94% and expected lives of 1.0 and 2.0, respectively.

A summary of the status of WWA Group's stock options as of December 31, 2010 and changes during the years ended December 31, 2011 and 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding December 31, 2007	576,973	$ 1.00	$ 0.23
Granted	100,000	$ 0.36	$ 0.17
Expired	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Outstanding December 31, 2008	676,973	$ 0.36	$ 0.17
Exercisable	676,973	$ 0.36	$ 0.17
Granted	-	$ 0.00	$ 0.00
Exercised	-	$ 0.00	$ 0.00
Expired	(676,973)	$ 0.36	$ 0.17
Outstanding December 31, 2009 & 2010 and 2011	-	$ 0.00	$ 0.00

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE H – INCOME TAXES

At December 31, 2011, WWA Group has approximately $2.1 million of federal and $1.6 million of state net operating loss carry forwards to offset future taxable income. The federal carry forwards begin expiring in 2023 and the state carry forwards begin expiring in 2010. Utilization of these net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The losses will be limited based upon future changes in ownership.

WWA Group has determined that undistributed earnings from Worldwide Dubai will be reinvested in the business indefinitely and that such earnings will not be distributed to the U.S. parent. Therefore, in accordance with FASB Accounting Standard Codification, ASC 740-30, Accounting for Income Taxes - Special Areas, no income tax provision has been recorded for the undistributed earnings.

	Federal	State

As of January 1, 2010	$ 1,744,317	$ 1,357,924
Operating losses for the year 2010	200,884	200,884
NOL's expired	-	(64,571)

As of December 31, 2010	1,975,201	1,494,237

Operating income for the year 2011	126,816	126,816
NOL's expired	-	(36,206)
As of December 31, 2010	$ 2,102,017	$ 1,585,847

NOTE I – RELATED PARTY TRANSACTIONS

As of December 31, 2011 WWA Group has no related party investments.

As of December 31, 2011 WWA Group had $0 ($2,442,003 in 2010) in advances provided to Intelspec International Inc, an affiliate. (Also see Note E).

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE J – COMMITMENTS AND CONTINGENCIES

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

The Office of Foreign Assets Control (OFAC) has issued a Cautionary Letter instead of pursuing a civil penalty in connection with the company’s involvement in the provision of auction related services to individuals located in Iran and Sudan on or about June 1, 2003 to on or about June 19, 2006.

The Cautionary Letter represents OFAC’s final enforcement response to apparent violations by WWA Group but does not constitute a final agency determination as to whether a violation of either the Iranian Transactions Regulations, 31 C.F.R. part 560 or the Sudanese Sanctions Regulations, 31 C.F.R. part 538 actually occurred. Nothing in the Cautionary Letter precludes OFAC from seeking further action in the future should additional information warrant renewed attention.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE K – SEGMENT INFORMATION

WWA Group has adopted FASB Accounting Standard Codification Topic 280, "Disclosure about Segments of an Enterprise and Related Information." WWA Group once conducted its operations principally in auctions of heavy equipment through World Wide and in ship chartering through Crown.

a) Certain financial information concerning WWA Group's operations in different segments is as follows:

	CONTINUED OPERATIONS		DISCONTINUED OPERATIONS
	For the years ended December 31,	Equipment Auctions	Equipment Auctions	Ship Chartering
Revenues	2011	0	0	0
	2010	84,770	30,129,400	550,000
Operating expenses	2011	(126,816)	0	0
	2010	(285655)	(29,994,624)	(229,872)
Operating income (loss)	2011	(126,816)	0	0
	2010	(200,884)	134,776	320,128
Interest expense	2011	(1,644)	0	0
	2010	(318,282)	(1,016,678)	-
Other income (expense)	2011	(4,382,950)	0	0
	2010	47,353	87,388	-
Assets (net of intercompany accounts)	2011	277,387	0	0
	2010	4,419,892	-	-
Depreciation and amortization	2011	0	0	0
	2010	18,827	347,507	357,955
Property and equipment acquisitions	2011	-	-	-
	2010	-	-	-

(b) Information of geographic area of revenue:

	Year ended December 31, 2011	Year ended December 31, 2010
U.A.E.	$0	$17,067,6518,
Australia	$0	$8,746,200
Qatar	$0	$462,079
Saudi Arabia	$0	$99,970
Philippines	$-	$0
Singapore	$-	$0

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE L - DISCONTINUED OPERATIONS

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

a)      The result of the discontinued operations are as follows:

	2011	2010
Revenue	0	30,679,400
Cost of sales	0	26,571,405
Gross profit	0	4,107,995

General, selling & administration expenses	0	1,682,970
Salaries & wages	0	1,174,381
Selling expenses	0	55,420
Depreciation & amortization expenses	0	705,462
Total operating expenses	0	3,618,234

Interest expenses	0	(1,016,678)
Interest income	0	82,214
Loss on equity investment	0	0
Other income (expense)	0	5,174
Total other income (expense)	0	(929,290)

Loss before income tax	0	(439,531)
Income tax	-	-

Net loss from discontinued operations	0	(439,531)

Loss on disinvestment of World Wide Auctioneers Ltd & Crown Diamond Holdings Ltd	0	749,277

b)      Cash flows from discontinued operations

	2011	2010
Cash flow from operating activities	0	(3,452,778)
Cash flow from investing activities	0	6,390,705
Cash flow from financing activities	0	(726,788)
Net cash inflows/(outflows) from discontinued operations	0	2,211,139

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE M –RESTATEMENT OF FINANCIAL STATEMENTS

Before re-audit and restatement of WWA Group’s financial statements as of December 31, 2010 and for the year then ended, the financials were audited by other auditor whose report thereon expressed an unqualified opinion on those reports.

WWA Group has restated the statement operations for the years ended December 31, 2010 to include the impact of discontinued operations.

Condensed Consolidated Statement of Operations for the year ended December 31, 2010:

	As Previously Reported	Adjustments	As Restated
Revenue	$30,764,170	$(30,679,400)	$84,770

Cost of sales	26,649,422	(26,571,405)	78,017
Gross profit	4,114,748	(4,107,995)	6,753
General, selling & administration expenses	1,826,703	(1,682,970)	143,733
Salaries & wages	1,216,582	(1,174,381)	42,201
Selling expenses	58,298	(55,420)	2,878
Depreciation & amortization expenses	724,289	(705,462)	18,827
Total operating expenses	3,825,872	(3,618,234)	207,638
Interest expenses	(1,334,960)	1,016,678	(318,282)
Interest income	82,214	(82,214)	-
Loss on equity investment	47,353	-	47,353
Loss on sale of subsidiary	(749,227)	749,227	-
Other income (expense)	5,174	(5,174)	-
Total other income (expense)	(1,949,446)	1,678,517	(270,929)

Loss before income tax	(1,660,570)	1,188,757	(471,813)
Income tax	-	-	-
Net loss from discontinued operations	-	(439,531)	(439,531)
Loss on disinvestment of World Wide Auctioneers Ltd & Crown Diamond Holdings Ltd	-	749,227	749,227

Loss for the year	$(1,660,570)	$-	$(1,660,570)

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE-N- CONSOLIDATION AND MINORITY INTERESTS

On November 21, 2011, WWA Group converted $2,477,544 due to it on a convertible promissory note into 165,699,842 common shares of Infrastructure valued at $0.014952 per share. Prior to the transaction on November 21, 2011, WWA Group owned 21,294,218 shares or 16.5% of Infrastructure’s issued and outstanding common stock. Following the transaction on November 21, 2011, WWA Group owned 186,994,060 shares or 63.5% of Infrastructure's issued and outstanding common stock. As on December 31’ 2011 WWA Group owned 190,304,373 shares or 63.38% of Infrastructure’s issued and outstanding common stock. The final determined fair value of the identifiable assets and liabilities of Infrastructure acquired were as follows:

Description	Recognized on Consolidation as on November 21, 2011	Carrying Value
	US$	US$

Other Current Assets	53,517	53,517
Cash	85,304	85,304

Total Asset	138,821	138,821

Accounts Payable	27,856	27,856
Accrued Expenses	50,025	50,025
Notes Payable	346,246	346,246

Total Liabilities	424,107	424,107
Fair Value of net asset on conversion at 100%	(285,286)	(285,286)

Fair Value of net asset on conversion at 63.50%	(181,150)

Value of Investment on conversion	100

Goodwill on conversion	181,250

Value of Minority Interest on conversion	(104,136)

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE-N- CONSOLIDATION AND MINORITY INTERESTS (Continued)

Consolidation

Following are the Infrastructure financials for consolidation with WWA Group:

Infrastructure Balance Sheet as on

	December 31, 2011	December 31, 2010

Cash	$42,690	-
Other Current Asset	$47,115	-

Total Asset	$89,805	-

Accounts Payable	$27,856	-
Accrued Expenses	$40,080	-
Notes Payable	$328,226	-

Total Liabilities	$396,162	-

Net asset (at 100%)	$(306,357)

Minority Interest	(104,247)

Infrastructure interest	$(202,110)

Opening balance	$(181,150)
Share of loss for the period	$(20,960)

Closing balance	$(202,110)

Consolidated Statement of Operation For the period from November 21, 2011 to December 31, 2011

Total revenue	$0
Total operating expenses	$31,427
Other expenses	$1,644
Loss for the period	$(33,071)
Minority Loss (Total loss of Infrastructure * shares held by minority/Total share of Infrastructure) or 36.62% (33,017)*{(300,262,978-190,304,373)/300,262,978)}	$(12,111)
WWA Group’s share of loss of Infrastructure included in consolidated income statement for the Period ending 31.12.11	$(20,960)

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (RESTATED)

NOTE-N- CONSOLIDATION AND MINORITY INTERESTS (Continued)

Consolidated Statement of Operation For the period from November 21, 2011 to December 31, 2011

Minority Interest

This note gives details of the WWA Group’s minority interests and shows the movements during the year:

Minority interest on conversion date	$(104,136)
Additional shares issued after conversion	$12,000
Loss for the period attributable to minority interest	$(12,111)

Balance as at December 31, 2011	$($104,247)

NOTE O - SUBSEQUENT EVENTS

WWA Group evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were originally issued. Other than the events noted below, WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

WWA Group identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent director who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. We believe that this control deficiency did result in a restatement of our annual financial statements in 2010 which could have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA Group:

Name	Age	Positions and Offices
Eric Montandon	46	chief executive officer and director
Digamber Naswa	54	chief financial officer, principal accounting officer and director
Yogesh Saxena	56	director

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

Business Experience:

Mr. Naswa has been the financial controller of World Wide since 2002. Between 2000 and 2002 he was the financial controller of Trust Garment Factory, Ltd., a U.A.E.-based clothing manufacturer, exporter and importer. Between 1996 and 2000 he was the deputy general manager with Xpro India, Ltd. (a division of Cimmico Birla) an India-based producer of a wide range of plastic goods.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to WWA Group, WWA Group is unaware of any Section 16(a) Beneficial Ownership Reporting Compliance persons who, during the period ended December 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Compensation paid to our chief executive officer for the year ended December 31, 2011 was $0 as compared to $72,000 for the year ended December 31, 2010. The decrease in the current period can be attributed to the lack of revenue generating activities subsequent to the disposition of World Wide Auctioneers in the prior period.

Compensation paid to our chief financial officer for the year ended December 31, 2011 was $0 as compared to $104,000 for the year ended December 31, 2010. The decrease in the current period can be attributed to the lack of revenue generating activities subsequent to the disposition of World Wide Auctioneers in the prior period.

WWA Group expects to increase the compensation granted to each of its executive officers to include an increase in salary and compensation in the form of stock options in future periods.

Table

The following table provides summary information for 2011 and 2010 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2011 2010	- 72,000	- -	- -	- -	- -	- -	- -	- 72,000
Digamber Naswa, CFO	2011 2010	- 104,000	- -	- -	- -	- -	- -	- -	- 104,000

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of April 13, 2012, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common Stock	Eric Montandon P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	4,266,482*	18.88%
Common Stock	Digamber Naswa P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	60,000	0.04%
Common Stock	Yogesh Saxena P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	0	0.00%
Common Stock	All executive officers and directors as a group (3)	4,326,482	19.15%
Common Stock	Asia8, Inc. P.O. Box 17774 Jebel Ali Free Zone, Dubai UAE	3,966,482	17.56%
Common Stock	SPM Line Lift Machinery Exports, Ltd	2,560,000	11.33%
Common Stock	Global Venture Invest, Ltd	1,600,000	7.01%

* Eric Montandon holds 300,000 shares of WWA Group common stock in his own name with Adderley Davis & Associates Ltd., and is considered the beneficial owner of the 3,966,482 shares held by Asia8, Inc., a publicly reporting company, since he acts a director and the chief executive officer of Asia8, Inc.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pinaki & Associates LLC (“Pinaki”) provided audit services to WWA Group in connection with its annual report for the fiscal year ended December 31, 2011 and December 31, 2010. The aggregate fees billed by Pinaki for our annual financial statements and a review of our quarterly financial statements in 2011 were $15,000 and the aggregate fees billed by Pinaki for our annual financial statements and review of our quarterly financial statements in 2010 were $39,000.

Audit Related Fees

Pinaki billed WWA Group no fees in 2011 or 2010 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pinaki billed WWA Group no fees in 2011 or 2010 for professional services rendered in connection with the preparation of our tax returns and the provision of tax advice for the respective periods.

All Other Fees

Pinaki billed WWA Group no fees in 2011 or 2010 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

WWA Group’s Audit Committee pre-approved the engagement of Pinaki to act as its independent auditor for the fiscal years ended December 31, 2011 and December 31, 2010.  Pinaki performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-23, and are included as part of this Form 10-K:

            Financial Statements of WWA Group for the years ended December 31, 2011 and 2010:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10-K, and are incorporated herein by this reference.

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

WWA Group, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer and Director	April 13, 2012
/s/ Digamber Naswa By: Digamber Naswa Its: Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer and Director	April 13, 2012
/s/ Digamber Naswa Digamber Naswa Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012
/s/ Yogesh Saxena Yogesh Saxena Director	April 13, 2012

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

23.2 Consent of Independent Registered Public Accounting Firm

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

*                              Incorporated by reference from previous filings of the Company.

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