Form 10-Q
period 2012-03-31
WWA GROUP INC
filed 2012-05-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2012.

 ☐      Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from

to

.

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

77-0443643

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

700 Lavaca Street, Suite 1400 Austin, Texas 78701

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

Exchange Act): Yes ☐  No ☑

Indicate the number of  shares outstanding of each of  the issuer’s classes of  common stock,  as of  the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at May 13, 2012, was 22,591,922.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and

4

December 31, 2011 (audited)

Condensed Unaudited   Consolidated Statements of Income for the Three month

5

periods ended March 31, 2012 and March 31, 2011

Condensed Unaudited  Consolidated  Statements of Cash Flows for the Three month

6

periods ended March 31, 2012 and March 31, 2011

Notes to  Condensed Unaudited Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

18

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.

Controls and Procedures

23

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

(Removed and Reserved)

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

Index to Exhibits

29

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

WWA GROUP, INC.

Condensed Consolidated Balance Sheets

March 31,

December 31,

Assets

2012

2011*

(Unaudited)

Current assets:

Cash

$

27,879     $

49,010

Receivables, net

-

-

Advances to suppliers

-

-

Inventories

-

-

Prepaid expenses

24,073

32,406

Notes receivable

-

-

Other current assets

21,151

14,719

Total current assets

73,103

96,136

Property and equipment, net

-

-

Building and Auction-CWIP

-

-

Vessel-Aqua Conti-CWIP

-

-

Goodwill

141,061

181,250

Notes receivable

-

-

Investment in related party entity

-

-

Other assets

-

-

Total Assets

$

214,164     $

277,386

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payables

$

45,260     $

27,856

Accrued expenses

115,919

170,563

Line of credit

-

-

Short Term Debt - Notes Payable

414,239

361,840

Current maturities of long-term debt

-

-

Total current liabilities

575,418

560,259

Long-term debt

$

-    $

-

Total liabilities

575,418

560,259

Commitments and contingencies

$

-    $

-

Stockholders' equity:

Common stock, $0.001 par value, 50,000,000 shares

authorized; 22,591,922 shares

issued and outstanding

22,592

22,592

Additional paid-in capital

4,449,080

4,449,080

Retained earnings

(4,692,644)

(4,650,299)

Non-controlling interest

(140,282)

(104,247)

Total stockholders' deficit:

(361,254)

(282,874)

Total liabilities and stock holders' equity

$

214,164     $

277,386

*    The Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date.

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For The Three Months Ended March 31,

2012

2011

Revenues from commissions and services

$

-    $

-

Revenues from sales of equipment

$

-    $

-

Project management income

56,300

-

Total revenues

56,300

-

Direct costs - commissions and services

61,186

-

Direct costs - sales of equipment

-

-

Gross loss

(4,886)

-

Operating expenses:

General, selling and administrative expenses

58,937

5,832

Salaries and wages

12,500

-

Total operating expenses

71,437

5,832

Income (Loss) from operations

(76,323)

(5,832)

Other income (expense):

Interest expense

(4,372)

Loss on equity investment

4,000

Impairment of non-current assets

(1,711,002)

Other income (expense)

11,000

(2)

Total other income (expense)

10,628

(1,711,005)

Loss before income taxes

(65,695)

(1,716,837)

Provision for income taxes

$

-    $

-

Net loss from operations

(65,695)

(1,716,837)

Less: Non-controlling loss

(23,350)

-

Loss for the period

(42,345)

(1,716,837)

Basic earnings per common share

$

(0.002)   $

(0.076)

Diluted earnings per common share

$

-    $

-

Weighted average shares - Basic

22,591,922

22,591,922

Weighted average shares – Diluted

22,591,922

22,591,922

Net loss

$

(42,345)    $

(1,716,837)

Other comprehensive income (loss)

-

-

Total comprehensive loss

$

(42,345)    $

(1,716,837)

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

Three Months Ended March 31,

2012

2011

Cash flows from operating activities:

Net loss

$

(42,345)    $

$   (1,716,837)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

-

(Gain) loss on disposition of assets

-

-

(Gain) loss on equity investment

-

-

Changes in operating assets and liabilities:

Decrease (Increase) in:

Accounts receivable

-

-

Advance to suppliers

-

-

Inventories

-

-

Prepaid expenses

8,333

-

Other current assets

(6,432)

-

Impairment of notes receivable

-

1,711,003

Increase (decrease) in:

Auction proceeds payable

-

-

Accounts payable

17,404

-

Accrued liabilities

(54,644)

5,819

Net cash used in operating activities

(77,684)

(15)

Cash flows from investing activities:

Purchase of property and equipment

-

-

(Increase) decrease in goodwill

40,189

-

Proceeds from sale of fixed assets

-

-

Net cash provided by (used in) investing activities

40,189

-

Cash flows from financing activities:

Increase (decrease) in minority share

(36,035)

-

Payments on short-term notes

-

-

Payments/proceeds- short-term debt

52,399

-

Net cash provided by (used in) financing activities

16,364

-

Net decrease in cash and cash equivalents

(21,131)

(15)

Cash and cash equivalents at beginning of year

49,010

3,835

Cash and cash equivalents at end of period

$

27,879     $

3,820

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

The  disposition  did  not  affect  WWA  Group’s  interest  in  Asset  Forum,  LLC.,  its  ownership  of  proprietary on-line  auction  software  or  its  equity  interest  in  Infrastructure  Developments  Corp.  (“Infrastructure”)  in

which it currently holds approximately a consolidated 57.6% equity position.

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

Intelspec  became  a  subsidiary  of  Infrastructure.  WWA  Group  acquired  an  approximately  22%  interest  in

Infrastructure   as   a   result  of   the   transaction.   In  July  2010,   WWA  Group   sold   4,000,000  shares  of

Infrastructure   at   a   value   of   $320,000   reducing   WWA   Group’s   investment   to   17.75%.   Further   on

November  21,  2011  WWA  Group  acquired  165,699,842  shares  of  common  stock  of  Infrastructure  on conversion  of  WWA  Group’s  convertible  promissory  note.  On  March  31,  2012  WWA  Group  owned

57.6%  of  Infrastructure  making  it  a  controlling  shareholder  of  Infrastructure  causing  the  Infrastructure

financials  to  be  consolidated  with  those  of  WWA  Group,  Inc.   Therefore,  the  financials  of  Infrastructure

as of December 31, 2011 has been consolidated with WWA group Inc.

WWA  Group  includes  the  accounts  of  (i)  its  majority  owned  subsidiary,  Asset  Forum  LLC,  a  company founded by WWA Group in the state of Nevada on January 7, 2010, and (ii) Infrastructure.

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

As of March 31, 2012, there were no cash and cash equivalents held  with a bank as compensating balance against borrowing arrangements.

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

Codification  360,  WWA  Group  uses  an  estimate  of  the  future  undiscounted  net  cash  flows  of  the  related asset  or  group  of  assets  over  their  remaining  economic  useful  lives  in  measuring  whether  the  assets  are recoverable.  If  the  carrying  amount  of  an  asset  exceeds  its  estimated  future  cash  flows,  an  impairment charge is recognized  for the amount by  which  the carrying  amount  exceeds the  estimated  fair value of  the asset.  Impairment of  long-lived  assets is assessed  at the lowest levels for which  there are identifiable cash flows  that  are  independent  of  other  groups  of  assets.  Assets  to  be  disposed  of  are  reported  at  the  lower  of the  carrying  amount  or  fair  value,  less  the  estimated  costs  to  sell.  In  addition,  depreciation  of  the  asset ceases.  During  the  three  months  period  ended  March  31,  2012,  no  significant  impairment  of  long-lived assets was recorded.

Investment in Equity Interest

WWA  Group  has  approximately  57.6%  as  of  March  31,  2012  in  a  consolidated  subsidiary.  During  the year  ended  December  31,  2010  the  company  had  maintained  the  accounts  under  the  equity  method  of accounting  whereby  WWA  Group  records  its  proportionate  share  of  the  net  income  or  loss  of  the  equity interest  up  to  June  30,  2010.  On  November  21,  2011WWA  Group  converted  its  Notes  Receivable  to equity  investment  and  received  165,699,842  shares  and  ended  up  holding  a  57.6%  share  of  Infrastructure at March 31, 2012. As WWA Group has become a majority share holder as of November 21, 20111 it has consolidated its financials with those of Infrastructure as of December 31, 2011 and March 31, 2012.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA  Group  did  not  have  any  investment  in  related  party  as  of  March  31,  2012.  Until  October  31,  2010

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Share-Based Compensation

For   stock-based   awards   granted   on   or   after   January   1,   2006,   WWA   Group   records   stock-based

compensation  expense  based  on  the  grant  date  fair  value,  estimated  in  accordance  with  the  provisions  of

ASC 718 and ASC 505-50.

Under  the  2006  Benefit  Plan  of  WWA  Group,  Inc.,  WWA  Group  may  issue  stock,  or  grant  options  to acquire,  up  to  2,500,000  shares  of  WWA  Group's  common  stock  to  employees  or  other  individuals including  consultants  or  advisors,  who  render  services  to  WWA  Group  or  our  subsidiaries.  As  of  March

31, 2012 1,250,000 registered securities remained available for issuance or grant under the Plan.

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income per Common Share

The computation of basic  earnings per  common share is based  on  the  weighted  average  number of  shares outstanding  during  each  year.  The  computation  of  diluted  earnings  per  common  share  is  based  on  the weighted  average  number  of  shares  outstanding  during  the  year,  plus  the  common  stock  equivalents  that would  arise  from  the  exercise  of  stock  options  and  warrants  outstanding,  using  the  treasury  stock  method and  the  average  market  price  per  share  during  the  year.  As  of  March  31,  2012  there  were  no  outstanding common stock equivalents.

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

Recent accounting pronouncements

In    June    2011,    the    FASB    issued    ASU    No. 2011-05,    Comprehensive    Income,    Presentation    of

Comprehensive  Income  and  in  December  2011,  the  FASB  issued  ASU  No.  2011-12,  Deferral  of  the

Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other

comprehensive   Income   in   ASU   2011-05   to   increase   the   prominence   of   items   reported   in   other

comprehensive  income.  Specifically,  the  new  guidance  allows  an  entity  to  present  components  of  net income  or  other  comprehensive  income  in  one  continuous  statement,  referred  to  as  the  statement  of comprehensive  income,  or  in  two  separate,  but  consecutive  statements.  The  new  guidance  eliminates  the current  option  to  report  other  comprehensive  income  and  its  components  in  the  consolidated  statement  of shareholders'  equity.  While  the  new  guidance  changes  the  presentation  of  comprehensive  income,  there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after  December 15,  2011.  We  adopted  this  guidance  on  January  1,  2012  and  have  presented  a  new financial  statement  titled  Condensed  Consolidated  Statement  of  Comprehensive  Income  for  the  three month periods ending March 31, 2012 and April 2, 2011.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

In  April  2010  Intelspec  was  acquired  by  Infrastructure,  a  publicly  traded  company,  which  acquisition reduced  WWA  Group's  equity  interest  to  22%.  In  July  2010,  WWA  Group  sold  shares  of  its  common stock in a private transaction, further reducing WWA Group’s ownership interest to 18%.

On November 21, 2011 WWA Group converted its Notes Receivable to  Infrastructure to equity as a result of  which  as  of  December  31,  2011  WWA  Group  owns  approximately  57.6%  of  common  stock  of

Infrastructure.  As  WWA  Group  has  become  majority  shareholder  of  Infrastructure  as  of  November  21,

2011,  the  financials  of  Infrastructure  as  of  March  31,  2012  has  been  consolidated  with  WWA  Group  Inc for reporting purpose.

NOTE E – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA  Group  has  short-term  borrowings  from  unrelated  entities.  The  notes  are  unsecured,  are  due  upon demand.  The  notes  payable  represents  the  total  borrowings  of  $414,239  under  the  note  as  of  March  31,

2012.

NOTE F – STOCK OPTIONS

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

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE F – STOCK OPTIONS (Continued)

A summary of the status of WWA Group's stock options as of December 31, 2010 and changes during the years ended December 31, 2011 and 2010 is presented below:

Weighted

Weighted

Number of

Average

Average

Options

Exercise

Grant Date

Price

Fair Value

Outstanding December 31,

2007

576,973

$ 1.00

$ 0.23

Granted

100,000

$ 0.36

$ 0.17

Expired

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Outstanding December 31,

676,973

$ 0.36

$ 0.17

2008

Exercisable

676,973

$ 0.36

$ 0.17

Granted

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Expired

(676,973)

$ 0.36

$ 0.17

Outstanding December 31,

2009 & 2010 and 2011

-

$ 0.00

$ 0.00

NOTE G – RELATED PARTY TRANSACTIONS

As of March 31, 2012 WWA Group has no related party investments.

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

WWA Group may become or is subject to investigations,  claims or lawsuits ensuing out of the conduct of its  business.  WWA  Group  is  currently  not  aware  of  any  such  items,  except  those  discussed  below,  which it believes could have a material effect on its financial position.

NOTE I- CONSOLIDATION AND MINORITY  INTERESTS

On  November  21,  2011,  WWA  Group  converted  $2,477,544  due  to  it  on  a  convertible  promissory  note into  165,699,842  common  shares  of  Infrastructure  valued  at  $0.014952  per  share.  Prior  to  the  transaction on  November  21,  2011,  WWA  Group  owned  25,294,218  shares  or  18%  of  Infrastructure’s  issued  and outstanding  common  stock.  Following  the  transaction  on  November  21,  2011,  WWA  Group  owned

190,994,060  shares  or  63.4%  of  Infrastructure's  issued  and  outstanding  common  stock.  As  on  March  31,

2012  WWA  Group  owned  184,990,060  shares  or  57.6%  of  Infrastructure’s  issued  and  outstanding common stock.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE J- CONSOLIDATION AND MINORITY  INTERESTS

Consolidation

Following are the Infrastructure financials for consolidation with WWA Group:

Infrastructure Balance Sheet  AS ON

March 31, 2012

December 31, 2011

Cash

$

18,319

$

42,690

Other  Current  Asset

$

45,214

$

47,115

Total Asset

$

63,533

$

89,805

$

$

Accounts Payable

$

45,260

$

27,856

Accrued Expenses

$

47,452

$

40,080

Notes Payable

$

304,426

$

328,226

Total Liabilities

$

397,138

$

396,162

Net  Asset  (at  100%)

$      (333,605

$

(306,357)

$

$

Minority interest

$     (140,282)

$

(104,247)

Company’s interest

$     (193,323)

$

(202,110)

Opening Balance

$     (202,110)

$

(181,150)

Reduction of company’s interest

$

40,186

$

Share of loss for the period

$

(31,399)

$

(20,960)

Closing  Balance

$     (193,323)

$

(202,110)

Consolidated Statement of Operation For the three months period ended March 31, 2012

Total Revenue

$

56,300

Total Cost of Goods sold

$

61,186

Total operating expenses

$

46,491

Other expenses

$

3,372

Loss for the period

$     (54,749)

Minority Loss

$     (23,350)

WWA Group’s share of loss of

Infrastructure included in

consolidated income statement for the

period ending March 31, 2012

$     (31,399)

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

NOTE J- CONSOLIDATION AND MINORITY  INTERESTS (Continued)

Minority Interest

This note gives details of the WWA Group’s minority interests and shows the movements during the year:

Minority Interest on conversion date

($  104,247)

Additional shares issued after conversion

($  12,685)

Loss for the period attributable to Minority Interest

($   23,350)

Balance as at March 31, 2012

($ 140,282)

NOTE K - SUBSEQUENT EVENTS

WWA  Group  evaluated  its  March  31,  2012  financial  statements  for  subsequent  events  through  the date the financial statements  were originally issued.  Other  than  the events  noted  below,  WWA Group is  not  aware  of  any  subsequent  events  which  require  recognition  or  disclosure  in  the  financial statements.

On  May  1,  2012  WWA  Group  abandoned  efforts  to  commercialize  the  operations  of  Asset  Forum

LLC.  due  to  a  lack  of  sufficient  resources  to  develop  the  site  and  intense  completion  in  the  online auction space.

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

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

The sale of WWA Group’s physical auction business effective October 31, 2010 and ongoing discussions with OFAC during 2011 as to the possibility that a debilitating penalty might be levied against us significantly impacted our business operations as of December 31, 2011. The uncertainty associated with

OFAC was resolved in January of 2012. Although the sale of World Wide eliminated virtually all of our outstanding liabilities and resulted in a net profit in that period  to WWA Group, the resultant loss of income producing activities is formidable. We expect that WWA Group will continue without direct revenue in 2012 as management decided to abandon its efforts to commercialize the operations of Asset

Forum, LLC as of May 1, 2012 due to a lack of sufficient resources to develop the site and intense completion in the online auction space.

Meanwhile,  we are assisting the management of World Wide during a transitional period that will extend until December 31, 2012 for which assistance we are to receive a management fee. Over this transitional period we will (i) train management, (ii) promote operating efficiencies in Dubai, and (iii) consult as to the use of lower cost venues including on-line auctions and smaller equipment auctions. We will continue to play an active role in the management of our consolidated position in Infrastructure Development Corp.

(“Infrastructure”) and will remain vigilant in our endeavor to identify additional business opportunities that might best serve the interests of our shareholders. We will not limit our options to any particular industry, but will evaluate each opportunity on its merits.

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

WWA Group’s business development strategy is prone to significant risks and uncertainties which are having an immediate impact on its efforts to realize net cash flow. Further, we have a limited history of generating income from our equity investments and are yet to realize any return on our investment in

Infrastructure. Should WWA Group  be unable to generate income or reduce expenses to the point where it can meet operating expenses through debt or equity financing, which can in no way be assured, WWA

Group’s ability to continue its business operations will remain in jeopardy.

Results of Operations

During the three month period ended March 31, 2012, WWA Group (i) maintained Asset Forum, (ii)

managed its consolidated majority interest in Infrastructure and (iii) satisfied  continuous public disclosure requirements.

The results of operations presented herein for the period ended March 31, 2012 and 2011 present WWA

Group and (i) its majority owned subsidiary Asset Forum LLC, and (ii) Infrastructure Development Corp.

Net Loss

Net loss for the period ended March 31, 2012 decreased to $42,345 from $1,716,837 for the three month period ended March 31, 2011. The decrease in net loss over the comparative periods can be attributed to the impairment of notes receivable from Intelspec in the three month period ended March 31, 2011.

WWA Group anticipates that it will continue to realize net losses until such time as it realizes a return on its equity investment in Infrastructure.

Revenue

Revenue for the period ended March 31, 2012 was $56,300 as against $0 for the period ended March 31,

2011.Revenues in the current comparative period can be attributed to project management income realized from Infrastructure Development Corp. operations. WWA Group does not expect revenue to increase except on the performance of Infrastructure.

Gross Profit

Gross loss for the period ended March 31, 2012 was $4,886 as against $0 for the period ended March 31,

2011. The increase in gross loss over the comparative periods can be attributed the increase in direct costs.

Operating Expenses

Operating expenses for the period ended  March 31, 2012 are $71,437 as against $5,832 for the  period ended  March 31, 2011. The increase in operating expenses over the comparative period are attributed to the expenses associated with the operations of Infrastructure Development Corp. WWA Group anticipates that operating expenses will increase during 2012, subject to availability of funding, and dependent on whether management decides to develop additional business opportunities.

Depreciation and amortization expenses for the period ended  March 31, 2012 and March 31, 2011 were

$0. Depreciation and amortization expenses are expected to continue to  remain at $0 through 2012.

Other Income/Expenses

Other income for the period ended  March 31, 2012 increased to $10,628 as compared to other expense of

$1,711,003 for the period ended  March 31, 2011 tied to the impairment of non-current assets.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital deficit of $502,315 as of  March 31, 2012. At March 31, 2012, our current assets were $73,103, which consisted of $27,879 in cash, $24,073 in prepaid expenses and $21,151 in other current assets. Our total assets were $214,061, which included current assets and goodwill of $141,061.

Our current and total liabilities were $575,418. Our total stockholders’ deficit at March 31, 2011 was

$361,254.

Cash flow used in operating activities for the  period ended March 31, 2012 was $77,684 as compared to

$15 for the period ended March 31, 2011. The change in cash flow used in operating activities between the periods can be attributed to the increase in accounts payable and prepaid expenses offset by the decrease in accrued liabilities. We expect to continue to use cash flows in operating activities for the balance of 2012.

Cash flow provided by investing activities for the period ended March 31, 2012 was $40,189 as compared to $0 for the period ended March 31, 2011. Net cash flow provided by investing activities in the current three month period is attributed to a decrease in the  goodwill associated with Infrastructure. We expect to use cash flows in investing activities going forward in the event we develop additional business opportunities.

Cash flow provided by financing activities was $16,364 for the period ended March 31, 2012 as compared to $0 of cash flow used in financing activities for the period ended  March 31, 2011. Cash flow provided by financing operations in the current three month period can be attributed to an increase in a short term note of $52,399 offset by a decrease in minority share of $52,399. We expect to generate cash flows from financing activities in the near term.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and cannot determine at this time what added amount might be required in the event management decides to pursue additional business opportunities.  WWA Group has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no  agreement formal or otherwise. Our inability to obtain sufficient funding will have a material adverse affect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at March 31, 2012.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of  March 31, 2012.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2012, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2011 and

2010 included in WWA Group’s Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United

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

Management’s plan to address WWA Group’s ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and realizing revenues from additional business opportunities. Management believes that it will be able to obtain funding to enable WWA Group to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012.

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

Based on that evaluation, WWA Group’s management concluded, as of the end  of the period covered by this report, that WWA Group’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

29 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange  Act  of 1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Eric Montandon

May 13, 2012

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa

May 13, 2012

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

21

Subsidiaries of WWA Group.

23.2*

Consent of Independent  Registered Public  Accounting Firm (incorporated herein by reference from the Form 10-K filed with the Commission on April 16, 2012)

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