Form 10-Q
period 2012-06-30
WWA GROUP INC
filed 2012-08-17
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2012.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of  shares outstanding of each of  the issuer’s classes of  common stock,  as of  the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at August 15, 2012, was 23,841,922.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.     Financial Statements ............................................................................................................... 3

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and

December 31, 2011 (audited).................................................................................................. 4

Condensed Unaudited Consolidated Statements of Income for the three and six month periods ended June 30, 2012 and June 30, 2011 ..................................................................... 5

Condensed Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and June 30, 2011….……………………………………  6

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

WWA GROUP, INC.

Condensed Consolidated Balance Sheets

June 30,

December 31,

Assets

2012

2011

(Unaudited)

(Audited)

Current assets:

Cash

$

2,725

$

49,010

Receivables, net

-

-

Advances to suppliers

-

-

Inventories

-

-

Prepaid expenses

-

32,406

Notes receivable

-

-

Other current assets

10

14,719

Total current assets

2,735

96,136

Property and equipment, net

-

-

Goodwill

-

181,250

Notes receivable

-

-

Investment in related party entity

-

-

Other assets

-

-

Total Assets

$

2,735     $

277,386

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payables

$

-    $

27,856

Accrued expenses

594

170,563

Line of credit

-

-

Short Term Debt - Notes Payable

-

361,840

Current maturities of long-term debt

-

-

Total current liabilities

594

560,259

Long-term debt

$

-    $

-

Total liabilities

594

560,259

Commitments and contingencies

$

-    $

-

Stockholders' equity:

Common stock, $0.001 par value, 50,000,000 shares

authorized; 23,841,922 and 22,591,922 shares

Respectively issued and outstanding

23,842

22,592

Additional paid-in capital

4,472,830

4,449,080

Retained earnings

(4,494,531)

(4,650,299)

Non-controlling interest

-

(104,247)

Total stockholders' equity (deficit):

2,141

(282,874)

Total liabilities and stock holders' equity

$

2,735     $

277,386

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Consolidated Statements of Income

Three months ended June 30

Six months ended June 30

Unaudited

Unaudited

Unaudited

Unaudited

2012

2011

2012

2011

Revenues from commissions and services

$

-     $

-      $

-      $

-

Revenues from sales of equipment

-

-

-

-

Revenues from Ship Charter

-

-

-

-

Total revenues

$

-      $

-     $

-

$

-

Direct costs - commissions and services

-

-

-

-

Direct costs - sales of equipment

-

-

-

-

Gross profit

$

-      $

-     $

-      $

-

Operating expenses:

General, selling and administrative expenses

41,979

8,853

66,926

14,685

Salaries and wages

-

-

-

-

Selling expenses

-

-

-

-

Depreciation and amortization expense

-

-

-

-

Total operating expenses

$

41,979

$

8,853      $

66,926

$

14,685

(Loss) income from operations

$     (41,979)      $

(8,853)      $

(66,926)      $

(14,685)

Other income (expense):

Interest expense

-

-

-

-

Impairment of Notes receivables

-

-

-

(1,711,003)

Gain (loss) on Equity investment

101,168

(384,850)

105,168

(384,850)

Interest income

-

-

-

-

Other income (expense)

86,565

0

96,565

(2)

Total other income (expense)

187,733

(384,850)

201,733

(2,095,854)

Income before income taxes

145,754

(393,702)

134,807

(2,110,539)

Provision for income taxes

$

-      $

-     $

-      $

-

Net income (loss) from operations

$      145,754      $     (393,702)      $      134,807      $   (2,110,539)

Basic earnings (loss)  per common share

$

0.01      $

(0.02)

$

0.01      $

(0.09)

Diluted earnings per common share

$

-      $

-

-

-

Weighted average shares - Basic

23,841,922

22,591,922

23,841,922

22,591,922

Weighted average shares - Diluted

22,921,592

22,591,922

22,756,757

22,591,922

Net Income (Loss)

$      145,754      $     (393,702)      $      134,807      $   (2,110,539)

Other Comprehensive income  (loss)

$

-      $

-     $

-      $

-

Total Comprehensive income (loss)

$      145,754      $     (393,702)      $      134,807      $   (2,110,539)

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

Six Months Ended June 30,

2012

2011

Cash flows from operating activities:

Net income ( loss)

$

134,807     $

(2,110,539)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

-

(Gain) loss on disposition of assets

-

-

(Gain) loss on equity investment

(105,168)

(384,850)

Difference in retained earnings due to non-consolidation of IDVC

20,961

-

Changes in operating assets and liabilities:

Decrease (Increase) in:

Accounts receivable

-

-

Advance to suppliers

-

-

Inventories

-

-

Prepaid expenses

32,406

-

Other current assets

14,709

-

Impairment of notes receivable

-

1,711,003

Increase (decrease) in:

Auction proceeds payable

-

-

Accounts payable

(27,856)

-

Accrued liabilities

(169,969)

21,512

Net cash used in operating activities

(100,110)

(36,199)

Cash flows from investing activities:

Purchase of property and equipment

-

-

(Increase) decrease in not receivable

-

33,000

(Increase) decrease in goodwill

181,250

-

(Increase) decrease in non-controlling interest

104,247

-

Proceeds from sale of fixed assets

-

-

Net cash provided by  investing activities

285,497

33,000

Cash flows from financing activities:

Increase (decrease) in line of credit

-

-

Payments/Proceeds from short-term notes payable

(361,840)

1,169

Debt settlement by issuance of equity investment

105,168

-

Debt settlement by issuance of common stock

25,000

-

Net cash provided by (used in) financing activities

(231,672)

1,169

Net decrease in cash and cash equivalents

(46,285)

(2,030)

Cash and cash equivalents at beginning of year

49,010

3,835

Cash and cash equivalents at end of period

$

2,725

$

1,805

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest in Infrastructure Developments Corp. (“Infrastructure”).

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

Intelspec became a subsidiary of Infrastructure. WWA Group acquired an approximately 22% interest in

Infrastructure as a result of the transaction. In July 2010, WWA Group sold 4,000,000 shares of

Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%. Further on

November 21, 2011 WWA Group acquired 165,699,842 shares of common stock of Infrastructure on conversion of WWA Group’s convertible promissory note. On December 31, 2011 WWA Group owned

63.38% of Infrastructure making it a controlling shareholder of Infrastructure causing Infrastructure’s financials to be consolidated with those of WWA Group, Inc. However, as of June 30, 2012 WWA

Group’s shareholding in Infrastructure has decreased to 29.62% due to certain debt settlements amounting to a disposition of an aggregate of 67,509,667 IDVC shares. Since WWA Group is no longer a controlling shareholder it no longer consolidates its accounts with that of Infrastructure as of June 30, 2012.

WWA Group includes the accounts of its subsidiary,  Asset Forum LLC.

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

June 30, 2012

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

As of June 30, 2012, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

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

June 30, 2012

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

Codification 360, WWA Group uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.  In addition, depreciation of the asset ceases. During the six months period ended June 30, 2012, no significant impairment of long-lived assets was recorded.

Investment in Equity Interest

WWA Group has approximately a 29.62% shareholding in its equity investment in Infrastructure as of

June 30, 2012. During the year ended December 31, 2010 the company had maintained the accounts under the equity method of accounting whereby WWA Group recorded its proportionate share of the net income or loss of the equity interest up to June 30, 2010. On November 21, 2011WWA Group converted its Notes Receivable into an equity investment and received 165,699,842 shares increasing its interest to a

63% interest in Infrastructure. Since WWA Group became a majority share holder of Infrastructure as of

November 21, 20111 it consolidated its financials with those of Infrastructure as of December 31, 2011 and March 31, 2012. As of June 30’ 2012 WWA Group no longer consolidates its accounts with those of

Infrastructure due the decrease in its interest and the full impairment of its remaining equity investment in

Infrastructure.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA Group did not have any investment in related party as of June 30, 2012. Until October 31, 2010

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

June 30, 2012

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

December 31, 2011 1,250,000 registered securities remained available for issuance or grant under the

Plan. On June 6, 2012 WWA Group authorized and approved the issuance of remaining 1,250,000 common shares available pursuant to the Plan valued at $0.02 a share.

.

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

June 30, 2012

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

June 30, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. As of June 30, 2012 there were no outstanding common stock equivalents.

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

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January

1, 2013. WWA Group currently evaluating the impact of the adoption of ASU 2011-11 on its financial position, results of operations, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of

Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the

Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other

comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and have presented a new financial statement titled Condensed Consolidated Statement of Comprehensive Income for the six month periods ending June 30, 2012 and April 2, 2011.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

On November 21, 2011 WWA Group converted its Notes Receivable due from Infrastructure to equity as a result of which as of December 31, 2011 WWA Group owned  approximately 63% of the common stock of Infrastructure. Since WWA Group became the majority shareholder of Infrastructure as of November

21, 2011 its financials as of December 31, 2011 and March 31, 2012 were consolidated with those of

WWA Group Inc for reporting purposes.

On June 30, 2012 WWA Group divested itself of 67,509,667 shares of Infrastructure in a series of  debt settlement agreements, which settlements decreased WWA Group’s equity interest in Infrastructure to

29.62%.

NOTE E – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA Group has no short term borrowings from unrelated entities as of June 30, 2012

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

Weighted

Weighted

Number of

Average

Average

Options

Exercise

Grant Date

Price

Fair Value

Outstanding December 31,

2007

576,973

$ 1.00

$ 0.23

Granted

100,000

$ 0.36

$ 0.17

Expired

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Outstanding December 31,

676,973

$ 0.36

$ 0.17

2008

Exercisable

676,973

$ 0.36

$ 0.17

Granted

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Expired

(676,973)

$ 0.36

$ 0.17

Outstanding December 31,

2009 & 2010 and 2011

-

$ 0.00

$ 0.00

NOTE G – RELATED PARTY TRANSACTIONS

As of June 30, 2012 WWA Group has no related party investments.

WWA GROUP, INC

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

WWA Group may become or is subject to investigations,  claims or lawsuits ensuing out of the conduct of its  business.  WWA  Group  is  currently  not  aware  of  any  such  items,  except  those  discussed  below,  which it believes could have a material effect on its financial position.

NOTE I- CONSOLIDATION AND MINORITY  INTERESTS

As of June 30’ 2012 WWA group has not consolidated the accounts of Infrastructure due to  full impairment of its equity investment in IDVC.

NOTE J- SUBSEQUENT EVENTS

WWA Group evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were originally issued. Other than the events noted below, WWA Group is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On July 12, 2012 WWA Group enter into a Share Exchange Agreement to acquire all of the issued and outstanding shares of Summit Digital,  Inc. subject to shareholder approval.

I T E M  2.

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

Discussion and Analysis

The sale of WWA Group’s physical auction business effective October 31, 2010 and ongoing discussions with OFAC during 2011 as to the possibility that a debilitating penalty might be levied against us significantly impacted our business operations as of December 31, 2011. Although the uncertainty associated with OFAC was resolved in January of 2012 and the sale of World Wide eliminated virtually all of our outstanding liabilities, the resultant loss of income producing activities continues to be formidable.

Our consolidation with Infrastructure Developments,  Inc. (“Infrastructure’) in November of 2011 on

converting debt to equity did not live up to expectations that the synergies present in the respective companies would generate the activity necessary to move forward. On June 30, 2012 WWA Group decreased its equity position in Infrastructure to that of a minority shareholder through a series of debt settlements intended to relieve WWA Group of outstanding debt obligations. The divestiture of

Infrastructure shares caused us to abandon any consolidation of our accounts with those of Infrastructure as of June 30, 2012.

We have discontinued efforts to commercialize the operations of Asset Forum, LLC due to the highly competitive nature of online auction platforms and the limited capital we have available to compete in this space.

Business

WWA Group’s current operations are focused  around the marketing and sale of “Wing Houses” in North

America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the

Renhe Group. The units are marketed as mobile offices or living space that fold into a standard container with all ISO fittings in place for easy transport.

Wing Houses can be placed anywhere with a swing lift and opened into 80 square meters of a living or working environment within four to five hours for a wide range of applications, including

•     Living space

•     Office space

•     On site showrooms

•     Restaurants

•     Worker accommodation

•     Forward operations base.

WWA Group owns and operates the www.winghouses.com  web site with the permission of the manufacturer from which it generates leads. A video of our Wing Houses available on You Tube has in addition generated more than 15,000 viewings to date. Although WWA Group is yet to conclude a sale of a Wing House it has generated over one hundred leads since April and documented several quotes.

WWA Group expects to issue formal invoices and realize sales of the Wing Houses in the near future.

Summit Digital, Inc.

On July 12, 2012 the board of directors of WWA Group caused the corporation to enter into a Share

Exchange Agreement to acquire all of the issued and outstanding shares of Summit Digital, Inc.

(“Summit”) from the sole shareholder thereof in exchange for shares of our common stock. The Share

Exchange Agreement (“Agreement”) provides that the sole shareholder of Summit will exchange 100 shares or one hundred percent (100%) of the issued and outstanding shares of Summit for ninety nine million (99,000,000) shares or eighty percent (80%) of WWA Group. The Agreement further provides for the appointment of two new members to WWA Group’s board of directors.  Summit is a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States.

Summit is focused on acquiring existing underutilized Cable systems in rural, semi-rural and gated community markets, aggregating them into a single Multi-System Operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband

Internet, and voice telephony.  These bundled  service packages have become the industry standard in major urban markets served by major Cable providers, but systems in Summit’s target market typically lag behind in adopting them, offering a substantial opportunity to increase penetration and per-customer revenue by offering these comprehensive service packages.  Summit may at times build new Cable systems or wireless infrastructure to serve areas where no infrastructure is in place, but the primary intent is to acquire underutilized existing systems.

Summit believes that other value-added services delivered through Cable infrastructure, such as pay-per-

view events, digital video and digital video recording, and high-definition TV also represent significant potential revenue streams that have not been effectively exploited by its acquisition targets.

Summit intends to take decisive steps to streamline management, improve efficiency, and reduce costs in systems it acquires using the following areas of emphasis:

•     Any debt that is attached to these systems by the prior ownership will be restructured

•     Billing, collection, call center and scheduling services will be centralized, significantly reducing costs for each system.

•     Head end technicians located at corporate headquarters will direct employees and monitor their performance, standardizing and service practices and quality control.

•     Theft by potential subscribers who attempt to steal services can have a significant impact on the viability of rural cable systems.  Measures to prevent theft will be installed, including regular audits conducted by our own installers as well as independent contractors.

•     Equipment purchasing will be combined to achieve economies of scale and reduce costs.

•     Structured management systems stressing continuous documentation, performance evaluation,

and action to address weaknesses will be installed, addressing a common management deficiency in small single-system operators.

Many small to medium sized single-system operators of the type common in rural and semi-rural America have not been developed to their full capacity,  for two primary reasons.

•     Many of these systems were overburdened with debt that was incurred on the initial construction of their cable systems.  Overly optimistic projections and unrealistic performance expectations not backed up by appropriate technology and management expertise, combined with lack of an established basis for prediction in many markets led system owners to take on excessive debt,

which enabled their entry to the business but also left them unable to sustain their business profitably.

•     The technology that supports the upgraded services that Summit intends to provide has only recently become cost-effective for smaller rural systems.  Even with today’s superior and less expensive technology, small individual cable systems rarely have the economies of scale or the financing necessary to effectively exploit these technologies.  Summit’s knowledgeable technical team and ability to combine equipment purchases will provide the knowledge and the leverage with suppliers that are needed to effectively introduce these technologies.

Summit believes, based on extensive interviews and contacts with management at local systems, that the managers and owners of many of these systems are interested in acquisition on favorable terms by an

MSO built around the principle of maximizing the potential of these systems. Based on interviews with small system managers, Summit believes that many of these systems can be acquired in exchange for a combination of cash and Summit stock.

Once systems have been acquired, Summit will upgrade them to support broadband Internet and voice telephony and aggressively market these combined services both to existing subscribers and non-

subscribers within the system footprint.  Existing cash flows, cash flows from acquired systems, and acquisition terms allowing payment as systems are built out.  Summit does not intend to incur debt or sell shares to finance system upgrades.

Summit intends to add an additional revenue stream to its acquired Cable systems through its capacity to insert local advertising, known as interstitials, to Cable TV content.  Summit has the right to insert local advertising into programming from major networks such as CNN, ESPN, Fox News and many others.

This ad insertion is accomplished through an interface between the network and Summit’s system, with

the network providing cue tones that open time slots for Summit’s advertisers.   Again, this is a revenue

opportunity not currently exploited by the Cable systems Summit seeks to acquire, and upgrading systems to accommodate this form of advertising presents a significant opportunity to generate additional revenue from existing infrastructure.

Summit’s business strategy is to acquire systems meeting viability criteria, aggregate them in a multiple system operator format, improve management, reduce costs, and add revenue by aggressively promoting high-value services such as high speed broadband internet and pay-per-view TV and by adding advertising income to the system revenue mix.  Summit will not surrender controlling interest in systems

it acquires and will not incur long-term debt to acquire systems or upgrade acquired systems.   Summit

believes that it can substantially increase both its subscriber base and its revenue per subscriber by following this strategy.

WWA Group expects to conclude the transaction in the third quarter of this year subject to shareholder approval.

Results of Operations

During the six month period ended June 30, 2012, WWA Group (i) abandoned efforts to commercialize

Asset Forum LLC, (ii) decreased its equity interest in Infrastructure to that of a minority shareholder, (iii)

continued to lend management assistance on a temporary basis to World Wide Auctioneers (Dubai); (iv)

increased marketing efforts of Wing House units and (v) satisfied continuous public disclosure requirements.

Net Income (Loss)

Net income for the three month period ended June 30, 2012 was $145,754 as compared to a net loss of

$393,702 for the three month period ended June 30, 2011. Net income for the six month period ended

June 30, 2012 was $134,807 as compared to a net loss of $2,110,539 for the six month period ended June

30, 2011. The transition to net income in the current three and six month comparative periods can be attributed to gains on equity investment and other income. WWA Group anticipates that it will continue to realize net income as general and administrative expenses stabilize and expected revenue from the sale of Wing Houses is realized.

Revenue

Revenue for the three and six month periods ended June 30, 2012 and June 30, 2011 was $0. WWA

Group expects to realize revenue from the sale of Wing Houses in future periods.

Operating Expenses

Operating expenses for the three month period ended June 30, 2012 are $41,979 as compared to operating expenses of $8,853 for the three month period ended June 30, 2011. The increase in operating expenses over the comparative periods is attributed to the professional expenses, director’s fees and expenses associated with marketing the Wing Houses. WWA Group anticipates that operating expenses will increase during 2012 as greater effort is made to sell Wing Houses on a global basis.

Depreciation and amortization expenses for the three and six month periods ended June 30, 2012 and June

30, 2011 were $0. Depreciation and amortization expenses are expected to continue to remain at $0 through 2012.

Other Income/Expenses

Other income for the three month period ended June 30, 2012 was $187,733 as compared to other expense of  $384,850 for the three month period ended June 30, 2011. Other income for the six month period ended June 30, 2012 was $201,733 as compared to other expense of $2,095,854 for the six month period ended June 30, 2011. Other income in the current three and six month periods can be attributed to gains on equity investment, reversal of liabilities and management fees.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital surplus of $2,141 as of June 30, 2012. At June 30, 2012, our current assets were

$2,735, which consisted of $2,725 in cash and $10 in other current assets. Our total assets were $2,735.

Our current and total liabilities were $594, which amount consisted of accrued expenses. Our total stockholders’ equity at June 30, 2012 was $2,141.

Cash flow used in operating activities for the six month period ended June 30, 2012 was $100,110 as compared to $36,199 for the six month period ended June 30, 2011. The change in cash flow used in operating activities between the periods can be attributed to the transition to net income, the  gain on equity investments, prepaid expenses, and other current assets offset by accounts payable and accrued liabilities. We expect to continue to use cash flows in operating activities for the balance of 2012.

Cash flow provided by investing activities for the six month period ended June 30, 2012 was  $285,497 as compared to $33,000 for the six month period ended June 30, 2011. Net cash flow provided by investing activities in the current six month period is attributed to a decrease in the goodwill associated with

Infrastructure and a decrease in a non-controlling interest. We expect to use cash flows in investing activities going forward  in the event we expand our business.

Cash flow used in financing activities was $231,672 for the six month period ended June 30, 2012 as compared to cash flow provided by financing activities of $1,169 for the six month period ended June 30,

2011. Cash flow used in financing operations in the current six  month period can be attributed to payments against short term notes payable offset by debt settlement through the divestiture of equity investment and debt settlement through the issuance of common stock. We expect to generate cash flows from financing activities in the near term  to maintain operations.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and cannot determine at this time what added amount might be required in the event our shareholders decide to move forward with the acquisition of Summit.  WWA Group has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we  have no agreement formal or otherwise. Our inability to obtain sufficient funding will have a material adverse affect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2012.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of June 30, 2012.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2012, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Management’s plan to address WWA Group’s ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and  realizing revenues from additional business opportunities such as Summit. Management believes that it will be able to obtain funding to  enable WWA

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012. Disclosure

controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

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

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of Asia8, Inc and as a director of Infrastructure Developments Corp. His responsibilities cause him to divide his time between the three entities. The division of time however does not necessarily indicate a division of interests since Asia8  is a shareholder of WWA Group and WWA

Group is a shareholder of Infrastructure. Nonetheless, his varied responsibilities may compromise WWA

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

MINE AND SAFETY DISCLOSURES

Not applicable.

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

WWA Group, Inc.

Date

/s/ Eric Montandon

August 16, 2012

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa

August 16, 2012

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