Form 10-Q
period 2012-09-30
WWA GROUP INC
filed 2012-11-14
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2012.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at November 14, 2012, was 23,841,922.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of

4

September 30, 2012(Unaudited)  and December 31, 2011 (audited)

Condensed Unaudited Consolidated Statements of Income for the

5

three and nine months ended September 30, 2012 and September 30, 2011

Condensed Unaudited Consolidated Statements of Cash Flows for the

6

nine months ended September 30, 2012 and September 30, 2011

Notes to Condensed Unaudited Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

17

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.

Controls and Procedures

23

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

Mine Safety Disclosures

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

Signatures

27

Index to Exhibits

28

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

WWA GROUP, INC.

Condensed Consolidated Balance Sheets

September 30,

December 31,

Assets

2012

2011

(Unaudited)

(Audited)

Current assets:

Cash

$

2,350

$

49,010

Receivables, net

-

-

Advances to suppliers

-

-

Inventories

-

-

Prepaid expenses

-

32,406

Notes receivable

-

-

Other current assets

7,260

14,719

Total current assets

9,610

96,136

Property and equipment, net

-

-

Goodwill

-

181,250

Notes receivable

-

-

Investment in related party entity

-

-

Total Assets

$

9,610     $

277,386

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payables

$

-    $

27,856

Accrued expenses

6,697

170,563

Line of credit

-

-

Short Term Debt - Notes Payable

-

361,840

Current maturities of long-term debt

-

-

Total current liabilities

6,697

560,259

Long-term debt

$

-     $

-

Total liabilities

6,697

560,259

Commitments and contingencies

$

-     $

-

Stockholders' equity:

Common stock, $0.001 par value, 50,000,000 shares

authorized; 23,841,922 and 22,591,922 shares

Respectively issued and outstanding

23,842

22,592

Additional paid-in capital

4,472,830

4,449,080

Retained earnings

(4,493,758)

(4,650,299)

Non-controlling interest

-

(104,247)

Total stockholders' equity (deficit):

2,913

(282,874)

Total liabilities and stock holders' equity

$

9,610     $

277,386

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Consolidated Statements of Income

Three months

Ended Sept. 30

Nine months

Ended Sept. 30

Unaudited

Unaudited

Unaudited

Unaudited

2012

2011

2012

2011

Revenues from commissions and services

$

-

$

-

$

-

$

-

Revenues from sales of equipment

-

-

-

-

Revenues from Ship Charter

-

-

-

-

Total revenues

$

-

$

-

$

-

$

-

Direct costs - commissions and services

-

-

-

-

Direct costs - sales of equipment

-

-

-

-

Gross profit

$

-

$

-

$

-

$

-

Operating expenses:

General, selling and administrative

9,228

4,833

76,153

19,517

expenses

Salaries and wages

-

-

-

-

Selling expenses

-

-

-

-

Depreciation and amortization expense

-

-

-

-

Total operating expenses

$

9,228

$

4,833

$

76,153

$

19,517

$

(9,228)

$

(4,833)

$   (76,153)

$     19,517)

(Loss) income from operations

Other income (expense):

Interest expense

-

-

-

-

Impairment of Notes receivables

-

-

-

(1,711,003)

Gain (loss) on Equity investment

-

(20,106)

105,168

(404,956)

Interest income

-

48,345

-

48,345

Other income (expense)

10,000

0

10,565

(2)

Total other income (expense)

10,000

28,239

211,733

(2,067,615)

Income before income taxes

773

23,407

135,579

(2,087,132)

Provision for income taxes

$

-

$

-

$

-

$

-

Net income (loss) from operations

$

773

$  (23,407)

$    135,579

$   (2,087,132)

Basic earnings (loss)  per common share

$

0.00

$

0.001

$

0.01

$

(0.09)

Diluted earnings per common share

$

-

$

-

$

-

$

-

Weighted average shares - Basic

23,841,922

22,591,922

23,841,922

22,591,922

Weighted average shares - Diluted

23,841,922

22,591,922

23,121,119

22,591,922

Net Income (Loss)

$

773

$  (23,407)

$   135,579

$  (2,087,132)

Other Comprehensive income  (loss)

$

-

$

-

$

-

$

-

Total Comprehensive income (loss)

$

773

$  (23,407)

$    135,579

$  (2,087,132)

See accompanying condensed

notes to consolidated reviewed

financial statements.

WWA GROUP, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

Nine Months Ended Sept. 30,

2012

2011

Cash flows from operating activities:

Net income ( loss)

$

135,579     $

(2,087,132)

Adjustments to reconcile net income to net cash

provided by operating activities

Depreciation and amortization

-

-

(Gain) loss on disposition of assets

-

-

(Gain) loss on equity investment

(105,168)

404,956

Difference in retained earnings due to non-consolidation of IDVC

20,961

-

Changes in operating assets and liabilities:

Decrease (Increase) in:

Accounts receivable

-

-

Advance to suppliers

-

-

Inventories

-

-

Prepaid expenses

32,406

-

Other current assets

7,459

48,345

Impairment of notes receivable

-

1,711,003

Increase (decrease) in:

Auction proceeds payable

-

-

Accounts payable

(27,856)

-

Accrued liabilities

(163,866)

(18,750)

Net cash used in operating activities

(100,485)

(38,269)

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

2,144

Debt settlement by issuance of equity investment

105,168

-

Debt settlement by issuance of common stock

25,000

-

Net cash provided by (used in) financing activities

(231,672)

2,144

Net decrease in cash and cash equivalents

(46,660)

(3,125)

Cash and cash equivalents at beginning of year

49,010

3,835

Cash and cash equivalents at end of period

$

2,350

$

710

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

63.38% of Infrastructure making it a controlling shareholder of Infrastructure causing Infrastructure’s financials to be consolidated with those of WWA Group, Inc. However, as of September 30, 2012 WWA

Group’s shareholding in Infrastructure has decreased to 29.62% due to certain debt settlements amounting to a disposition of an aggregate of 67,509,667 IDVC shares. Since WWA Group is no longer a controlling shareholder it no longer consolidates its accounts with that of Infrastructure as of September 30, 2012.

WWA Group includes the accounts of its wholly owned subsidiary, Asset Forum LLC.

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

September 30, 2012

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

As of September 30, 2012, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

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

September 30, 2012

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

Codification 360, WWA Group uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the nine months period ended September 30, 2012, no significant impairment of long-lived assets was recorded.

Investment in Equity Interest

WWA Group has approximately a 29.62% shareholding in its equity investment in Infrastructure as of

September 30, 2012. During the year ended December 31, 2010 the company had maintained the accounts under the equity method of accounting whereby WWA Group recorded its proportionate share of the net income or loss of the equity interest up to June 30, 2010. On November 21, 2011WWA Group converted its Notes Receivable into an equity investment and received 165,699,842 shares increasing its interest to a

63% interest in Infrastructure. Since WWA Group became a majority share holder of Infrastructure as of

November 21, 20111 it consolidated its financials with those of Infrastructure as of December 31, 2011 and March 31, 2012. As of September 30, 2012 WWA Group no longer consolidates its accounts with those of Infrastructure due the decrease in its interest and the full impairment of its remaining equity investment in Infrastructure.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA Group did not have any investment in related party as of September 30, 2012. Until October 31,

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

September 30, 2012

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

September 30, 2012

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

September 30, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. As of September 30, 2012 there were no outstanding common stock equivalents.

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

Recent accounting pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of WWA Group.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

29.62%.

NOTE E – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA Group has no short term borrowings from unrelated entities as of September 30, 2012

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

Weighted

Weighted

Number of

Average

Average

Options

Exercise

Grant Date

Price

Fair Value

Outstanding December 31,

2007

576,973

$ 1.00

$ 0.23

Granted

100,000

$ 0.36

$ 0.17

Expired

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Outstanding December 31,

676,973

$ 0.36

$ 0.17

2008

Exercisable

676,973

$ 0.36

$ 0.17

Granted

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Expired

(676,973)

$ 0.36

$ 0.17

Outstanding December 31,

2009 & 2010 and 2011

-

$ 0.00

$ 0.00

NOTE G – RELATED PARTY TRANSACTIONS

As of September 30, 2012 WWA Group has no related party investments.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

WWA Group may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its  business.  WWA  Group  is  currently  not  aware  of  any  such  items,  except  those  discussed  below,  which it believes could have a material effect on its financial position.

NOTE I- CONSOLIDATION AND MINORITY INTERESTS

As of September 30, 2012 WWA group has not consolidated the accounts of Infrastructure due to full impairment of its equity investment in IDVC.

NOTE J- SUBSEQUENT EVENTS

WWA Group evaluated its September 30, 2012 financial statements for subsequent events through the date the financial statements were originally issued. Other than the events noted below, WWA

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

     Living space

     Office space

     On site showrooms

     Restaurants

     Worker accommodation

     Forward operations base.

Although WWA Group is yet to conclude a sale of a Wing House it has generated over one hundred leads since April and has quoted approximately ten people with prices.  WWA Group expects to issue formal invoices and realize sales of the Wing House any day now

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

Shareholders holding a majority of WWA Group issued and outstanding shares approved the Agreement on September 15, 2012. WWA Group expects to conclude the transaction in the fourth quarter of this year pending the distribution of a information statement to its shareholders.

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

     Any debt that is attached to these systems by the prior ownership will be restructured

     Billing, collection, call center and scheduling services will be centralized, significantly reducing costs for each system.

     Head end technicians located at corporate headquarters will direct employees and monitor their performance, standardizing and service practices and quality control.

     Theft by potential subscribers who attempt to steal services can have a significant impact on the viability of rural cable systems.  Measures to prevent theft will be installed, including regular audits conducted by our own installers as well as independent contractors.

     Equipment purchasing will be combined to achieve economies of scale and reduce costs.

     Structured management systems stressing continuous documentation, performance evaluation,

and action to address weaknesses will be installed, addressing a common management deficiency in small single-system operators.

Many small to medium sized single-system operators of the type common in rural and semi-rural America have not been developed to their full capacity, for two primary reasons.

     Many of these systems were overburdened with debt that was incurred on the initial construction of their cable systems.  Overly optimistic projections and unrealistic performance expectations not backed up by appropriate technology and management expertise, combined with lack of an established basis for prediction in many markets led system owners to take on excessive debt,

which enabled their entry to the business but also left them unable to sustain their business profitably.

     The technology that supports the upgraded services that Summit intends to provide has only recently become cost-effective for smaller rural systems.  Even with today’s superior and less expensive technology, small individual cable systems rarely have the economies of scale or the financing necessary to effectively exploit these technologies.  Summit’s knowledgeable technical team and ability to combine equipment purchases will provide the knowledge and the leverage with suppliers that are needed to effectively introduce these technologies.

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

Results of Operations

During the nine month period ended September 30, 2012, WWA Group (i) abandoned efforts to commercialize Asset Forum LLC, (ii) decreased its equity interest in Infrastructure to that of a minority shareholder, (iii) continued to lend management assistance on a temporary basis to World Wide

Auctioneers (Dubai); (iv) increased marketing efforts of Wing House units; (v) entered into an Agreement to acquire Summit; and (vi) satisfied continuous public disclosure requirements.

Net Income (Loss)

Net income for the three month period ended September 30, 2012 was $773 as compared to a net income of $23,407 for the three month period ended September 30, 2011. Net income for the nine month period ended September 30, 2012 was $135,579 as compared to a net loss of $2,087,132 for the nine month period ended September 30, 2011. The transition to net income in the current three and nine month comparative periods can be attributed to gains on equity investment and other income. WWA Group anticipates that it will continue to realize net income as general and administrative expenses stabilize and expected revenue from the sale of Wing Houses is realized.

Operating Expenses

Operating expenses for the three month period ended September 30, 2012 are $9,228 as compared to operating expenses of $4,833 for the three month period ended September 30, 2011. The increase in operating expenses over the comparative periods is attributed to the professional expenses, director’s fees and expenses associated with marketing the Wing Houses. WWA Group anticipates that operating expenses will increase during 2012 as greater effort is made to sell Wing Houses on a global basis.

Other Income/Expenses

Other income for the three month period ended September 30, 2012 was $10,000 as compared to other income of $28,239 for the three month period ended September 30, 2011. Other income for the nine month period ended September 30, 2012 was $211,733 as compared to other expense of $2,067,615 for the nine month period ended September 30, 2011. Other income in the current three and nine month periods can be attributed to gains on equity investment, reversal of liabilities and management fees.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We had a working capital surplus of $2,913 as of September 30, 2012. At September 30, 2012, our

current assets were $9,610, which consisted of $2,350 in cash and $7,260 in other current assets. Our total assets were $9,610. Our current and total liabilities were $6,697, which amount consisted of accrued expenses. Our total stockholders’ equity at September 30, 2012 was $2,913.

Cash flow used in operating activities for the nine month period ended September 30, 2012 was $100,485 as compared to $38,269 for the nine month period ended September 30, 2011. The change in cash flow used in operating activities between the periods can be attributed to  net income, the  gain on equity investments, prepaid expenses, and other current assets offset by accounts payable and accrued liabilities.

We expect to continue to use cash flows in operating activities for the balance of 2012.

Cash flow provided by investing activities for the nine month period ended September 30, 2012 was

$285,497 as compared to $33,000 for the nine month period ended September 30, 2011. Net cash flow provided by investing activities in the current nine month period is attributed to a decrease in the goodwill associated with Infrastructure and a decrease in a non-controlling interest. We expect to use cash flows in investing activities going forward as we intend to expand our business.

Cash flow used in financing activities was $231,672 for the nine month period ended September 30, 2012 as compared to cash flow provided by financing activities of $2,144 for the nine month period ended

September 30, 2011. Cash flow used in financing operations in the current nine month period can be attributed to payments against short term notes payable offset by debt settlement through the divestiture of equity investment and debt settlement through the issuance of common stock. We expect to generate cash flows from financing activities in the near term to maintain operations.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and cannot determine at this time what added amount might be required when we conclude the acquisition of

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

WWA Group had no lines of credit or other bank financing arrangements as of September 30, 2012.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees, except in connection with the anticipated acquisition of Summit.

Off Balance Sheet Arrangements

As of September 30, 2012, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

     our anticipated financial performance;

     the sufficiency of existing capital resources;

     our ability to fund cash requirements for future operations;

     uncertainties related to the growth of our  subsidiaries’ businesses and the acceptance of their products and services;

     the volatility of the stock market; and

     general economic conditions.

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

Management’s plan to address WWA Group’s ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and realizing revenues from its business activities.

Management believes that it will be able to obtain funding to enable WWA Group to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful

Recent Accounting Pronouncements

Please see Note C to our consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our internal controls over financial reporting may not be considered effective in future periods, which conclusion could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Shouldwe be unable to continue to assert that our internal controls are effective in future periods, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Eric Montandon

November 14, 2012

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa

November 14, 2012

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

21*

Subsidiaries of WWA Group (incorporated herein by reference from the Form 10-Q filed with the

Commission on August 17, 2012).

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

28