Form 10-K
period 2012-12-31
WWA GROUP INC
filed 2013-04-12
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (21,927,848  shares) was  approximately  $822,294  based  on the average closing bid  and ask prices  ($0.0375) for the common stock on April 10, 2013.

At  April  12,  2013  the  number  of  shares  outstanding  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 23,841,922.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

16

Item 1B.

Unresolved Staff Comments

18

Item 2.

Properties

19

Item 3.

Legal Proceedings

19

Item 4.

Mine Safety Disclosures

19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

20

Equity Securities

Item 6.

Selected Financial Data

21

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 8.

Financial Statements and Supplementary Data

26

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

27

Item 9A.

Controls and Procedures

27

Item 9B.

Other Information

28

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

29

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

32

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

33

Item 14.

Principal Accountant Fees and Services

33

PART IV

Item 15.

Exhibits, Financial Statement Schedules

34

Signatures

35

PART I

ITEM 1.

BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

WWA Group was incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On

April 9, 1998, WWA Group’s name changed to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On

August 8, 2003, WWA Group acquired World Wide Auctioneers, Ltd. (“World Wide”) a British Virgin

Island registered company and changed our name to “WWA Group, Inc.” On October 31, 2010, WWA

Group sold World Wide to Seven International Holdings, Ltd., a Hong Kong based investment company,

for its assumption of the assets and liabilities of the World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest in Infrastructure Developments Corp. (“Infrastructure”).

Our consolidation with Infrastructure in November of 2011, on converting debt to equity did not realize certain expectations that the synergies present in the respective companies would generate the activity necessary to move forward. On June 30, 2012, WWA Group decreased its equity position in Infrastructure to that of a minority shareholder through a series of debt settlements intended to relieve WWA Group of outstanding debt obligations. The divestiture of Infrastructure shares caused us to abandon any consolidation of our accounts with those of Infrastructure as of June 30, 2012. We have also discontinued

efforts to commercialize the operations of Asset Forum, LLC due to the competitive nature of online auction platforms and the limited capital we have available to compete in this space.

On July 12, 2012, WWA Group entered into an agreement to acquire all of the issued and outstanding shares of Summit Digital, Inc. (“Summit Digital”) in exchange for shares of our common stock. Summit

Digital is a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States. The agreement provides that the sole shareholder of Summit Digital will exchange one hundred percent (100%) of the issued and outstanding shares of Summit Digital for ninety nine million (99,000,000) shares or eighty percent (80%) of WWA Group and for two new members to be appointed to WWA Group’s board of directors. The agreement remains subject to the approval of our shareholders. A special meeting of shareholders is scheduled for May 10, 2013 to consider the prospective acquisition.

Operations currently consist of marketing efforts for Wing House mobile shelters in collaboration with

Infrastructure and Asia8, Inc. (“Asia8”).

Our business office is located 700 Lavaca Street, Suite 1400, Austin, Texas, 78701, and our telephone number is (480) 505-0070. WWA Group’s registered statutory office is located at the UPS Store 1650 3395

South Jones Boulevard, Las Vegas, Nevada 89146.

WWA Group currently trades on the Over the Counter Bulletin Board under the symbol “WWAG” and maintains a corporate website at www.wwagroup.com. The information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

The Company

Wing Houses

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

     Living space

     Office space

     On site showrooms

     Restaurants

     Worker accommodation

     Forward operations base.

We own and operate the www.winghouses.com web site with the permission of the manufacturer from which it generates leads. A video of our Wing Houses available on You Tube has in addition generated more than 15,000 viewings to date.

The standard Wing House units are mobile modular prefabricated structures that fold out from standard

40-foot or 20-foot shipping containers to ready-to-use structures, with all baths, water, plumbing, air conditioning, lighting, cable, network and electrical fittings in place. This folding capacity allows a standard 40-foot unit delivered with a 320 square foot footprint to open into an 880 square foot structure in

4 to 5 hours, in a process requiring only basic hand tools and workers capable of following simple instructions.  Any truck and hoisting equipment capable of handling standard shipping containers can transport and place a Wing House.  Since container sizes are standard around the world, this equipment is widely available.  The combination of standard ISO container dimensions and fittings and the ability to quickly unfold into a structure much larger than the original container makes the Wing House extremely economical to ship.  Two or more Wing Houses can be joined end to end or side to side to form larger

structures.   Multiple standard floor plan configurations are available and custom plans can be ordered.

While other container-based prefabricated structures are available, they offer final available space equal to that of the original container.  We are aware of no other container-based prefabricated modular structure that shares the ability of the Wing House to open into a structure much larger than the delivered unit.

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from

Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates.

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe

Manufacturing and has been re-branded by the Company.  Renhe has an exclusive distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.  MKL

Asia has granted a sub-distribution license to WWA Group and its affiliates to market and sell Wing House in North America, the GCC, and most of Southeast Asia.

Wing Houses are suitable for a wide range of applications, including:

     living space

     office space

     on site showrooms

     restaurants

     worker accommodation

     forward operations bases

Standard configurations include:

     3 Bedrooms + 1 Living room + 1 Kitchen + 1 bath + 1 Laundry

     4 Bedrooms + 2 Kitchens + 2 baths

     4 Bedrooms + 4 baths

     6 Bedrooms + 6 baths

     8 Bedrooms + 4 baths

     1 Classroom + 1 bath + 1 Office

     1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high-speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

Markets

The Modular Building Institute (MBI) estimates that at the end of 2011 there were well over 500,000 code-compliant relocatable buildings in North America.  MBI estimated that the total value of industry owned relocatable buildings was between $5.5 - $6.0 billion, and that these assets generated estimated annual revenues of $3.0 billion. MBI reports that

... fleet owners indicated that top markets served were: classrooms or educational units;

construction site offices; general offices; retail/hospitality; and “energy/industrial” This last category is comprised mainly of workforce housing accommodations in areas of energy exploration.

Income from the three largest companies primarily engaged in the sale and lease of relocatable buildings exceeds 50 percent of the total industry revenue. The ten largest fleet owners account for greater than 75 percent of total revenue while the top twenty account for greater than 90 percent. About 75 percent of all inventory of relocatable buildings in North America is controlled by the ten largest fleet owners, with 90 percent controlled by the top 20 largest fleet owners.

Fleet owners generated revenue from the following sources:

     Leasing activity – 45%

     Sales – 30%

     Service – (transportation, installation, stairs, ramps, etc.) – 25%

A 2011 report by Sage Policy Group, titled The Economic & Financial Performance of the U.S. Modular

Building Industry, analyzed thousands of relocatable building transactions over a 10 year period. The average annual return on investment of a relocatable building sold was 18 percent, which was achieved after an average holding period of 5.8 years.

Change in U.S. Employment by Sector

Dec-07 to

Nov-11 to

May-12

May-12

Combined

Mining (including oil & gas)

16.0%

3.3%

19.30%

Education and Health

9.4%

1.3%

10.70%

Leisure & Hospitality

0.2%

1.0%

1.20%

Professional & Business Services

-1.3%

1.7%

0.40%

Government

-1.8%

-0.2%

-2.00%

Total Non-Farm

-3.6%

0.8%

-2.80%

Trade, Transportation & Utilities

-5.2%

0.7%

-4.50%

Financial Activities

-6.1%

0.4%

-5.70%

Manufacturing

-13.0%

1.5%

-11.50%

Construction

-26.4%

-0.1%

-26.50%

Source: Bureau of Labor Statistics, CES

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. WWA Group's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards – has influenced it to initiate this rollout in 2013.  WWA

Group has a target of 100 unit sales in 2013.

International Markets

WWA Group holds distribution rights for the Wing House in both the Gulf Cooperation Council (GCC),

composed of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates.  Fueled by

sustained high oil and gas prices, this has emerged as one of the world’s most rapidly growing regions.

Steffen Hertog of the London School of Economics states:

No other rich region in the world has grown as fast as the GCC in recent years and none has as rosy an outlook for the near future: IMF estimates of real GDP growth for 2012 range from 2 percent (Bahrain) to 6.3 percent (Saudi Arabia), with a regional average of 4.9 percent. Average growth for 2013 is expected to again reach above 3 percent - all the while all countries bar Bahrain are expected to rack up sizeable fiscal surpluses between 5.8 and

26 percent of GDP thanks to continuing high oil prices. Consumer confidence is at an all time high and privately driven sectors like retail and construction are expanding rapidly.

Non-oil growth is emerging as a major growth driver, as regional governments invest oil income in heavy industry, infrastructure, and other developments in an effort to diversify their oil-dependent economies.

The combination of high investment in increased energy production and surging investment in economic diversification creates a significant opportunity for the marketing of modular workforce housing solutions.

Virtually all construction labor in the GCC is provided by contractual workers from other countries.  These workers are typically housed on job sites, and construction managers need the ability to pack up housing facilities as jobs finished and move them to other job sites as easily as possible.  The extreme mobility and rapid deployment of the Wing House make it a strong contender for acceptance in the GCC market.

WWA Group also holds marketing rights for the Wing House in Southeast Asia, a region that the OECD expects to maintain a “robust” average of 5.5% over the next five years.  Large infrastructure projects,

energy and mining industry developments, disaster relief, and temporary offices are among the niches open for the Wing House in Southeast Asia.

Competition

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system though a variety of site-built shelter options provide indirect competition.  Typical portable cabins used as temporary offices in some regions are much cheaper than the Wing Houses, but they

(i) have a life span of much less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.  The Wing Houses are competitively priced in certain markets, and for certain users that are looking for more modern and efficient workforce accommodation as opposed to the more utilitarian pre-fabricated structures used in the past.

A number of US and Canadian companies compete in the high quality prefabricated structure market,

notably Sunbelt Modular, Pacific Mobile Structures, Mobile Modular, Satellite Shelters, Williams

Scotsman, M Space Modular Buildings, and ModSpace.  These companies use a variety of systems,

typically “panelized”, to install mobile structures in various configurations.  Many of these structures are designed to be semi-permanent, and fill a distinctly different niche from the Wing House.  They offer greater flexibility in terms of size, with larger and more open floor plans available.  They are also typically more expensive and require more time to install.  While these structures will continue to dominate the market for larger structures, the Company believes that the Wing House will fill an underserved niche demand for high quality structures offering a far higher degree of mobility and far faster installation than current offerings.

WWA Group also competes with companies focused on the leasing of modular workforce housing and the management of workforce housing facilities.  Companies engaged in this business include Black Diamond

Group Limited, Target Logistics, Atco Structures and Logistics, Rapid Camp Ltd, Guerdon Modular

Buildings, Williams Scotsman, Stock Modular, Wilmot Modular Structures, and many others.  While some of these companies do produce their own modular housing units, their primary business lies in leasing,

installation, and management of workforce camps. The rapid growth of this sector is demonstrated by the recent results of the Black Diamond Group, a publicly traded industry leader with operations focused on

Western Canada.

Black Diamond Group Operating

Income (Millions CAD)

2009

$20

2010

$27

2011

$63

2012

$72

Source: Morningstar.ca

WWA Group recognizes these companies as competitors but also sees them as potential customers.  If

WWA Group can provide these companies with a facility option that is more economical, more efficient,

and more easily portable than the structures they currently use, we believe that a significant number of these companies would adopt the Wing House as part of their leasing fleet.

Marketability

Despite the relative downturn in construction products across the Gulf Region there continues to be a market for our Wing House product.  Many of the construction projects in progress require, temporary mobile housing and offices.  Although our Wing Houses are priced above the market for temporary office or labor housing, this disadvantage is offset by the superior quality, easy mobility and long life of the Wing

House system.  We are further encouraged that government safety policies for temporary camps and offices are becoming more restrictive making our Wing Houses an attractive option.  We continue to believe that our efforts to market Wing Houses will result in sales over the near term and become an important source of revenue going forward.

Asia8

Since the relationship between WWA Group and Asia8 is one of common management control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional business support to Asia8 as necessary in order to access opportunities generated in common.

Infrastructure

Since the relationship between WWA Group and Infrastructure is one of common management control, we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. We expect to continue to work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

Summit Digital

Summit Digital was originally incorporated in the State of Nevada on April 21, 2009.  On June 7, 2011,

Summit Digital changed its corporate domicile from Nevada to Wyoming.  Summit Digital is a

Michigan-based Multi-System Operator (MSO) providing cable TV, broadband Internet, voice telephony and related services.  The agreement to acquire Summit Digital as a wholly owned subsidiary of WWA

Group will be considered by our shareholders on May 10, 2013.

Business Activities and Strategy

Summit Digital is focused on acquiring existing underutilized cable systems in rural, semi-rural and gated community markets, aggregating them into a single Multi-System Operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet,

and voice telephony.  These bundled service packages have become the industry standard in major urban markets served by major cable providers, but systems in Summit Digital’s target market typically lag behind in adopting them, offering a substantial opportunity to increase penetration and per-customer revenue by offering these comprehensive service packages.  Summit Digital may at times build new cable systems or wireless infrastructure to serve areas where no infrastructure is in place, but the primary intent is to acquire underutilized existing systems.  Summit Digital intends to support and extend these packages by offering wireless data and voice service within its system footprint.

Summit Digital believes that other value-added services delivered through cable infrastructure, such as pay-per-view events, digital video and digital video recording, high-definition TV and interstitial advertising also represent significant potential revenue streams that have not been effectively exploited by its acquisition targets.  Compatible services such as provision of wireless internet provide additional potential revenue streams.

Summit Digital intends to take decisive steps to streamline management, improve efficiency, and reduce costs in systems it acquires using the following areas of emphasis:

     Any debt that is attached to these systems by the prior ownership will be restructured.

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

     The technology that supports the upgraded services that Summit intends to provide has only recently become cost-effective for smaller rural systems.  Even with today’s superior and less expensive technology, small individual cable systems rarely have the economies of scale or the financing necessary to effectively exploit these technologies.  Summit Digital’s knowledgeable technical team and ability to combine equipment purchases will provide the knowledge and the leverage with suppliers that are needed to effectively introduce these technologies.

Summit Digital believes, based on extensive interviews and contacts with management at local systems,

that the managers and owners of many of these systems are interested in acquisition on favorable terms by an MSO built around the principle of maximizing the potential of these systems. Based on interviews with small system managers, Summit Digital believes that many of these systems can be acquired in exchange for a combination of cash and stock.

Once systems have been acquired, Summit Digital will upgrade them to support broadband Internet and voice telephony and aggressively market these combined services both to existing subscribers and non-subscribers within the system footprint.  Existing cash flows, cash flows from acquired systems, and acquisition terms will allow Summit to pay for system upgrades as systems are built out.  Summit Digital does not intend to incur debt or sell shares to finance system upgrades.

Summit Digital will add an additional revenue stream to its acquired cable systems through its capacity to insert local advertising, known as interstitials, to cable TV content.  Summit Digital has the right to insert local advertising into programming from major networks such as CNN, ESPN, Fox News and many others.

This ad insertion is accomplished through an interface between the network and Summit Digital’s system,

with the network providing cue tones that open time slots for Summit Digital’s advertisers.   Again, this is a

revenue opportunity not currently exploited by the cable systems Summit Digital seeks to acquire, and upgrading systems to accommodate this form of advertising presents a significant opportunity to generate additional revenue from existing infrastructure.

Summit Digital’s business strategy is to acquire systems meeting viability criteria, aggregate them in a multiple system operator format, improve management, reduce costs, and add revenue by aggressively promoting high-value services such as high speed broadband internet and pay-per-view TV and by adding advertising income and wireless services to the system revenue mix.  Summit Digital will not surrender controlling interest in systems it acquires and will not incur long-term debt or sell shares to acquire systems or upgrade acquired systems.  Summit Digital believes that it can substantially increase both our subscriber base and our revenue per subscriber by following this strategy.

Innovation

Summit Digital actively pursues innovative ways of using existing technology and infrastructure to provide services and build customer and community relationships outside the traditional residential service model.

Two initiatives in the 1st half of 2012 illustrate this commitment and the results it can bring.

     Summit Digital is in the process of installing a sophisticated CCTV monitoring system for the community of McBain, Michigan, allowing continuous surveillance of key commercial and road areas.  A web-based backbone permits data storage by Summit Digital as well as monitoring by the

State Police.  The system is designed to facilitate rapid response in emergencies and to provide vital evidence and understanding in criminal and other incidents.  Summit Digital is compensated by an installation fee and will receive a long term monthly fee for managing the system.  Similar systems will be offered to other municipalities within Summit Digital’s service footprint.

     Summit Digital recently installed a web-based system for a major dairy farm, allowing the farm operators to continuously monitor operations and provide remote control for their robotic milkers.

Agricultural operations in the rural American Midwest are becoming increasingly sophisticated and there is enormous scope for leveraging Summit Digital’s existing technology and infrastructure to increase efficiency and create opportunity for Summit Digital and for its clients.

Summit Digital will continue to explore innovative ways to supply needed services to individual, business,

industrial and local government customers, using the full scope of opportunities provided by available technology.

Wireless Internet

Use of wireless internet services is exploding in the US, driven by rapidly expanding sales of smartphones,

tablets, and other mobile devices.  Cisco Systems estimates that mobile traffic will expand from 0.6 exabytes/month in 2011 to 1.2 exabytes/month in 2012 and will reach 6.3 exabytes/month in 2015.  Cable operators across the US have recognized that the cable business and the WiFi business have close synergies and that WiFi represents a considerable opportunity for cable companies.  The synergy is based on a number of elements:

     As the amount of data transferred over wireless networks expands, the critical need for backhaul services – the link between wireless broadcast points and the internet backbone – becomes increasingly critical.  Cable infrastructure is ideally suited to providing these services, enabling cable companies that also manage wireless sites to support their own backhaul needs instead of paying for them, as non-cable operators must.

     The ability of cable companies to use existing infrastructure for backhaul also drastically reduces the expense of acquiring rights of way: Dan Rice, vice president of access network technology for

CableLabs, estimates that as much of 70% of the expense of establishing an outdoor WiFi infrastructure can be in “civil” costs such as real estate and permitting, expenses that are substantially lower for companies that already have infrastructure in place.  These cost advantages make it possible for cable companies to compete aggressively on wireless service pricing while retaining high margins.

     Wireless technology also provides an option that can supersede wired to reach hard-to-wire areas or as an option to homes in which the installed coaxial cable falls short.  These are significant features in Summit Digital’s target market.

     Wireless services can bring in subscribers solely interested in wireless access.  More important, it can drive a “quadruple play” option in which Summit Digital can offer a single-bill package combining TV, home broadband, voice communications, and wireless access.  Carl Weinschenk of

Broadband Technology Report has commented that “WiFi will end up being the technology that enables the [cable] industry to fill the gaping hole in its arsenal: A comprehensive mobile voice and data service”.

     Summit Digital intends to pursue opportunities in this promising sector as an integral part of its expansion plan.

Subscriber Base

Summit Digital currently serves 1,296 subscribers in the States of Oklahoma and Michigan, with an average monthly billing of approximately $69,000.  At the end of the first quarter of 2012, Summit Digital served 686 subscribers in the States of Oklahoma and Michigan, with monthly billing of approximately

$33,000.

Proposed Expansion

Summit Digital is aggressively pursuing expansion opportunities:

     Summit Digital has been granted a franchise and is building a new cable System in McBain

Michigan, which is expected to be completed by the end of 2012.  Summit Digital will be initially providing cable TV, broadband Internet, and telephone services passing 550 homes and an industrial complex containing several industries with substantial potential for expansion.

     Summit Digital has targeted 5 towers in northern Michigan for installation of wireless broadband technology.  These installations will serve up to 2500 residents within Summit Digital’s current service footprint.

     Summit Digital is pursuing the proposed acquisition of additional cable systems in the Fort Wayne,

Indiana area from New Wave Communications.

     Summit Digital is negotiating for the purchase of several systems in Michigan from Michigan

Cable Partners Inc.

Summit Digital hopes to complete these negotiations and close the acquisitions by early 2013 though there is no assurance that all or any of these acquisitions will be completed.

Summit Digital is targeting 100,000 total subscribers within three years, which it believes is a conservative estimate of potential, provided that adequate financing can be obtained.  Per-subscriber billing in the systems Summit Digital has targeted, typically based only on cable TV services, is under $50/month.

Summit Digital intends to increase this to a level close to the national average of $128/month.

Importance of Public Status

Summit Digital’s status as a subsidiary of a publicly traded company is a critical part of this expansion strategy.  The owners of the systems Summit Digital seeks to acquire are familiar with the cable industry and are in a position to appreciate the advantages of Summit Digital’s business model.  They are typically willing to accept stock as a major part of the acquisition terms, anticipating an increase in the stock’s value as Summit Digital acquires, upgrades, and integrates additional systems.

Acquisition Criteria

Summit Digital’s acquisition strategy relies on careful assessment of acquisition candidates by a management team with extensive experience in the cable industry.

     Many of the systems available for acquisition carry significant debt burdens.  Summit Digital will only go through with acquisitions if owners and/or creditors are willing to restructure debt.

Typically this involves an exchange of debt and equity, with owners/creditors exchanging debt for stock.  Since these individuals are in the business, they understand the inherent viability and potential of Summit Digital’s business model, and these offers have so far met a generally positive reception.

     Summit Digital focuses on areas that offer potential for aggregating multiple systems in physically adjacent territory, maximizing the potential of existing infrastructure.

     Summit Digital targets area with existing unserved demand for broadband Internet.  Typically this means acquiring systems that do not offer broadband Internet at the time of acquisition, offering potential for immediate increase in subscribers and per-subscriber billing by adding broadband

Internet to the service package and aggressively promoting it.

     Economic viability of acquisition candidates is evaluated by Summit Digital’s management team,

which has extensive experience in the cable business.  In some cases the team may prefer to negotiate directly with creditors or a bankruptcy court; in others the system is deemed non-viable and the acquisition is abandoned.

     Markets must be assessed for growth potential.  Some rural markets are economically stagnant with a decreasing population that will not support growth in our industry.  Acquisitions in these areas will not be pursued.

Market

There are approximately 10,700 cable systems in operation in the United States. Companies owning more than one system are known in the cable industry as multiple system operators (MSOs).  Four major MSOs

(AT&T, Time Warner, Comcast and Cox Communications) dominate the industry, accounting for 70 percent of all cable television customers. These major players have aggressively pursued the high-density urban and suburban markets.

The rural, semi rural, and gated community market, in contrast, is extremely fragmented, dominated by single-system operators serving from 500 to 5,000 subscribers.  Many of these suffer from unstructured and passive management and have been slow to exploit the opportunities offered by cable Internet, voice telephony, pay-per-view, and other value-added services that allow cable companies to increase revenues with the same infrastructure.  As a consequence of this disparity, these smaller systems show monthly per-customer billing well below their larger, more aggressively managed urban rivals.

Many major MSOs show monthly billings of over $100/customer. Research firm SNL Kagan reports that

Comcast's subscribers pay on average more than $115 a month, with broadband Internet and voice services boosting billing.  The National Cable & Telecommunications Association estimated that in June 2010 U.S.

cable providers were serving 61.1 million basic video customers and 43.2 million high-speed Internet customers, suggesting that roughly 70.7 percent of cable customers are now buying high-speed Internet from their cable provider.

Summit Digital’s observation is that the rural providers targeted for acquisition lag far behind this figure,

even in networks that have made broadband Internet available.  Summit Digital believes that with effective marketing and introduction of competitive broadband services the percentage of TV customers subscribing to broadband can be brought up to national averages, offering a significant growth opportunity.

Summit Digital is aggressively pursuing acquisitions and other arrangements that will add to its subscriber base. The systems targeted for acquisition by Summit Digital serve rural, semi-rural, and gated communities, and their per-customer billings generally lag well behind these national averages.

Single-system operators surveyed by Summit Digital as acquisition candidates typically have monthly billings below $50/customer, with Internet penetration as low as 25% in systems offering Internet.  Summit

Digital believes that this disparity represents a substantial opportunity, and that by adopting the bundling strategies and aggressive marketing techniques standard among larger MSOs, Internet penetration and monthly billing in small systems can rapidly increase to levels comparable to national averages.

Broadband Internet provides a particularly attractive growth opportunity in our target niche.  The gap between rural and urban broadband adoption is summarized in a comprehensive study released in 2010,

sponsored by the National Telecommunications and Information Administration (NTIA) and conducted by the Census Bureau, titled Digital Nation: 21st Century America's Progress Toward Universal Broadband

Internet Access: “There remains a substantial difference in overall broadband use at home between urban and rural areas. The gap has declined since 2007 but still exists. In 2009, 65.9 percent of urban households and 54.1 percent of rural households accessed broadband service. In contrast, 8.9 percent of rural households and only 3.7 percent of urban households used dial-up. In 2007, 53.8 percent of households in urban areas and 38.8 percent of households in rural America were broadband users. Again, rural homes relied more heavily on dial-up (19.3 percent) than urban did (8.5 percent) that year. Broadband use at home also varies by regions, with the West (68.0 percent of households) and Northeast (67.0 percent) leading,

followed by the Midwest (62.2 percent), and the South (60.0 percent) in 2009.”

The substantial lag in broadband adoption in rural markets, and the significant overhang of rural dial-up connections, represents a significant opportunity that Summit Digital’s business plan is designed to capture.

The disparity is particularly evident in the Midwest, which represents a major business focus for Summit

Digital.  Management believes that cable companies in particular are well positioned to serve the increase in rural broadband connection: large numbers of homes already subscribe to cable TV, making cable an obvious source for broadband.

The Obama administration has prioritized the extension of broadband services to rural areas, with the

President specifically citing “connecting every corner of our country to the digital age” as a policy priority.

A broad array of privileges and incentives has been offered to companies pursuing the development or improvement of broadband services in underserved areas.  This program is clearly consistent with Summit

Digital’s business plan, and Summit Digital is reviewing opportunities to take advantage of this support.

Nationwide, the long struggle for broadband dominance between Telco-provided Digital Subscriber Lines

(DSL) and Cable is conclusively resolving in favor of cable.  The Leichtman Research Group states that

“Cable operators have the upper hand over traditional Telco’s”, buttressing the comment by reporting that in 2011 Cable companies added a total of 2.3 million subscribers, or 75 percent of overall broadband additions in 2011.  Credit Suisse analyst Stefan Anninger predicts that by 2015 cable companies will control 56% of the broadband market, with DSL down to 15%.  John Dunbar of American University’s

School of Communications has speculated that: “The connection speed advantage that cable companies have over traditional telecommunications providers —which still rely largely on aging digital subscriber line (DSL) technology — is significant enough to raise questions about whether the high-speed Internet market will devolve from a telecom- and cable-dominated duopoly to a cable monopoly.”

These trends, which Summit Digital expects to continue, suggest that while rural America may lag slightly behind urban areas in broadband adoption, it is headed in the same direction, and its lower level of saturation provides abundant room for growth.  Cable is likely to be the preferred delivery mechanism, as it is elsewhere, particularly since a large percentage of homes already have Cable infrastructure installed.

Summit Digital believes that aggressive marketing of improved broadband services can drive substantial increases in revenue per subscriber with relatively low incremental costs.  A report released on July 10,

2010 by Infonetics Research, titled Residential Voice, Video, and Internet Services in North America

concludes “Broadband access is the true growth engine for residential services, with annual revenue for

North American service providers expected to grow at a 13% compound annual growth rate (CAGR) from

2009 to 2014”.  Management concurs with this assessment, and believes that the gap between rural and urban broadband adoption creates a significant opportunity for rapid expansion in broadband revenue.

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

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

WWA Group has no patents, trademarks, concessions, or labor contracts.  Our proprietary software is safeguarded by the terms and conditions of our development agreement with the software developer which includes our exclusive ownership of the software and confidentiality provisions.

Employees

WWA Group has no full time employees.  Eric Montandon and Digamber Naswa, our sole officers and directors, manage WWA Group.  We expect each of these individuals to continue to provide entrepreneurial skills and talents.  Management also uses consultants, attorneys and accountants as necessary to complement services rendered by our officers.

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

WWA Group’s audits for the periods ended December 31, 2012 and 2011 expressed substantial doubt as to its ability to continue as a going concern due to recurring losses from operations. Unless WWA Group is able to overcome our dependence on successive financings and generate net revenue from operations, its ability to continue as a going concern will be in jeopardy.

Our chief executive officer does not offer his undivided attention to WWA Group due to his varied responsibilities.

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of Asia8 and Infrastructure. His responsibilities cause him to divide his time between these entities. The division of time however does not necessarily indicate a division of interests since Asia8 and Infrastructure work with WWA Group in marketing Wing Houses. Nonetheless, his varied responsibilities may compromise WWA Group’s ability to successfully conduct its business operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports,

which in turn could cause our stock price to decline.

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

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by the WWA Group and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to WWA Group and its stockholders; further, WWA Group is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. WWA Group may also have contractual indemnification obligations under its employment agreements with its executive officers.

The foregoing indemnification obligations could result in WWA Group incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which WWA Group may be unable to recoup. These provisions and resultant costs may also discourage WWA Group from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by WWA Group’s stockholders against WWA Group’s directors and officers even though such actions, if successful, might otherwise benefit WWA Group and its stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

WWA Group currently maintains limited executive office space at 700 Lavaca Street, Suite 1400, Austin,

Texas 78701 for which it pays rent of $75 a month on a recurring basis

WWA Group does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

Market Prices

Year

Quarter Ended

High

Low

2012

December 31

$  0.5

$  0.00

September 30

$  0.0     < $  0.00

June 30

$  0.0

$  0.0

March 31

$  0.0

$  0.0

2011

December 31

$  0.02     < $  0.00

September 30

$  0.02     < $  0.00

June 30

$  0.03

$  0.01

March 31

$  0.06

$  0.03

Capital Stock

The following is a summary of the material terms of WWA Group’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2012, there were 886 shareholders of record holding a total of 23,841,922 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

WWA Group has no outstanding warrants to purchase shares of our common stock.

Stock Options

WWA Group has no outstanding stock options to purchase shares of our common stock.

Dividends

WWA Group has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit our ability to pay dividends on WWA Group’s common stock other than those generally imposed by Nevada law.

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

Discussion and Analysis

Our plan of operation over the next twelve months is to continue the marketing and sale of “Wing Houses”

in North America, the Middle East and parts of South-East Asia as a distributor and become a multi-system operator on the acquisition of Summit Digital that provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 dollars in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding Summit Digital’s business by acquiring existing operations.

Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

Results of Operations

During the year ended December 31, 2012, WWA Group (i) abandoned efforts to commercialize Asset

Forum LLC, (ii) decreased its equity interest in Infrastructure to that of a minority shareholder thereby reporting its interest on a non-consolidated basis, (iii) continued to lend management assistance on a temporary basis to World Wide Auctioneers (Dubai); (iv) marketed Wing House units; (v) entered into a share exchange agreement with Summit Digital; and (vi) satisfied continuous public disclosure requirements.

The results of operations for the years ended December 31, 2012 and 2011 present WWA Group and (i) its wholly owned subsidiary, Asset Forum LLC, a company founded by WWA Group in the state of Nevada on

January 7, 2010,  and (ii) Infrastructure Development Corp. on a consolidated basis as of December 31,

2011.

Net Income (Loss)

Net income for the twelve month period ended December 31, 2012, was $133,532 as compared to net loss of $4,499,299 for the twelve month period ended December 31, 2011. The change from net loss to net income over the comparative twelve month periods is primarily due to a gain on our equity interest in

Infrastructure of $105,168 in the twelve month period ended December 31, 2012 as compared to a loss on our equity interest in Infrastructure of $2,475,661 in the twelve month period ended December 31, 2011.

Another primary factor in the transition to net income in the twelve month period ended December 31, 2012 was the recognition of the impairment on notes receivable from Infrastructure of $1,711,003 in the twelve months ended December 31, 2011. Other income of $133,532 in the twelve months ended December 31,

2012 as compared to other expense in the twelve months ended December 31, 2011 also contributed to the positive change. WWA Group anticipates that it will continue to realize net income as general and administrative expenses stabilize and expected revenue from the sale of Wing Houses is realized.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2012 decreased to $88,201 from

$126,816 for the twelve month period ended December 31, 2011. The decrease in expenses over the comparative periods can be primarily attributed to decreased general, selling and administrative expenses.

The major components of operating expenses are (i) general and administrative expenses, including professional fees, rent expense, travel and entertainment, representation expense, insurance, bank charges,

and maintenance expenses, (ii) salaries and wages, (iii) selling expenses, and (iv) depreciation and amortization. WWA Group anticipates that operating expenses will increase during 2013 as greater effort is made to sell Wing Houses.

Other Income/Expense

Other income for the twelve month period ended December 31, 2012 was $221,733 as compared to other expense of $4,384,594 for the twelve month period ended December 31, 2011. The transition to other income from other expense is due to the realization of a gain on equity investment and other income in the twelve month period ended December 31, 2012 as compared to interest expense, impairment of notes receivable, loss of equity investment and other expense offset by interest income in the twelve month period ended December 31, 2011. WWA Group expects to continue to realize other income going forward in connection with its business activities.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

WWA Group had a working capital surplus of $866 as of December 31, 2012.  At December 31, 2012, we

had current and total assets of $19,100, which consisted of $1,840 in cash, and $17,260 in other current assets. Our current and total liabilities were $18,234 comprised of accrued expenses. Our total stockholders’ equity at December 31, 2012 was $866.

Cash flows used in operating activities for the twelve month period ended December 31, 2012, were

$100,995 as compared to cash flows provided by operating activities for the twelve month period ended

December 31, 2011 of $11,274.  The transition to cash flows used in operating activities can be primarily attributed to the change our relationship with Infrastructure from being a consolidated subsidiary to that of an equity investment and the impairment of notes receivable in the twelve month period ended December

31, 2012. Cash flow used in operating activities in the twelve month period ended December 31, 2012,

includes a number of items that are book expense items which do not affect the total amount relative to actual cash used including loss on equity investment and difference in retained earnings due to non-consolidation with Infrastructure. Actual cash items used in operating activities, that are not income statement related items, such as general and administrative expenses, include pre-paid expenses, accrued liabilities, accounts payable and other current assets. We expect to continue to use cash flows in operating activities throughout 2013.

Cash flows provided by investing activities for the twelve month period ended December 31, 2012 were

$285,497 as compared to cash flows used in investing activities for the year ended December 31, 2011 of

$320,938. Cash flow provided by investing activities in the twelve month period ended December 31, 2012 can be primarily attributed to goodwill of $181,250 and the change to a non-controlling interest of

$104,247. We expect to return to using cash flows in investing activities as we expand our business activities.

Cash flows used in financing activities were $231,672 for the twelve months ended December 31, 2012 as compared to cash flows provided by financing activities of $354,840 for the twelve month period ended

December 31, 2011.  Cash flows used in financing activities in the twelve month period ended December

31, 2012  can be attributed to debt settlement with the issuance of equity investment and debt settlement with the issuance of common stock offset by payments on short term notes payable. We expect to continue to use cash flows in financing activities in connection with our business.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and expect that additional amount of $500,000 will be required in the event we conclude the acquisition of

Summit.  WWA Group has no current commitments or arrangements with respect to, or immediate sources of this required funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding will have a material adverse affect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at December 31, 2012.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of December 31, 2012.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees, except in connection with the anticipated acquisition of Summit.

Off Balance Sheet Arrangements

As of December 31, 2012, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note C to the audited consolidated financial statements for the years ended December 31, 2012 and 2011 attached hereto, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Going Concern

WWA Group’s auditors have expressed an opinion as to its ability to continue as a going concern as a result of recurring losses from operations.  WWA Group’s ability to continue as a going concern is subject to its ability to realize a profit from operations and /or obtain funding from outside sources.  Management’s plan to address WWA Group’s ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and realizing revenues from its businesses. Management believes that it will be able to obtain funding to enable WWA Group to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2012 and 2011 are attached hereto as

F-1 through F-17.

WWA GROUP, INC. AND SUBSIDIARIES

Years Ended December 31, 2012 and 2011

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

To the Board of Directors

WWA Group, Inc.

700 Lavaca Street, Suite 1400, Austin Texas 78701

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of

December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2012 and 2011,

and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended

December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United

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

/s/ Pinaki & Associates, LLC

Pinaki & Associates, LLC

Hayward, CA

March 6, 2013

\\\\

WWA GROUP, INC.

Consolidated Balance Sheets

December 31,

December 31,

ASSETS

2012

2011

Current assets:

Cash

$

1,840    $

49,010

Prepaid expenses

-

32,406

Other current assets

17,260

14,719

Total current assets

19,100

96,136

Goodwill

-

181,250

Total Assets

$

19,100    $

277,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payables

-

27,856

Accrued expenses

18,234

170,563

Short Term Debt - Notes Payable

-

361,840

Total current liabilities

18,234

560,259

Long-term debt

-

-

Total liabilities

$

18,234    $

560,259

Stockholders' equity:

Common stock, $0.001 par value, 50,000,000 shares

authorized; 23,841,922 and 22,591,922 shares respectively

issued and outstanding

23,842

22,592

Additional paid-in capital

4,472,830

4,449,080

Retained earnings

(4,495,806)

(4,650,299)

Non-controlling interest

-

(104,247)

Total stockholders' equity:

866

(282,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

19,100    $

277,386

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Consolidated Statements of Income

Year ended December 31

2012

2011

Revenues from commissions and services

-

-

Revenues from sales of equipment

-

-

Total net revenues

-

-

Direct costs - commissions and services

-

-

Direct costs - sales of equipment

-

-

Gross profit

-

-

Operating expenses:

General, selling and administrative expenses

88,201

120,408

Salaries and wages

-

6,408

Total operating expenses

88,201

126,816

Loss from operations

(88,201)

(126,816)

Other income (expense):

Interest expense

-

(1,644)

Impairment of Notes receivables

-

(1,711,003)

Loss on Equity investment

105,168

(2,475,661)

Interest income

-

68,541

Other income (expense)

116,565

(264,827)

Total other income (expense)

221,733

(4,384,594)

Income(Loss) before income taxes

133,532

(4,511,410)

Provision for income taxes

$

-    $

-

Net Income(Loss) from operations

$

133,532    $

(4,511,410)

Non Controlling Loss

$

-    $

(12,111)

Income(Loss) for the year

$

133,532    $

(4,499,299)

Basic earnings per common share

$

0.01    $

(0.20)

Diluted earnings per common share

$

0.01    $

(0.20)

Weighted average shares - Basic

23,841,922

22,591,922

Weighted average shares - Diluted

23,302,305

22,591,922

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Consolidated Statements of Stockholders' Equity

Year Ended December 31, 2012

Additional

Common Stock

Paid-in

Retained      Non-Controlling

Shares

Amount

Capital

Earnings

Interest

Total

Balance December 31, 2010

22,591,922

22,592

4,449,080

(151,000)

-

4,320,672

Net loss

-

-

-      (4,499,299)

-      (4,499,299)

Non Controlling interest

-

-

-

-

(104,247)

(104,247)

Balance December 31, 2011

22,591,922

22,592

4,449,080      (4,650,299)

(104,247)

(282,874)

Common Stock issued for Debt

1,250,000

1,250

23,750

-

-

25,000

Shares of WWA Group, Inc. in

Infrastructure Development

Corp. net loss from November

21, 2011 to December 31, 2012

unconsolidated in June 2012

-

-

-

20,961

-

20,961

Non controlling interest written

back

-

-

-

-

104,247

104,247

Net Income

-

-

-

133,532

-

133,532

Balance December 31, 2012

23,841,922

23,842

4,472,830      (4,495,805)

-

866

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Consolidated Statements of Cash Flow

For year ended December 31,

2012

2011

Cash flows from operating activities:

Net income ( loss)

$

133,532    $

(4,499,299)

Adjustments to reconcile net income to net cash

provided by operating activities

(Gain) loss on equity investment

(105,168)

-

Difference in retained earnings due to non-consolidation

of Infrastructure Development Corp.

20,961

-

Changes in operating assets and liabilities:

Decrease (Increase) in:

Prepaid expenses

32,406

(32,406)

Other current assets

(2,541)

250,116

Impairment of notes receivable

-

1,711,003

Impairment of investment

2,475,661

Increase (decrease) in:

Accounts payable

(27,856)

27,856

Accrued liabilities

(152,329)

78,343

Net cash provided by (used in) operating activities

(100,995)

11,274

Cash flows from investing activities:

Acquisition of business net of cash

-

(285,497)

(Increase) decrease in note receivable

-

1,221,000

(Increase) decrease in goodwill

181,250

-

(Increase) decrease in non-controlling interest

104,247

-

Purchase of investment through conversion of note

-

(1,256,441)

Net cash provided by (used in) investing activities

285,497

(320,938)

Cash flows from financing activities:

Payments/Proceeds from short-term notes payable

(361,840)

354,840

Debt settlement by issuance of equity investment

105,168

-

Debt settlement by issuance of common stock

25,000

-

Net cash provided by (used in) financing activities

(231,672)

354,840

Net increase (decrease) in cash and cash equivalents

(47,170)

45,176

Cash and cash equivalents at beginning of year

49,010

3,835

Cash and cash equivalents at end of period

$

1,840    $

49,010

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

WWA Group, Inc., (“WWA Group”) operated through October 31, 2010 in Jebel Ali, Dubai, United Arab

Emirates  (U.A.E)  under  a  trade  license  from  the  Jebel  Ali  Free  Zone  Authority.  Operations  consisted  of

auctioning   off   used   and   new   heavy   construction   equipment,   transportation   equipment   and   marine

equipment,  the  majority  of  which  on  a  consignment  basis.  During  the  year  ended  December  31,  2012,

subsequent  to October  31, 2010  WWA  Group’s  operations  primarily consisted of  focusing on developing its subsidiary, and assisting in the growth of its investment entity.

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

Infrastructure  as   a   result   of   the   transaction.   In   July  2010,   WWA  Group   sold   4,000,000  shares   of

Infrastructure at a value of $320,000 reducing WWA Group’s investment to 17.75%. Further on November

21,  2011  WWA  Group  acquired  165,699,842  shares  of  common  stock  of  Infrastructure  on  conversion  of

WWA  Group’s  convertible  promissory  note.  On  December  31st,  2011  WWA  Group  owned  63.38%  of

Infrastructure  making it  a  controlling shareholder  of  Infrastructure  causing the  Infrastructure  financials  to be consolidated with those of WWA Group, Inc. However, as of June 30, 2012 WWA Group's shareholding in  infrastructure  has  decreased  to  29.62%  due  to  certain  debt  settlement  amounting  to  a  disposition  of  an aggregate  of  67,509,667  IDVC  shares.  Since  WWA  Group  is  no  longer  a  controlling  shareholder  it  no longer consolidates its accounts with that of Infrastructure.

WWA  Group  includes  the  accounts  of  (i)  its  wholly  owned  subsidiary,  Asset  Forum  LLC,  a  company founded by WWA Group in the state of Nevada on January 7, 2010.

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

DECEMBER 31, 2012 AND 2011

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

As  of  December  31,  2012  and  2011,  there  were  no  cash  and  cash  equivalents  held  with  a  bank  as compensating balance against borrowing arrangements.

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

DECEMBER 31, 2012 AND 2011

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

During the  years  ended  December  31,  2012  and  2011,  no  significant  impairment  of  long-lived  assets  was recorded.

Investment in Equity Interest

WWA  Group  has  approximately  27%  and  63%  as  of  December  31,  2012  and  December  31,  2011

respectively  in  a  consolidated  subsidiary.  During  the  year  ended  December  31,  2010  the  company  had maintained  the  accounts  under  the  equity  method  of  accounting  whereby  WWA  Group  records  its proportionate share of the net income or loss of the equity interest up to June 30, 2010. On November 21,

2011WWA  Group  converted  its  Notes  Receivable  to  equity  investment  and  received  165,699,842  shares and ended up holding 63% shares of Infrastructure. As WWA Group has become a majority share holder as of  November  21,  20111  it  has  consolidated  its  financials  with  those  of  Infrastructure  as  of  December  31,

2011. and March 31, 2012. As of December 31, 2012 WWA Group no longer consolidates its accounts with those  of  Infrastructure  due  to  the  decrease  in  its  interest  and  the  full  impairment  of  its  remaining  equity investment in infrastructure.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Related Party

WWA  Group  did  not  have  any  investment  in  related  party  as  of  December  31,  2012  and  December  31,

2011. Until October 31, 2010 WWA Group accounted for its equity investment in a foreign  affiliate using the fair  value  measurement  principles.  WWA  Group reviews  its investments annually for  impairment  and records permanent impairments as a loss on the income statement. For the years ended December 31, 2012 and 2011 the loss on equity investment includes $0 and $2,475,661 respectively of impairment charge.

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

DECEMBER 31, 2012 AND 2011

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

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements - continued

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

In  determining  that  a  decline  in  value  of  one  of  our  investments  has  occurred  during  the  period  ended

December  31,  2012  and  is  other  than  temporary,  an  assessment  was  made  by  considering  available evidence, including the general market conditions, WWA Group’s financial condition, near-term prospects,

market comparables and subsequent rounds of financing. The valuation also takes into account the  capital  structure,  liquidation  preferences  for  its  capital  and  other  economic  variables.  The  valuation methodology  for  determining  the  decline  in  value  of  non-marketable  equity  securities  is  based  on  inputs that require management judgment. As a result we impaired investment in Infrastructure $2,475,661 during the year ended December 31, 2011.

Income per Common Share

The  computation of  basic earnings  per common  share is  based on the  weighted average  number  of shares outstanding  during  each  year.  The  computation  of  diluted  earnings  per  common  share  is  based  on  the weighted  average  number  of  shares  outstanding  during  the  year,  plus  the  common  stock  equivalents  that would  arise  from the  exercise  of stock  options  and  warrants  outstanding,  using  the  treasury stock  method and the average market price per share during the year. As of December 31, 2012 there were no outstanding common stock equivalents.

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

DECEMBER 31, 2012 AND 2011

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

2011. We adopted the new guidance and it had no impact on our consolidated financial position, results of operations or cash flows.

In    September    2011,    the    FASB    issued    Accounting    Standards    Update    (ASU)    No.    2011-08,

Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the  two-step  goodwill  impairment  test  described  in  Topic  350,  Intangibles-Goodwill  and  Other.  The

more-likely-than-not  threshold  is  defined  as  having  a  likelihood  of  more  than  50%.  ASU  2011-08  is effective  for  annual  and  interim  goodwill  impairment  tests  performed  for  fiscal  years  beginning  after

December  15,  2011.  We  adopted  the  new  guidance  and  it  had  no  impact  on  our  consolidated  financial position, results of operations or cash flows.

In  February 2013,  the  FASB  issued  authoritative  guidance  related  to  reclassifications  out  of  accumulated

OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications  out  of  accumulated  OCI  and  to  report  changes  in  its  accumulated  OCI  balances.  For significant  items reclassified  out of  accumulated OCI to  net  income in their entirety in the  same reporting period,  reporting  is  required  about  the  effect  of  the  reclassifications  on  the  respective  line  items  in  the statement where net income is presented. For items that are not reclassified to net income in their entirety in the  same  reporting  period,  a  cross  reference  to  other  disclosures  currently  required  under  U.S.  GAAP  is required  in  the  notes  to  the  consolidated  financial  statements.  We  plan  to  adopt  this  guidance  in  the  first quarter of fiscal year 2013 and do not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

WWA Group Inc for reporting purpose.

On  June  30,  2012  WWA  Group  divested  itself  of  67,509,667  shares  of  Infrastructure  in  a  series  of  debt settlement  agreements,  which  settlements  deceased  WWA  Group's  equity  interest  in  Infrastructure  to

29.62%.

As of December 31, 2012 WWA Group's  equity interest in Infrastructure further decreased to 26.99% due to issuance of additional shares by Infrastructure.

NOTE E – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA  Group  has  short  term  borrowings  from  unrelated  entities.  The  notes  are  unsecured,  are  due  upon demand,  and require  payment  of interest  at  a  monthly rate  of 2% to  3%,  to  be  added  to  the  principal  loan amount.  The  notes  payable  represents  the  total  borrowings  of  $  0  and  $361,840  under  the  note  as  of

December  31,  2012  and  2011,  respectively.  The  interest  expense  on  these  borrowings  amounted  to  $0  in both the years ended December 31, 2012 and 2011.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE F – STOCK OPTIONS

Under  FASB  Accounting  Standard  Codification  718,  WWA  Group  estimates  the  fair  value  of  each  stock award  at  the  grant  date  by  using  the  Black-Scholes  option  pricing  model.  There  were  no  grants  of  stock awards during 2012 and in 2011. WWA Group recorded no expense for 2012 an 2011 for the fair value of the stock options granted.

The following weighted average assumptions were used for grants made during the year ended December

31, 2008:

Dividend yield of zero percent for all periods; expected volatility of 58.20% and 63.76%; risk-free interest rates of 2.24% and 3.94% and expected lives of 1.0 and 2.0, respectively.

A summary of the status of WWA Group's stock options as of December 31, 2012 and changes during the years ended December 31, 2011 and 2010 is presented below:

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

2010 & 2011 and 2012

-

$ 0.00

$ 0.00

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE G – INCOME TAXES

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

NOTE H – RELATED PARTY TRANSACTIONS

As of December 31, 2012 WWA Group has no related party investments.

NOTE I – COMMITMENTS AND CONTINGENCIES

Contingencies

WWA Group may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. WWA Group is currently not aware of any such items, except those discussed below, which it believes could have a material effect on its financial position.

NOTE J – ACQUISITION

WWA Group, Inc. announced on July 19, 2012 that it has agreed to acquire all of the issued and outstanding shares  of  Summit  Digital,  Inc.  ("Summit  Digital"),  a  Michigan-based  multi-system  operator  providing

Cable  TV,  Broadband  Internet,  voice  telephony  and  related  service  to  a  rapidly  expanding  base  of  rural,

semirural, and gated communities in the American Midwest.

The transaction provides, subject to shareholder approval, that the sole shareholder of Summit Digital will exchange  one  hundred  percent  (100%)  of  the  issued  and  outstanding  shares  of  Summit  Digital  for  ninety nine million (99,000,000) shares or eighty percent (80%) of WWA Group and the appointment of two new members to WWA Group's  board of directors.

WWA GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Certain financial information concerning WWA Group's operations in different segments is as follows:

For the years ended

December 31,

Amount($)

Revenues

2012

-

2011

-

Operating expenses

2012

(88,201)

2011

(126,816)

Operating income (loss)

2012

(88,201)

2011

(126,816)

Interest expense

2012

-

2011

(1,644)

Other income (expense)

2012

221,733

2011

(4,382,950)

Assets (net of intercompany accounts)

2012

19,100

2011

277,387

Depreciation and amortization

2012

-

2011

-

Property and equipment acquisitions

2012

-

2011

-

NOTE  L - SUBSEQUENT EVENTS

WWA Group evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were originally issued. Other than the events noted below, WWA Group is not  aware  of  any  subsequent  events  which  would  require  recognition  or  disclosure  in  the  financial statements.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012.

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

(GAAP). Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WWA Group’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of WWA Group’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

WWA Group’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

WWA Group identified the following material weakness:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

WWA Group intends to remedy the material weaknesses by:

     Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of WWA

Group:

Name

Age

Positions and Offices

Eric Montandon

47

chief executive officer and director

Digamber Naswa

55

chief financial officer, principal accounting

officer and director

Eric Montandon was appointed as an officer and director of WWA Group in August of 2003. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon was appointed as a director of Infrastructure on May 17, 2011 and subsequently become its CEO and CFO. He joined the board of directors of Asia8 in 2000 to later become its CEO and CFO and proved instrumental in Asia8’s acquisition of World Wide. His primary business focus has been on

Asia8 and WWA Group since 2003 and on Infrastructure since 2011. Prior to joining Asia8, Mr.

Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic

Bay, Philippines. He operated this company as its CEO from 1994 until 2000. Between 1988 and 1992,

Mr. Montandon worked for Winius-Montandon, Inc., as a commercial real estate consultant and appraiser in Phoenix, Arizona.

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

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and director of three public companies:

Infrastructure (a project management company), Asia8, Inc., a products distributor (from February 2000 to present) (chief executive officer, chief financial officer and director), and Net Telecommunications,

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

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Naswa has served as an officer of Infrastructure from which position he has since resigned.

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

Board of Directors Committees

Our board of directors has established an audit committee comprised of Eric Montandon and Digamber

Naswa. However, the audit committee is yet to adopt a definitive charter though it typically reviews, acts on, and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by WWA Group’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Mr. Naswa, who is not considered “independent,” serves as our audit committee “financial expert” as these terms are defined by the applicable Commission rules. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to adopt a definitive charter for our audit committee.

The board of directors has not established a compensation committee.

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Due to continuing fiscal constraints, no salary was paid to retain the services of our executive officers.

Should that constraint change, the amount we deem appropriate to compensate our executive officers will be determined in accordance with market forces though we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current lack of a compensatory program and the decisions regarding compensation are appropriately suited for our current objectives, we may adopt a compensation program in the future to include a salary for our executive officer sand any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for 2012 and 2011 concerning cash and non-cash compensation paid or accrued by WWA Group to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan      Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Eric Montandon,      2012

-

-

-

-

-

-

-

-

CEO

2011

-

-

-

-

-

-

-

-

Digamber

2012

-

-

-

-

-

-

-

-

Naswa, CFO

2011

-

-

-

-

-

-

-

-

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of WWA Group’s common stock as of April 12, 2013, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

Title of Class

Names and Addresses of Directors, Officers and

Number of

Percent of

Beneficial Owners

Shares

Class

Common Stock

Eric Montandon

P.O. Box 17774 Jebel Ali Free Zone, Dubai, U.A.E.

1,854,074*

7.8%

Common Stock

Digamber Naswa

P.O. Box 17774 Jebel Ali Free Zone, Dubai, U.A.E.

60,000

< 0.00%

Common Stock

All executive officers and directors as a group (2)

1,914,074

7.8%

Common Stock

Asia8, Inc.

700 Lavaca Street, Suite 1400, Austin, Texas 78701

1,554,074

6.5%

Common Stock

Akash Kothari Global Business House

P.O. Box 32080, Dubai, U.A.E.

1,620,000

6.8%

Common Stock

Rimac Trading Company, Ltd.

P O BOX 262105 Jebel Ali Free Zone, U.A.E.

1,620,000

6.8%

Common Stock

SPM Line Lift Machinery Exports, Ltd

P.O. Box 26205 Jebel Ali Free Zone, U.A.E.

1,905,000

8.0%

*   Eric Montandon holds 300,000 shares of WWA Group common stock in his own name with Adderley Davis & Associates Ltd.,

and is considered the beneficial owner of the 1,554,074  shares held by Asia8, Inc., a publicly reporting company, since he acts a director and the chief executive officer of Asia8, Inc.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services

2012

2011

Audit fees

$ 15,000

$15,000

Audit-related fees

Tax fees

All other fees.

Total fees paid or accrued to our principal accountants

$ 15,000

$15,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Pinaki in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

WWA Group does not have a standing audit committee. Therefore, all services provided to us by Pinaki, as detailed above, were pre-approved by our board of directors.

Pinaki performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-17, and are included as part of this Form 10-K:

Financial Statements of WWA Group for the years ended December 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-K, and are incorporated herein by this reference.

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

WWA Group, Inc.

Date

/s/ Eric Montandon

April 12, 2013

By: Eric Montandon

Its: Chief Executive Officer and Director

/s/ Digamber Naswa

April 12, 2013

By: Digamber Naswa

Its: Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Eric Montandon

April 12, 2013

Eric Montandon

Chief Executive Officer and Director

/s/ Digamber Naswa

April 12, 2013

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

Commission on November 12, 2010).

10.5*

Share Exchange Agreement between Summit Digital Holdings, Inc., Summit Digital, Inc. and

WWA Group dated effective July 12, 2012 (incorporated herein by reference from the Form 8-K filed with the Commission on July 17, 2012).

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

37