Form 10-Q
period 2013-03-31
WWA GROUP INC
filed 2013-05-17
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2013.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at May 15, 2013, was 23,841,922.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited)  and

4

December 31, 2012 (audited)

Condensed Unaudited Consolidated Statements of Income for the three  month

5

periods ended March 31, 2013 and March 31,  2012

Condensed Unaudited  Consolidated Statements of Cash Flows for the three month

6

periods ended March 31, 2013 and March 31, 2012

Notes to condensed Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

17

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

26

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Mine Safety Disclosures

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

Index to Exhibits

31

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

WWA GROUP, INC.

Consolidated Balance Sheets

March 31,

2013

December 31,

ASSETS

(Unaudited)

2012

Current assets:

Cash

$

1,185    $

1,840

Prepaid expenses

-

-

Other current assets

27,760

17,260

Total current assets

28,945

19,100

Goodwill

-

-

Total Assets

$

28,945    $

19,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payables

-

-

Accrued expenses

25,436

18,234

Short Term Debt - Notes Payable

-

-

Total current liabilities

25,436

18,234

Long-term debt

-

-

Total liabilities

25,436

18,234

Stockholders' equity:

Common stock, $0.001 par value, 50,000,000 shares

authorized; 23,841,922 and 22,591,922 shares, respectively

issued and outstanding

23,842

23,842

Additional paid-in capital

4,472,830

4,472,830

Retained earnings

(4,493,162)

(4,495,806)

Non-controlling interest

-

-

Total stockholders' equity:

3,509

866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $

28,945    $

19,100

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Consolidated Statements of Income

Three Months ended March 31

2013

2012

(Unaudited)

(Unaudited)

Project Management income

-

56,300

Revenues from sales of equipment

-

-

Total net revenues

-

56,300

Direct costs - commissions and services

-

61,186

Direct costs - sales of equipment

-

-

Gross profit (loss)

-

(4,886)

Operating expenses:

General, selling and administrative expenses

11,460

58,937

Salaries and wages

-

12,500

Total operating expenses

11,460

71,437

Loss from operations

(11,460)

(76,323)

Other income (expense):

Interest expense

-

(4,372)

Loss on Equity investment

-

4,000

Interest income

-

-

Other income (expense)

14,105

11,000

Total other income

14,105

10,628

Income(Loss) before income taxes

2,645

(65,695)

Provision for income taxes

$

-    $

-

Net Income(Loss) from operations

$

2,645    $

(65,695)

Non Controlling Loss

$

-    $

(23,350)

Income(Loss) for the period

$

2,645    $

(42,345)

Basic earnings per common share

$

0.00    $

(0.002)

Diluted earnings per common share

$

0.00    $

(0.00)

Weighted average shares - Basic

23,841,922

22,591,922

Weighted average shares - Diluted

23,841,922

22,591,922

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC.

Consolidated Statements of Cash Flow

Three Months ended March 31

2013

2012

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net income ( loss)

$

2,645    $

(42,345)

Adjustments to reconcile net income to net cash

provided by operating activities

(Gain) loss on equity investment

-

-

Changes in operating assets and liabilities:

Decrease (Increase) in:

Prepaid expenses

-

8,333

Other current assets

(10,500)

(6,432)

Increase (decrease) in:

Accounts payable

-

17,404

Accrued liabilities

7,200

(54,644)

Net cash used in operating activities

(655)

(77,684)

Cash flows from investing activities:

Decrease in goodwill

-

40,189

Purchase of investment through conversion of note

-

-

Net cash provided by (used in) investing activities

-

40,189

Cash flows from financing activities:

Decrease in minority share

-

(36,035)

Payments/Proceeds short-term debt

-

52,399

Net cash provided by (used in) financing activities

-

16,364

Net decrease in cash and cash equivalents

(655)

(21,131)

Cash and cash equivalents at beginning of year

1,840

49,010

Cash and cash equivalents at end of period

$

1,185    $

27,878

See accompanying condensed notes to consolidated reviewed financial statements.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

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

Intelspec  became  a  subsidiary of  Infrastructure.  WWA  Group  acquired  an  approximately 22%  interest  in

Infrastructure  as   a   result   of   the   transaction.   In   July   2010,   WWA  Group   sold   4,000,000  shares   of

Infrastructure   at   a   value   of   $320,000   reducing   WWA   Group’s   investment   to   17.75%.Further   on

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

Group’s shareholding in Infrastructure has decreased to 29.62% due to certain debt settlements amounting to a disposition of an aggregate of 67,509,667 IDVC shares. As of March 31, 2013 WWA Group's equity interest in Infrastructure further decreased to  24.75%  due to issuance of additional shares by

Infrastructure. Since WWA Group is no longer a controlling shareholder , it no longer consolidates its accounts with that of Infrastructure as of March 31, 2013.

WWA Group includes the accounts of (i) its wholly owned subsidiary, Asset Forum LLC.

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

March 31, 2013

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

As of March 31, 2013, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

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

(Unaudited)

March 31, 2013

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Codification  360,  WWA  Group  uses  an  estimate  of  the  future  undiscounted  net  cash  flows  of  the  related asset  or  group  of  assets  over  their  remaining  economic  useful  lives  in  measuring  whether  the  assets  are recoverable.  If  the  carrying  amount  of  an  asset  exceeds  its  estimated  future  cash  flows,  an  impairment charge is  recognized for the amount by which the  carrying amount  exceeds the estimated fair  value  of the asset.  Impairment  of long-lived  assets is  assessed at the lowest levels for  which there are identifiable cash flows  that  are  independent of other  groups  of  assets.  Assets  to  be disposed of  are  reported  at  the lower  of the  carrying  amount  or  fair  value,  less  the  estimated  costs  to  sell.  In  addition,  depreciation  of  the  asset ceases. During three months period ended March 31, 2013,  no significant impairment  of long-lived assets was recorded.

Investment in Equity Interest

WWA  Group  has  approximately  24.75%  shareholding  in  its  equity  investment  in  Infrastucture  as  of

March  31,  2013.  During  the  year  ended  December  31,  2010  the  company  had  maintained  the  accounts under  the  equity  method  of  accounting  whereby  WWA  Group  records  its  proportionate  share  of  the  net income  or loss of the  equity interest  up  to  June  30,  2010.  On November  21,  2011WWA  Group  converted its  Notes  Receivable  to  equity  investment  and  received  165,699,842  shares  and  ended  up  holding  63%

shares  of  Infrastructure.  As  WWA  Group  has  become  a  majority share  holder  as  of  November  21,  20111 it  has  consolidated  its  financials  with  those  of  Infrastructure  as  of  December  31,  2011.  As  of  March  31,

2013 WWA group has not consolidated the  accounts of  Infrastructure  due to full  impairment  of its equity investment in IDVC.

Investment in Related Party

WWA  Group  did  not  have  any investment  in  related  party as  of  March  31,  2013.  Until  October  31,  2010

WWA  Group  accounted  for  its  equity  investment  in  a  foreign  affiliate  using  the  fair  value  measurement

principles.   WWA   Group   reviews   its   investments   annually   for   impairment   and   records   permanent

impairments as a loss on the income statement.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

March 31, 2013

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

December  31,  2011  1,250,000  registered  securities  remained  available  for  issuance  or  grant  under  the

Plan.  On  June  6,  2012  WWA  Group  authorize  and  approve  the  issuance  of  1,250,000  common  shares pursuant to the plan valued at $0.02 a share.

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

March 31, 2013

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

March 31, 2013

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income per Common Share

The  computation of  basic earnings  per common  share is  based on the  weighted average  number  of shares outstanding  during  each  year.  The  computation  of  diluted  earnings  per  common  share  is  based  on  the weighted  average  number  of  shares  outstanding  during  the  year,  plus  the  common  stock  equivalents  that would  arise  from the  exercise  of stock options  and  warrants  outstanding,  using the  treasury stock method and  the  average  market  price  per  share  during  the  year.  As  of  March  31,  2013  there  were  no  outstanding common stock equivalents.

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

Recent accounting pronouncements

In  February  2013,  the  FASB  issued  guidance  on  disclosure  requirements  for  items  reclassified  out  of

Accumulated  Other  Comprehensive  Income  ("AOCI").  This  new  guidance  requires  entities  to  present

(either on the face of the income statement or in the notes) the effects on the line items of the income statement  for  amounts  reclassified  out  of  AOCI.  The  new  guidance  is  effective  for  us  beginning  January

1,  2013.  We  adopted  the  guidance  during  the  first  quarter  of  2013  and  there  was  no  material  impact  on our condensed consolidated financial statements.

In  July  2012,  the  FASB  issued  amendments  to  the  indefinite-lived  intangible  asset  impairment  guidance which  provides  an  option  for  companies  to  use  a  qualitative  approach  to  test  indefinite-lived  intangible assets  for  impairment  if  certain  conditions  are  met.  The  amendments  are  effective  for  annual  and  interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15,

2012.  We  adopted  the  amended  accounting  guidance  during  the  first  quarter  of  2013  and  there  was  no material impact on our condensed consolidated financial statements.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

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

As of March 31, 2013 WWA Group's equity interest in Infrastructure further decreased to  24.75%. due to issuance of additional shares by Infrastructure.

NOTE E – SHORT TERM BORROWINGS AND LINES OF CREDIT

WWA Group has no short term borrowings from unrelated entities as of March 31, 2013.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

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

Weighted

Weighted

Number of

Average

Average

Options

Exercise

Grant Date

Price

Fair Value

Outstanding December 31,

2007

576,973

$ 1.00

$ 0.23

Granted

100,000

$ 0.36

$ 0.17

Expired

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Outstanding December 31,

676,973

$ 0.36

$ 0.17

2008

Exercisable

676,973

$ 0.36

$ 0.17

Granted

-

$ 0.00

$ 0.00

Exercised

-

$ 0.00

$ 0.00

Expired

(676,973)

$ 0.36

$ 0.17

Outstanding December 31,

2009 & 2010 and 2011 and

2012

-

$ 0.00

$ 0.00

NOTE G – RELATED PARTY TRANSACTIONS

As of March 31, 2013 WWA Group has no related party investments.

NOTE H – COMMITMENTS AND CONTINGENCIES

Contingencies

WWA Group may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its  business.  WWA Group  is  currently not  aware  of  any such  items,  except  those  discussed  below,  which it believes could have a material effect on its financial position.

WWA GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

NOTE I- ACQUISITION

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

The  transaction  provides,  that  the  sole  shareholder  of  Summit  Digital  will  exchange  one  hundred  percent

(100%)  of  the  issued  and  outstanding  shares  of  Summit  Digital  for  ninety  nine  million  (99,000,000)

shares  or  eighty  percent  (80%)  of  WWA  Group  and  the  appointment  of  two  new  members  to  WWA

Group's board of directors.

NOTE J - SUBSEQUENT EVENTS

WWA  Group  evaluated  its  March  31,  2013  financial  statements  for  subsequent  events  through  the date the  financial statements were originally issued. Other than the  events  noted  below, WWA Group is  not  aware  of  any  subsequent  events  which  require  recognition  or  disclosure  in  the  financial statements.

On  May 10,  2013, WWA Group’s  shareholders approved  the  acquisition  of  Summit  Digital,  Inc.  as a wholly owned subsidiary.

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

Discussion and Analysis

Our plan of operation over the next twelve months is to become a multi-system operator with the acquisition of Summit Digital that provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 dollars in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding Summit Digital’s business by acquiring existing operations. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

Summit Digital Business Activities and Strategy

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

Internet, and voice telephony.  These bundled service packages have become the industry standard in major urban markets served by major cable providers, but systems in Summit Digital’s target market typically lag behind in adopting them, offering a substantial opportunity to increase penetration and per-

customer revenue by offering these comprehensive service packages.  Summit Digital may at times build new cable systems or wireless infrastructure to serve areas where no infrastructure is in place, but the primary intent is to acquire underutilized existing systems.  Summit Digital intends to support and extend these packages by offering wireless data and voice service within its system footprint.

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

Results of Operations

During the year three month period ended March 31, 2013, WWA Group (i) continued to lend management assistance on a temporary basis to World Wide Auctioneers (Dubai); (iv) marketed Wing

House units; (v) called a special shareholders meeting to consider the a share exchange agreement with

Summit Digital; and (vi) satisfied continuous public disclosure requirements. Subsequent to period end,

on May 10, 2013, the shareholders of WWA Group approved the acquisition of Summit Digital, Inc. as a wholly owned subsidiary.

The results of operations for the three months ended March 31, 2013 and 2012 present WWA Group and

(i) its wholly owned subsidiary, Asset Forum LLC, a company founded by WWA Group in the state of

Nevada on January 7, 2010,  and (ii) Infrastructure Development Corp. (“Infrastructure”) on a

consolidated basis as of March 31, 2012.

Net Income/Loss

Net income for the period ended March 31, 2013 was $2,645 from a net loss of $42,345 for the three month period ended March 31, 2012. The transition to net income from net loss over the comparative periods can be attributed to the decrease in general and administrative expenses and the increase in other income. WWA Group anticipates that it will that it will return to net losses in future periods with the acquisition of Summit Digital as general and administrative expenses are expected to increase.

Revenue

Revenue for the period ended March 31, 2013 was zero as compared to $56,300 for the period ended

March 31, 2012. The decrease to zero in the current three month period is due to WWA Group’s inability to sell Wing Houses. However, WWA Group anticipates returning to revenue producing activities in the second quarter of this year with the acquisition of Summit Digital.

Gross Profit

Gross loss for the period ended March 31, 2013 was zero as compared to $4,886 for the period ended

March 31, 2012. The decrease in gross loss to zero over the comparative periods can be attributed the lack of sales in the current period. Gross profit is anticipated in future periods with a return to revenue producing activities.

Operating Expenses

Operating expenses for the period ended March 31, 2013 are $11,460 as against $76,323 for the period ended March 31, 2012. The decrease in operating expenses over the comparative periods reflects the transition from consolidation to non-consolidation with the activities of Infrastructure in the current three month period. WWA Group expects that operating expenses will increase in future periods on consolidating the activities of Summit Digital.

Other Income/Expenses

Other income for the period ended March 31, 2013 increased to $14,105 as compared to other income of

$10,628 for the period ended March 31, 2012. Other income can be attributed to management income from World Wide Auctioneers (Dubai) and on account of refund of excess professional and consultation charges.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

We had a working capital surplus of $3,509 as of March 31, 2013. At March 31, 2013, our current and total assets were $28,945, which consisted of $1,185 in cash and $27,760 in other current assets. Our current and total liabilities were $25,436, which consisted of accrued expenses. Our total stockholders’

equity at March 31, 2013 was $3,509.

Cash flow used in operating activities for the period ended March 31, 2013 was $655 as compared to

$77,684 for the period ended March 31, 2012. The change in cash flow used in operating activities between the periods can be attributed to the transition to net income over the comparative periods, the increase in accounts payable offset by the decrease in current assets. We expect to continue to use cash flows in operating activities for the balance of 2013.

Cash flow provided by investing activities for the period ended March 31, 2013 was zero as compared to

$40,189 for the period ended March 31, 2012. Net cash flow provided by investing activities in the prior three month period is attributed to a decrease in the goodwill associated with Infrastructure. We expect to use cash flows in investing activities going forward in as we develop additional business opportunities associated with Summit Digital.

Cash flow provided by financing activities was zero for the period ended March 31, 2013 as compared to

$16,364 of cash flow used in financing activities for the period ended March 31, 2012. Cash flow provided by financing operations in the prior three month period can be attributed to an increase in a short term note offset by a decrease in minority share. We expect to generate cash flows from financing activities in the near term as the fulfillment of Summit Digital’s business plan will require debt or equity financing.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and expect that additional amount of $500,000 in connection with the acquisition of Summit Digital.  WWA

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

WWA Group had no commitments for future capital expenditures that were material at March 31, 2013.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of March 31, 2013.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2013, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Critical Accounting Policies

In Note B to the audited consolidated financial statements for the years ended December 31, 2012 and

2011 included in WWA Group’s Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

31 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Eric Montandon

May 15, 2013

By: Eric Montandon

Its: Chief Executive Officer

/s/ Digamber Naswa

May 15, 2013

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