Form 10-Q
period 2013-06-30
WWA GROUP INC
filed 2013-08-14
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2013.

o      Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from to.

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

77-0443643

(State or other jurisdiction of incorporation or organization)

       (I.R.S. Employer Identification No.)

13854 Lakeside Cir., Ste 248, Sterling Heights, MI 48313

(Address of principal executive offices)    (Zip Code)

(855) 410-8509

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate

Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files). Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company[X]

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act): Yes  [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), at August 5, 2013, was 122,841,922.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and

December 31, 2012 (audited)                 4

Condensed Unaudited Consolidated Statements of Income for the three month and six month periods ended June 30, 2013 and June 30,  2012

5

Condensed Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and June 30, 2012

6

Notes to Condensed Unaudited Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.

Controls and Procedures

15

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Mine Safety Disclosures

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

Index to Exhibits

19

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

WWA Group, Inc.
Balance Sheet
(Unaudited)

ASSETS	30-Jun-13	31-Dec-12
Current assets:
Cash	$9,527	$18,422
Accounts Receivable	44,202	42,605
Other current assets	20,796	1,500
Total current assets	74,525	62,527

Property and Equipment (net)	163,623	169,256

Total Assets	$238,148	$231,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	57,167	77,143
Accrued expenses	82,516	190,608
Current portion of long term debt	6,238	-

Total current liabilities	145,921	267,751

Long term debt	4,790	-

Total liabilities	$150,711	$267,751

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized;
99,000,000 and 99,000,000 shares respectively issued and outstanding	99,000	99,000
Additional paid-in capital	137,253	-
Retained earnings	(35,180)	(35,968)
Recapitalization pursuant to reverse acquisition	(113,636)	(99,000)

Total stockholders' equity:	87,437	(35,968)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,148	$231,783

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net revenues:
Revenue from Cable/Internet sales	$155,309	$139,274	$292,047	$232,318
Total net revenues	155,309	139,274	292,047	232,318

Cost of Goods Sold	93,739	47,875	165,239	100,946

Gross Income	61,570	91,399	126,808	131,372
Operating expenses:
General, selling and administrative expenses	43,048	27,624	82,823	49,535
Salaries and wages	26,974	28,558	52,953	62,920
Depreciation	3,033	2,738	6,045	5,455

Total operating expenses	73,055	58,920	141,821	117,910

Income (loss) from operations	(11,485)	32,479	(15,013)	13,462

Other income (expense)
Other income (expense)	14,601	-	15,801	-

Total other income (expense)	14,601	-	15,801	-

Income (loss) before income tax	3,116	32,479	788	13,462

Provision for income taxes	-	-	-	-

Net income (loss) from operations	$3,116	$32,479	$788	$13,462

Basic earnings (loss) per common share	$-	$-	$-	$-
Diluted earnings per common share	$-	$-	$-	$-
Weighted average shares - Basic	99,000,000	99,000,000	99,000,000	99,000,000
Weighted average shares - Diluted	-	-	-	-

Net Income (Loss)	$3,116	$32,479	$788	$134,807

Other Comprehensive income (loss)	$-	-	-	-

Total Comprehensive income (loss)	$3,116	$32,479	$788	$134,807

The accompanying notes are an integral part of these consolidated financial statements.

WWA Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$788	$13,462
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,045	5,455
(Gain) loss on equity investment		-
Difference in retained earnings due to non-consolidation of IDVC		-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(1,597)	(7,126)
Other current assets	(19,296)	(6,032)
Increase (decrease) in:
Accounts Payable	(19,976)	14672
Accrued Expenses	(108,092)	-

Net Cash Provided (Used) in Operating Activities	(142,128)	20,431

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(412)	(4,098)
Repayment of related party payable		1,470

Net Cash Provided (Used) by Investing Activities	(412)	(2,628)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in Long term debt	11,028	-

Net Cash Provided by Financing Activities	11,028	-

Effect of recapitalization	(14,636)
Forgiveness of debt	137,253

NET INCREASE IN CASH	(8,895)	17,803

CASH AT BEGINNING OF PERIOD	18,422	1,963

CASH AT END OF PERIOD	$9,527	$19,766

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Notes to the Financial Statements

June 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The following unaudited consolidated balance sheets and statements of operations give effect to WWA Group Inc.’s (WWA Group) purchase of all of the outstanding shares of Summit Digital Inc. (Summit Digital), pursuant to their July 12, 2012 share exchange agreement, accepted by the shareholders of WWA Group on May 10, 2013.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Summit Digital is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their historical book value and no goodwill has been recognized, as required by the rules and regulations of the SEC. The issued common stock is that of WWA Group, and the accumulated deficit is that of Summit Digital.

The unaudited consolidated balance sheets set forth below represents the combined financial position of WWA Group and Summit Digital as of June 30, 2013 and December 31, 2012, as if the reverse acquisition had occurred on December 31, 2012.  The unaudited consolidated statements of operations set forth below represent the combined results of operations of WWA Group and Summit Digital, as if the reverse acquisition occurred on the first day of the period presented therein.

Summit Digital was originally incorporated in the State of Nevada on April 21, 2009.  The Company is a Michigan-based Multi-System Operator (MSO) providing Cable TV, Broadband Internet, Voice Telephony and related services.  Summit Digital is focused on acquiring existing underutilized Cable systems in rural, semi-rural and gated community markets, aggregating them into a single Multi-System Operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year end.

Use of Estimates

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable and accrued expenses and advances from affiliates.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at June 30, 2013 and December 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

WWA GROUP, INC.

Notes to the Financial Statements

June 30, 2013 and 2012

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) raising capital through either debt or equity financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

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

Discussion and Analysis

Our plan of operation over the next twelve months is to become a multi-system operator with the acquisition of Summit Digital, which was completed on June 5, 2013.  Summit Digital provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 dollars in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding Summit Digital’s business by acquiring existing operations. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

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

·     Any debt that is attached to these systems by the prior ownership will be restructured.

·     Billing, collection, call center and scheduling services will be centralized, significantly reducing costs for each system.

·    Head end technicians located at corporate headquarters will direct employees and monitor their performance, standardizing and service practices and quality control.

·     Theft by potential subscribers who attempt to steal services can have a significant impact on the viability of rural cable systems.  Measures to prevent theft will be installed, including regular audits conducted by our own installers as well as independent contractors.

·     Equipment purchasing will be combined to achieve economies of scale and reduce costs.

·     Structured management systems stressing continuous documentation, performance evaluation,

and action to address weaknesses will be installed, addressing a common management deficiency in small single-system operators.

Many small to medium sized single-system operators of the type common in rural and semi-rural America have not been developed to their full capacity, for two primary reasons.

·     Many of these systems were overburdened with debt that was incurred on the initial construction of their cable systems.  Overly optimistic projections and unrealistic performance expectations not backed up by appropriate technology and management expertise, combined with lack of an established basis for prediction in many markets led system owners to take on excessive debt,

which enabled their entry to the business but also left them unable to sustain their business profitably.

·     The technology that supports the upgraded services that Summit intends to provide has only recently become cost-effective for smaller rural systems.  Even with today’s superior and less expensive technology, small individual cable systems rarely have the economies of scale or the financing necessary to effectively exploit these technologies.  Summit Digital’s knowledgeable technical team and ability to combine equipment purchases will provide the knowledge and the leverage with suppliers that are needed to effectively introduce these technologies.

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

·     Summit Digital is in the process of installing a sophisticated CCTV monitoring system for the community of McBain, Michigan, allowing continuous surveillance of key commercial and road areas.  A web-based backbone permits data storage by Summit Digital as well as monitoring by the State Police.  The system is designed to facilitate rapid response in emergencies and to provide vital evidence and understanding in criminal and other incidents.  Summit Digital is compensated by an installation fee and will receive a long term monthly fee for managing the system.  Similar systems will be offered to other municipalities within Summit Digital’s service footprint.

·     Summit Digital recently installed a web-based system for a major dairy farm, allowing the farm operators to continuously monitor operations and provide remote control for their robotic milkers.

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

·     As the amount of data transferred over wireless networks expands, the critical need for backhaul services – the link between wireless broadcast points and the internet backbone – becomes increasingly critical.  Cable infrastructure is ideally suited to providing these services, enabling cable companies that also manage wireless sites to support their own backhaul needs instead of paying for them, as non-cable operators must.

·     The ability of cable companies to use existing infrastructure for backhaul also drastically reduces the expense of acquiring rights of way: Dan Rice, vice president of access network technology for

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

·     Wireless technology also provides an option that can supersede wiring to reach hard-to-wire areas or as an option to homes in which the installed coaxial cable falls short.  These are significant features in Summit Digital’s target market.

·     Wireless services can bring in subscribers solely interested in wireless access.  More important, it can drive a “quadruple play” option in which Summit Digital can offer a single-bill package combining TV, home broadband, voice communications, and wireless access.

·     Summit Digital intends to pursue opportunities in this promising sector as an integral part of its expansion plan.

Subscriber Base

Summit Digital currently serves 841 subscribers in the States of Oklahoma and Michigan, with an average monthly billing of approximately $61.  As of June 30, 2012, Summit

Digital served 840 subscribers in the States of Oklahoma and Michigan, with monthly billing of approximately $61.

Proposed Expansion

Summit Digital is aggressively pursuing expansion opportunities:

·     Summit Digital has been granted a franchise and is building a new cable System in McBain

Michigan.  Summit Digital will be initially providing cable TV, broadband Internet, and telephone   services passing 550 homes and an industrial complex containing several industries with substantial   potential for expansion.

·     Summit Digital has targeted 5 towers in northern Michigan for installation of wireless broadband technology.  These installations will serve up to 2500 residents within Summit Digital’s current service footprint.

·     Summit Digital is pursuing the proposed acquisition of additional cable systems in the Fort

Wayne, Indiana area from New Wave Communications.

·     Summit Digital is negotiating for the purchase of several systems in Michigan from Michigan

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

·     Many of the systems available for acquisition carry significant debt burdens.  Summit Digital will only go through with acquisitions if owners and/or creditors are willing to restructure debt.

Typically this involves an exchange of debt and equity, with owners/creditors exchanging debt for stock.  Since these individuals are in the business, they understand the inherent viability and potential of Summit Digital’s business model, and these offers have so far met a generally positive reception.

·     Summit Digital focuses on areas that offer potential for aggregating multiple systems in physically adjacent territory, maximizing the potential of existing infrastructure.

·     Summit Digital targets area with existing unserved demand for broadband Internet.  Typically this means acquiring systems that do not offer broadband Internet at the time of acquisition, offering potential for immediate increase in subscribers and per-subscriber billing by adding broadband

Internet to the service package and aggressively promoting it.

·     Economic viability of acquisition candidates is evaluated by Summit Digital’s management team,

which has extensive experience in the cable business.  In some cases the team may prefer to negotiate directly with creditors or a bankruptcy court; in others the system is deemed non-viable and the acquisition is abandoned.

·     Markets must be assessed for growth potential.  Some rural markets are economically stagnant with a decreasing population that will not support growth in our industry.  Acquisitions in these areas will not be pursued.

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

Results of Operations

During the year three and six month periods ended June 30, 2013, WWA Group (i) continued to lend management assistance on a temporary basis to World Wide Auctioneers (Dubai); (iv) marketed Wing

House units; (v) called a special shareholders meeting and completed the a share exchange agreement with

Summit Digital, which has now been acquired as a wholly owned subsidiary.

The results of operations for the three and six months ended June 30, 2013 and 2012 present WWA Group and its wholly owned subsidiary, Summit Digital.

Net Income/Loss

Net income for the three and six month periods ended June 30, 2013 was $3,166 and $788, respectively, compared to net income of $32,479 and $13,462 for the three and six month periods ended June 30, 2012. These variances arise from a period-over-period increase in cost of goods sold, partially offset by an increase in other income.

Revenue

Revenue for the three and six month periods ended June 30, 2013 was $155,209 and $292, 047, respectively  as compared to $139,274 and $232,318 for the comparable 2012 periods.  The increases result from increased sales to a stable subscriber base.

Gross Income

Gross income for the three and six month periods ended June 30, 2013 were $61,570 and $126,808, respectively as compared to $91,399 and $131,372 for the three and six month periods ended June 30, 2012. The decrease in gross income over the comparative periods can be attributed to the increase in cost of goods sold.

Operating Expenses

Operating expenses for the three and six month periods ended June 30, 2013 were $73,055 and $141,821, respectively, as against $58,920 and $117,910 for the comparable 2012 periods. The increase in operating expenses over the comparative periods reflects the increase in general and administrative charges resulting from the reverse merger transaction.

Other Income/Expenses

Other income for the three and six month periods ended June 30, 2013 increased to $14,601 and 15,801, respectively as compared to other income of $-0- and $-0- for the comparable 2012 periods. Other income represents income from on-time sources, as opposed to regular income from our subscriber base.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Liquidity and Capital Resources

We had a working capital deficit of $76,186 as of June 30, 2013. At June 30, 2013, our current assets were $74,525, which consisted of $9,527 in cash, $44,202 in accounts receivable and $20,796 in other current assets. Our current liabilities were $145,921, which consisted of $57,167 of accounts payable, 82,516 of accrued expenses and $6,238 of current portion of long term debt.

Cash flow used by operating activities for the period ended June 30, 2013 was $142,128 as compared to a positive operating cash flow of $20,431 for the period ended June 30, 2012. The change in cash flow provided by operating activities between the periods can be attributed to the payment of expenses incurred in the acquisition  of Summit Digital.

Cash flow provided by investing activities for the period ended June 30, 2013 was ($412) as compared to

($2,628) for the period ended June 30, 2012, resulting from a period-over-period decrease in the purchase of property and equipment.  We expect to use cash flows in investing activities going forward in as we develop additional business opportunities associated with Summit Digital.

Cash flow provided by financing activities was ($11,028) for the period ended June 30, 2013 as compared to $-0- for the comparable 2012 period.. Cash flow provided by financing operations in the 2013 six month period can be attributed to an increase in long term debt.  We intend to generate cash flows from financing activities in the future as the fulfillment of Summit Digital’s business plan will require debt or equity financing.

Our current assets are insufficient to conduct business over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations and expect that additional amount of $500,000 in connection with the acquisition of Summit Digital.  WWA

Group has no current commitments or arrangements with respect to, or immediate sources of this required funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding will have a material adverse effect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2013.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of June 30, 2013.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2013, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

·     our anticipated financial performance;

·     the sufficiency of existing capital resources;

·     our ability to fund cash requirements for future operations;

·     uncertainties related to the growth of our  subsidiaries’ businesses and the acceptance of their products and services;

·     the volatility of the stock market; and

·     general economic conditions.

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

Recent Accounting Pronouncements

Please see Note 1 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2013 the board of directors of the Company authorized the issuance of ninety nine million

(99,000,000) shares of its restricted common stock to Summit Digital Holdings, Inc. in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the authorizations was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

The Company is not engaged in the business of mining; hence the mine safety disclosures are not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

17 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Tom Nix__________

August 14, 2013

By: Tom Nix

Its: Chief Executive Officer

/s/ Stephen Spencer_____

August 14, 2013

By: Stephen Spencer

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

Commission on December 26, 2007).

3.1.4*

Certificate of Amendment to the Articles of Incorporation of WWA Group filed with the Nevada Secretary of

State on September 25, 2003 (incorporated herein by reference from the Form SB-2 filed with the Commission on

December 26, 2007).

3.1.5*

Articles of Amendment to the Articles of Incorporation of WWA Group, Inc. filed with the Nevada Secretary of State on May 24, 2013 (incorporated by reference from the Form 8-K filed with the Commission on June 10, 2013).

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

21