Form 10-Q
period 2013-09-30
WWA GROUP INC
filed 2013-11-14
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2013.

 ☐      Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from to.

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

77-0443643

(State or other jurisdiction of incorporation or organization)

       (I.R.S. Employer Identification No.)

13854 Lakeside Circle, Suite 248, Sterling Heights, MI 48313

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), as of  November 12, 2013, was 123,841,922.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of September30, 2013 (Unaudited)

and December 31, 2012 (audited)

4

Condensed Unaudited Consolidated Statements of Income for the three  month

5

and nine month periods ended September 30, 2013 and  2012

Condensed Unaudited  Consolidated Statements of Cash Flows for the nine month

6

periods ended September 30, 2013 and 2012

Notes to condensed Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

10

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 4.

Controls and Procedures

20

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Mine Safety Disclosures

22

Item 5.

Other Information

22

Item 6.

Exhibits

23

Signatures

24

Index to Exhibits

25

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed consolidated financial statements of registrant for the three months and nine months ended September 30, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WWA Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Current assets:
Cash	$24,454	$18,422
Accounts Receivable	44,008	42,605
Other current assets	63,947	1,500

Total current assets	132,409	62,527
Property and Equipment (net)	160,591	169,256

Total Assets	$293,000	$231,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	81,321	77,143
Accrued expenses	73,226	190,608
Note payable	32,500
Current portion of long term debt	5,794	-

Total current liabilities	192,841	267,751

Long term debt	3,812	-

Total liabilities	$196,653	$267,751

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized;
99,000,000 and 99,000,000 shares respectively issued and outstanding	100,000	99,000
Additional paid-in capital	154,253	-
Retained earnings	(44,258)	(35,968)
Recapitalization persuant to reverse acquisition	(113,648)	(99,000)

Total stockholders' equity:	96,347	(35,968)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,000	$231,783

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012

Net revenues:
Revenue from Cable/Internet sales	$202,147	$108,391	$494,194	$340,709
Total net revenues	202,147	108,391	494,194	340,709

Cost of Goods Sold	154,284	75,638	319,523	176,584

Gross Income	47,863	32,753	174,671	164,125
Operating expenses:
General, selling and administrative expenses	29,001	49,038	111,824	98,573
Salaries and wages	29,134	22,476	82,087	85,396
Depreciation	3,033	2,829	9,078	8,284

Total operating expenses	61,168	74,343	202,989	192,253

Income (loss) from operations	(13,305)	(41,590)	(28,318)	(28,128)

Other income (expense)
Interest expense	(299)	-	(299)	-
Other income (expense)	4,526	39,973	20,327	39,973

Total other income (expense)	4,227	39,973	20,028	39,973

Income (loss) before income tax	(9,078)	(1,617)	(8,290)	11,845

Provision for income taxes	-	-	-	-

Net income (loss) from operations	$(9,078)	$(1,617)	$(8,290)	$11,845

Basic earnings (loss) per common share	$-	$-	$-	$-
Diluted earnings per common share	$-	$-	$-	$-
Weighted average shares - Basic	99,619,565	99,000,000	99,208,791	99,000,000
Weighted average shares - Diluted	-	-	-	-

Net Income (Loss)	$(9,078)	$(1,617)	$(8,290)	$11,845

Other Comprehensive income (loss)	-	-	-	-

Total Comprehensive income (loss)	$(9,078)	$(1,617)	$(8,290)	$11,845

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(8,290)	$13,462
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	9,077	5,455

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(1,403)	(7,126)
Other current assets	(62,447)	(6,032)
Increase (decrease) in:
Accounts Payable	4,178	14672
Accrued Expenses	(117,382)	-
Note Payable	32,500	-

Net Cash Provided (Used) in Operating Activities	(143,767)	20,431

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(412)	(4,098)
Repayment of related party payable		1,470

Net Cash Provided (Used) by Investing Activities	(412)	(2,628)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	(1,422)
Increase in Long term debt	11,028	-

Net Cash Provided by Financing Activities	9,606	-

Effect of recapitalization	(14,648)	-
Stock issued for services	18,000
Forgiveness of debt	137,253	-

NET INCREASE IN CASH	6,032	17,803

CASH AT BEGINNING OF PERIOD	18,422	1,963

CASH AT END OF PERIOD	$24,454	$19,766

WWA Group, Inc.

Notes to the Consolidated Condensed Financial Statements

September 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The following unaudited consolidated balance sheets and statements of operations give effect to WWA Group Inc.’s (WWA Group) purchase of all of the outstanding shares of Summit Digital Inc. (Summit Digital), pursuant to their July 12, 2012 share exchange agreement, authorized by the shareholders of WWA Group on June 10, 2013.

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

The unaudited consolidated balance sheets set forth below represents the combined financial position of WWA Group and Summit Digital as of September 30, 2013 and December 31, 2012, as if the reverse acquisition had occurred on December 31, 2012.  The unaudited consolidated statements of operations set forth below represent the combined results of operations of WWA Group and Summit Digital, as if the reverse acquisition occurred on the first day of the period presented therein.

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

WWA Group, Inc.

Notes to the Consolidated Condensed Financial Statements

September 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable and accrued expenses and advances from affiliates.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at September 30, 2013 and December 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) completing debt, and, or equity financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SHORT-TERM NOTES PAYABLE AND LINES OF CREDIT

On August 19, 2013, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8% per annum, with an option to convert the outstanding balance into shares of the Company’s common stock with a discount off the market price at the time of conversion.  At September 30, 2013, the full amount remains outstanding under the note.

The Company has from time to time short-term borrowings from various unrelated and related entities. These advances are non-interest bearing, unsecured and due upon demand. Because of the short-term nature of the notes the Company has not imputed an interest rate.

WWA Group, Inc.

Notes to the Consolidated Condensed Financial Statements

September 30, 2013 and 2012

NOTE 4 - SUBSEQUENT EVENTS

On October 7, 2013, the Company issued a promissory note in the amount of $32,500 to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balance into shares of the Company’s common stock with a discount off the market price at the time of conversion. In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Summit Digital Business Activities and Strategy

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

Results of Operations

During the three and nine month periods ended September 30, 2013, WWA Group (i) continued to lend

Management assistance on a temporary basis to World Wide Auctioneers (Dubai); (iv) marketed Wing

House units; (v) called a special shareholders meeting and completed the a share exchange agreement with

Summit Digital, which has now been acquired as a wholly owned subsidiary.

Results of Operations for the Three-Months ended September 30, 2013 compared to September 30, 2012

	For the Three-Months Ended September 30,
	2013	2012
Revenues (net)	$202,147	$108,391
Operating expenses
Cost of Goods Sold	154,284	75,753

General, selling and administrative expenses	29,001	49,038
Salaries and Wages	29,134	22,476
Depreciation	3,033	2,828
Total operating expenses	61,168	74,343
Loss from operations	(13,305)	(41,590)
Other income (expense):
Interest expense	(299)	-
Other income (expense)	4,526	39,973
Total other income (expense)	4,227	39,973
Net loss	$(9,078)	$(1,617)

Results of Operations for the Nine-Months ended September 30, 2013 compared to September 30, 2012

	For the Nine-Months Ended September 30,
	2013	2012
Revenues (net)	$494,194	$340,709
Operating expenses
Cost of Goods Sold	319,523	176,584

General, selling and administrative expenses	111,824	98,573
Salaries and Wages	82,087	85,396
Depreciation	9,078	8,284
Total operating expenses	202,989	192,253
Loss from operations	(13,305)	(41,590)
Other income (expense):
Interest expense	(299)	-
Other income (expense)	20,327	39,973
Total other income (expense)	20,028	39,973
Net loss	$(8,290)	$11,845

Net Income/Loss

Net loss for the three and nine month periods ended September 30, 2013 was $9,078 and $8,290, respectively, compared to a net loss of $1,617 and net income of $11,845 for the three and nine month period ended September 30, 2012, respectively. Our net loss for the three and nine month periods is primarily due to expenses at the corporate level incurred since the reverse merger, along with the variances that arise from a period-over-period increase in cost of goods sold, partially offset by an increase in other income.

Revenue

Our revenue for the three and nine month periods ended September 30, 2013 was $202,147 and $494,194, respectively  as compared to $108,391, and $340,709 for the comparable periods for 2012.  The increase in our revenues is a result of increased sales to our subscriber base.

Gross Income

Gross income for the three and nine month periods ended September 30, 2013 were $47,863 and $174,671, respectively as compared to $32,753 and $164,125 for the three and nine-month periods ended September 30, 2012. The increase in gross income over the comparative periods can be attributed to the increased revenue.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2013 were $61,168 and $202,989, respectively, compared to  $74,343 and $192,253 for the comparable 2012 periods. The decrease in our operating costs for the three-month period ended September 30, 2013 compared to September 30, 2012 is a result of a one-time catch up charge for professional fees in 2012.  The increase in operating expenses for the nine month period ended September 30, 2013 over the comparative period reflects the increase in general and administrative charges resulting from the reverse merger transaction.

Other Income/Expenses

Other income for the three and nine month periods ended September 30, 2013 was $4,227 and $20,028, respectively as compared to other income of $39,973 for both the three month and nine month comparable 2012 periods. Other income represents income from one-time sources, as opposed to regular income from our subscriber base.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012	Change

Cash	$24,454	18,422	$6,032
Total Current Assets	132,409	62,527	69,879
Total Assets	293,000	231,783	61,217
Total Current Liabilities	192,841	267,751	(74,910)
Total Liabilities	$196,653	$267,751	$(71,098)

We had a working capital deficit of $128,894 as of September 30, 2013. At September 30, 2013, our current assets were $63,947, which consisted of $24,454 in cash, $44,008 in accounts receivable and $63,947 in other current assets. Our current liabilities were $192,841, which consisted of $81,321 of accounts payable, 73,226 of accrued expenses, a note payable of $32,500 and $5,794 of current portion of long-term debt.

Net cash used by operating activities for the nine month period ended September 30, 2013 was $(143,767) as compared to net cash provided of $20,431 for the nine-month period ended September 30, 2012. The change in cash flow provided by or used in operating activities between the periods can be attributed to the forgiveness of debt by Summit Digital Holdings at the time of the reverse acquisition, in addition to the payment of expenses incurred in the acquisition of Summit Digital.

Cash flow provided by investing activities for the period ended September 30, 2013 was ($412) as compared to

($2,628) for the period ended June 30, 2012, resulting from a period-over-period decrease in the purchase of property and equipment.  We expect to use cash flows in investing activities going forward in as we develop additional business opportunities associated with Summit Digital.

Net Cash provided by financing activities was $9,606 for the period ended September 30, 2013 as compared to $-0- for the comparable 2012 period. Cash flow provided by financing operations in the 2013 nine-month period could be attributed to financing the cost of pole rental fees owed, with a long-term note.  We intend to generate cash flows from financing activities in the future as the fulfillment of Summit Digital’s business plan which will require debt or equity financing.

The company has obtained convertible debt financing from an unrelated third party in the amount of $32,500.  These funds will be used in the short term to pay expenses of being a public company and conducting business in that regard.  Additionally, the Company has secured a second debt financing with the same terms since the date of these financial statements.  The Company may need to secure additional short term funding to continue to conduct business until a significant funding of debt or equity financing of at least $500,000 can be obtained.  This significant funding will allow us to make cable system acquisitions, as per our business plan, which would provide a cash flow from operations, enabling us to support our corporate activities. Our inability to obtain sufficient funding will have a material adverse effect on our ability to generate revenue and our ability to continue operations.

The accounting treatment for the reverse acquisition of Summit Digital resulted in a non-cash charge of $14,648 recorded as an effect of recapitalization in the equity section of the balance sheet.  Additionally, Summit Digital Holdings, the previous parent of Summit Digital, forgave intercompany debt of $137,253 in relation to that transaction.

The Company issued 1,000,000 shares of stock valued at $18,000 to an unrelated, outside consultant for management services being performed currently and in the future.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at September 30, 2013.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of September 30, 2013.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2013, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. - CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II – OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

None.

ITEM 1A. - RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2011, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we sold an 8% Convertible Promissory Note in the original principal amount of $32,500 (the “Note”). The Note has a maturity date of May 21, 2014, and is convertible into our common stock, par value $0.001 per share (the “Common Stock”) at the Variable Conversion Price.  The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (representing a discount rate of 49%). For purposes of the Note, “Market Price” means the average of the lowest three (3) Trading Prices from the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Note in whole or in part, we will be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days.  The purchase and sale of the Note closed on August 23, 2013, the date that the purchase price was received by us.

The terms of the foregoing transaction were reported in a Current Report on Form 8-K filed with the SEC on August 28, 2013.The purchaser is an accredited investor as defined in Rule 501(a) of Regulation D and the offer and sale of the was exempt from registration under Rule 506 of Regulation D.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. - MINE SAFETY DISCLOSURES

The Company is not engaged in the business of mining; hence the mine safety disclosures are not applicable.

ITEM 5. - OTHER INFORMATION

None.

ITEM 6. -EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

___  of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Tom Nix

November 12, 2013

By: Tom Nix

Its: Chief Executive Officer

/s/ Stephen Spencer

November 12, 2013

By: Stephen Spencer

Its: Chief Financial Officer and Principal Accounting Officer

Index to Exhibit

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