Form 10-K
period 2013-12-31
WWA GROUP INC
filed 2014-04-14
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to   .

Commission file number: 000-26927

WWA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	77-0443643 (IRS Employer Identification No.)

13854 Lakeside Circle, Suite 248, Sterling Heights, Michigan  48313

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (855) 410-8509

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

 Common Stock, par value $0.001 par share

(Title of class)

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (34,451,263 shares) was approximately $689,025 based on the average closing price ($0.02) for the common stock on April 8, 2014.

At April 9, 2014 there was 135,305,337 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I

Item1.

Business

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

12

Item 2.

Properties

12

Item 3.

Legal Proceedings

12

Item 4.

Mine Safety Disclosures

12

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities13

Item 6.

Selected Financial Data

15

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

16

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 8.

Financial Statements and Supplementary Data

19

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

20

Item 9A.

Controls and Procedures

20

Item 9B.

Other Information

21

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

22

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

24

Item 13.

Certain Relationships and Related Transactions, and Director Independence

26

Item 14.

Principal Accountant Fees and Services

26

PART IV

Item 15.

Exhibits, Financial Statement Schedules

27

Signatures

28

PART I

ITEM 1.

BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

Organizational Background

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

On July 12, 2012 we enter into a Share Exchange Agreement (“Agreement”), subject to shareholder approval, to acquire all of the issued and outstanding shares of Summit Digital, Inc. (“Summit”) from Summit Digital Holding, Inc. in exchange for shares of the Company’s common stock. The Agreement provided that Summit would exchange 100 shares or 100% of the issued and outstanding shares of Summit for 99,000,000 shares of tour Common Stock, par value $001 per share. The Agreement further provided for the appointment of two new members to our board of directors, the appointment of new executive officers and the resignation of one director.

On May 10, 2013, we held a Special Meeting of its shareholders to consider the terms and conditions of the Agreement in connection with (1) the acquisition of Summit as a wholly owned subsidiary and (2) an amendment to our articles of incorporation that would increase the number of authorized common shares to 250,000,000, par value $0.001 per share. A third proposal that would authorize the board of directors to adjourn the Special Meeting in the event insufficient votes were cast in respect to proposals 1 and 2 was approved by our shareholders, although no action was necessary since all proposals were approved by those shareholders holding a majority of our issued and outstanding shares.

The amendment to our articles of incorporation to increase the number of authorized common shares was accepted by the Nevada Secretary of State on May 24, 2013. On June 5, 2013, we authorized the issuance of 99,000,000 shares of our restricted common stock to Summit thereby completing the acquisition of Summit as our wholly owned subsidiary.

On October 7, 2013, by the written consent of the holders of a majority of our voting stock, our Board of Directors approved resolutions authorizing  (1) Amended and Restated Company’s Articles of Incorporation that: (a) change the our name to Summit Digital, Inc., (b) increase our authorized capital stock from 250,000,000 shares to, 900,000,000 shares, consisting of (i) 800,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock") and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"), issuable in one or more series as our Board of Directors may authorize from time to time, and (c) provide for a super-majority vote requirement of not less than 75% of our Common Stock on certain corporate matters.

Under the rules of the Securities and Exchange Commission, the above actions cannot become effective until at least 20 days after an Information Statement relating to the above matters has been distributed to the stockholders of the Company. The record date for determining those shareholders entitled to receive the Information Statement was the close of business on October 29, 2013 (the “Record Date”).  On the Record Date, we had outstanding 123,841,922 shares of Common Stock issued and outstanding.  Pursuant to disclosure contained in the Information, the above actions were to have take effect on or about November 30, 2013.  All of the foregoing resolutions have been implemented accept for the change of our name from WWA Group, Inc. to Summit Digital, Inc.  The reason the name change has not yet taken effect is because Financial Industry Regulatory Authority (“FINRA”) did not timely accept our request to change the name of the Company and related trading symbol.  As a result, we have withdrawn our request to FINRA to approve the change of name of the Company and assignment of new trading symbol and we will continue to operate under WWA Group, Inc. and our trading symbol WWAG until such time as we determine to resubmit our request to FINRA.  Our board of directors reserves the right to make a submission to FINRA as such time as it may deem to be appropriate.

The Company

Introduction

Our operations are conducted through Summit Digital, Inc. (“Summit”).  Summit was originally incorporated in the State of Nevada on April 21, 2009.  On June 7, 2011, Summit changed its corporate domicile from Nevada to Wyoming.  The share exchange between WWA Group and Summit was accepted by the WWA Group shareholders on June 10, 2013.  WWA Group remains the name of the Company, while our cable operations are conducted through Summit .  Summit is a multi-system operator (MSO) providing cable TV, broadband Internet, voice telephony and related services to rural communities in the United States.

Business Activities and Strategy

We are focused on acquiring existing underutilized cable systems in rural, semi-rural and gated community markets, aggregating them into a single MSO structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  These bundled service packages have become the industry standard in major urban markets served by major cable providers, but systems in our target market typically lag behind in adopting them, offering a substantial opportunity to increase penetration and per-customer revenue by offering these comprehensive service packages.  We may at times build new cable systems or wireless infrastructure to serve areas where no infrastructure is in place, but the primary intent is to acquire underutilized existing systems.  We intend to support and extend these packages by offering wireless data and voice service within its system footprint.

We believe that other value-added services delivered through cable infrastructure, such as pay-per-view events, digital video and digital video recording, high-definition TV and interstitial advertising also represent significant potential revenue streams that have not been effectively exploited by its acquisition targets.  Compatible services such as provision of wireless internet provide additional potential revenue streams.

We intend to take decisive steps to streamline management, improve efficiency, and reduce costs in systems we acquire using the following areas of emphasis:

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

Many small to medium sized single-system operators of the type common in rural and semi-rural United States have not been developed to their full capacity, for two primary reasons.

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

We believe, based on extensive interviews and contacts with management at local systems, that the managers and owners of many of these systems are interested in acquisition on favorable terms by an MSO built around the principle of maximizing the potential of these systems. Based on interviews with small system managers, we believe that many of these systems can be acquired in exchange for a combination of cash and stock.

Once systems have been acquired, we will upgrade them to support broadband Internet and voice telephony and aggressively market these combined services both to existing subscribers and non-subscribers within the system footprint.  Existing cash flows, cash flows from acquired systems, and acquisition terms will allow us to pay for system upgrades as systems are built out.

We will add an additional revenue stream to our acquired cable systems through our capacity to insert local advertising, known as interstitials, to cable TV content.  We have the right to insert local advertising into programming from major networks such as CNN, ESPN, Fox News and many others. This ad insertion is accomplished through an interface between the network and our system, with the network providing cue tones that open time slots for our advertisers.   Again, this is a revenue opportunity not currently exploited by the cable systems we seek to acquire, and upgrading systems to accommodate this form of advertising presents a significant opportunity to generate additional revenue from existing infrastructure.

Our business strategy is to acquire systems meeting viability criteria, aggregate them in a MSO format, improve management, reduce costs, and add revenue by aggressively promoting high-value services such as high speed broadband internet and pay-per-view TV and by adding advertising income and wireless services to the system revenue mix.  We will not surrender controlling interest in systems we acquire.  We may incur long-term debt, sell shares or issue shares to acquire systems or upgrade acquired systems.  We believe that we can substantially increase both our subscriber base and our revenue per subscriber by following this strategy.

Innovation

We actively pursue innovative ways of using existing technology and infrastructure to provide services and build customer and community relationships outside the traditional residential service model. Two initiatives during 2012 – 2013 illustrate this commitment and the results it can bring.

•

We installed a sophisticated CCTV monitoring system for the community of McBain, Michigan, allowing continuous surveillance of key commercial and road areas.  A web-based backbone permits data storage by Summit as well as monitoring by the Michigan State Police.  The system is designed to facilitate rapid response in emergencies and to provide vital evidence and understanding in criminal and other incidents.  We are compensated by an installation fee and will receive a long term monthly fee for managing the system.  Similar systems will be offered to other municipalities within our service footprint.

•

We also installed a web-based system for a major dairy farm, allowing the farm operators to continuously monitor operations and provide remote control for their robotic milkers.  Agricultural operations in the rural Midwest are becoming increasingly sophisticated and there is enormous scope for leveraging our existing technology and infrastructure to increase efficiency and create opportunities for us and for our clients.

We will continue to explore innovative ways to supply needed services to individual, business, industrial and local government customers, using the full scope of opportunities provided by available technology.

Wireless Internet

Use of wireless internet services is exploding in the United States, driven by rapidly expanding sales of smartphones, tablets, and other mobile devices.  Cisco Systems estimates that mobile traffic will expand from 0.6 exabytes/month in 2011 to 1.2 exabytes/month in 2012 and will reach 6.3 exabytes/month in 2015.  Cable operators across the United States have recognized that the cable business and the WiFi business have close synergies and that WiFi represents a considerable opportunity for cable companies.  The synergy is based on a number of elements:

•

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

•

The ability of cable companies to use existing infrastructure for backhaul also drastically reduces the expense of acquiring rights of way.  These cost advantages make it possible for cable companies to compete aggressively on wireless service pricing while retaining high margins.

•

Wireless technology also provides an option, that can supersede wired, to reach hard-to-wire areas or as an option to homes in which the installed coaxial cable falls short.  These are significant features in our target market.

•

Wireless services can bring in subscribers solely interested in wireless access.  More important, it can drive a “quadruple play” option in which we can offer a single-bill package combining TV, home broadband, voice communications, and wireless access.

•

We intend to pursue opportunities in this promising sector as an integral part of our expansion plan.

Subscriber Base

We currently serve 952 subscribers in the states of Oklahoma and Michigan, with an average monthly billing of approximately $53,000.  At the end of the first quarter of 2012, we served 686 subscribers in the states of Oklahoma and Michigan, with monthly billing of approximately $33,000.

2013 Business

We were granted a franchise and have completed the first phase of a new cable system in McBain, Michigan.  This project calls for the installation of cable TV, Broadband Internet and telephone services passing 550 homes, and an industrial complex with several business and potential for expansion.

We have completed installations for the McBain school district and the Munson Medical Clinic, and a closed circuit camera system for downtown McBain.  We have also started a system build out in Marion Michigan using company cash flows.

Proposed Expansion

We are aggressively pursuing expansion opportunities:

•

We have targeted 5 towers in northern Michigan for installation of wireless broadband technology.  These installations will serve up to 2500 residents within our current service footprint.

•

We are negotiating for the purchase of several systems in Michigan.

•

We are in the due diligence phase related to two acquisitions of cable systems in located in Springfield, Missouri.  We will pursue funding for these acquisitions upon completion of the due diligence process.

We hope to complete these negotiations and close the acquisitions during 2014, though there is no assurance that all or any of these acquisitions will be completed.

Our target is 100,000 total subscribers within three years, which we believe is a conservative estimate of potential, provided that adequate financing can be obtained.  Per-subscriber billing in the systems we have targeted, typically based only on cable TV services, is under $50/month.  We intend to increase this to a level close to the national average of $128/month.

Acquisition Criteria

Our acquisition strategy relies on careful assessment of acquisition candidates by a management team with extensive experience in the cable industry.

•

Many of the systems available for acquisition carry significant debt burdens.  We will only go through with acquisitions if owners and/or creditors are willing to restructure debt.  Typically this involves an exchange of debt and equity, with owners/creditors exchanging debt for stock.  Since these individuals are in the business, they understand the inherent viability and potential of our business model, and these offers have so far met a generally positive reception.

•

We focus on areas that offer potential for aggregating multiple systems in physically adjacent territory, maximizing the potential of existing infrastructure.

•

We target areas with existing unserved demand for broadband Internet.  Typically this means acquiring systems that do not offer broadband Internet at the time of acquisition, offering potential for immediate increase in subscribers and per-subscriber billing by adding broadband Internet to the service package and aggressively promoting it.

•

Economic viability of acquisition candidates is evaluated by our management team, which has extensive experience in the cable business.  In some cases the team may prefer to negotiate directly with creditors or a bankruptcy court; in others the system is deemed non-viable and the acquisition is abandoned.

•

Markets must be assessed for growth potential.  Some rural markets are economically stagnant with a decreasing population that will not support growth in our industry.  Acquisitions in these areas will not be pursued.

Market

There are approximately 10,700 cable systems in operation in the United States. Companies owning more than one system are known in the cable industry as multiple system operators (MSOs).  Four major MSOs (AT&T, Time Warner, Comcast and Cox Communications) dominate the industry, accounting for 70% of all cable television customers. These major players have aggressively pursued the high-density urban and suburban markets.

The rural, semi-rural, and gated community market, in contrast, is extremely fragmented, dominated by single-system operators serving from 500 to 5,000 subscribers.  Many of these suffer from unstructured and passive management and have been slow to exploit the opportunities offered by cable Internet, voice telephony, pay-per-view, and other value-added services that allow cable companies to increase revenues with the same infrastructure.  As a consequence of this disparity, these smaller systems show monthly per-customer billing well below their larger, more aggressively managed urban rivals.

Our observation is that the rural providers targeted for acquisition lag far behind the national average for Internet subscribers, even in networks that have made broadband Internet available.  We believe that with effective marketing and introduction of competitive broadband services the percentage of TV customers subscribing to broadband can be brought up to national averages, offering a significant growth opportunity.

We are aggressively pursuing acquisitions and other arrangements that will add to our subscriber base. The systems we have targeted for acquisition serve rural, semi-rural, and gated communities, and their per-customer billings generally lag well behind these national averages.  Single-system operators we surveyed as acquisition candidates typically have monthly billings below $50/customer, with Internet penetration as low as 25% in systems offering Internet.  We believe that this disparity represents a substantial opportunity, and that by adopting the bundling strategies and aggressive marketing techniques standard among larger MSOs, Internet penetration and monthly billing in small systems can rapidly increase to levels comparable to national averages.

Broadband Internet provides a particularly attractive growth opportunity in our target niche.  We believe that a substantial difference remains in overall broadband use at home between urban and rural areas. The gap has declined since 2007 but still exists. In 2009, 65.9% of urban households and 54.1% of rural households accessed broadband service. In contrast, 8.9% of rural households and only 3.7% of urban households used dial-up. In 2007, 53.8% of households in urban areas and 38.8% of households in the rural United States were broadband users. Again, rural homes relied more heavily on dial-up (19.3%) than urban did (8.5 percent) that year. Broadband use at home also varies by regions, with the West (68%) of households and Northeast (67%) leading, followed by the Midwest (62.2%), and the South (60%) in 2009.”

The substantial lag in broadband adoption in rural markets, and the significant overhang of rural dial-up connections, represents a significant opportunity that Summit’s business plan is designed to capture.  The disparity is particularly evident in the Midwest, which represents a major business focus for Summit.  Management believes that cable companies in particular are well positioned to serve the increase in rural broadband connection: large numbers of homes already subscribe to cable TV, making cable an obvious source for broadband.

The Obama administration has prioritized the extension of broadband services to rural areas, with the President specifically citing “connecting every corner of our country to the digital age” as a policy priority. A broad array of privileges and incentives has been offered to companies pursuing the development or improvement of broadband services in underserved areas.  This program is clearly consistent with our business plan, and we are reviewing opportunities to take advantage of this support.

Governmental and Environmental Regulation

We believe that WWA Group is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

Summit has no patents, trademarks, concessions, or labor contracts.

Employees

We have no full time employees.  Tom Nix and Stephen Spencer, our officers and directors, manage our business. Management also uses consultants, attorneys and accountants as necessary to complement services rendered by our officers. Our cable operations side of WWA Group has two full time employees and two part time employees.

ITEM 1A.

RISK FACTORS

Our operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to Summit’s Business

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended December 31, 2013 and 2012, we had net losses of approximately $88,976 and $8,411 respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended December 31, 2013 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be sustainable and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred losses since inception, which have resulted in an accumulated deficit of $124,944 at December 31, 2013. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 2 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

Since inception, we have been able to cover our operating losses from the cash flow from operations.  We do not know if we will be available to cover future operating losses this way. Additionally, we have borrowed funds from available lending sources to cover the costs of being a public company.  If we are unable to continue to borrow adequate funds to meet our periodic reporting obligations that cannot otherwise to paid from our cash flows derived from operations we may not be able to meet our reporting obligations.

We are dependent upon key personnel.

Our performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, managerial and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees, or that we will be able to attract or retain highly qualified personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition, operating results, and cash flows.

Risks Related to our Common Stock

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

We do not pay dividends.

We do not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We will require additional capital funding.

We will require additional funds in the form of additional equity offerings or debt placements, to maintain operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

We currently maintain limited executive office space at 13854 Lakeside Circle, Suite 248, Sterling Heights, Michigan 48313 for which we pay rent of $50 a month on a recurring basis.  We have leased office space in McBain, Michigan for $550 per month on a recurring basis.  This office will be closed during May, 2014.  Beginning April 1, 2014 we will lease office space for our operations in Portland, Michigan for $550 per month on a month to month basis.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the FINRA under the symbol “WWAG”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Market Prices
Year	Quarter Ended	High	Low
2013	December 31	$0.05	$0.02
	September 30	$0.02	$0.01
	June 30	$0.05	$0.02
	March 31	$0.07	$0.01
2012	December 31	$0.5	$0.00
	September 30	$0.0	< $0.00
	June 30	$0.0	$0.0
	March 31	$0.0	$0.0

Capital Stock

The following is a summary of the material terms of our capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

(b) Holders

As of March 31, 2014, there were 893 shareholders of record holding 135,305,337 fully paid and non-assessable shares of common stock, par value $0.001 per share, of our 800,000,000 shares of common stock authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit our ability to pay dividends on WWA Group’s common stock other than those generally imposed by Nevada law.

Transfer Agent and Registrar

Our transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On June 4, 2013 pursuant to the terms of the Exchange Agreement we authorized the issuance of 99,000,000 shares of our restricted common stock to Summit Digital Holdings, Inc. in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act. It is our belief that we complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the authorizations was an isolated private transaction us which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated. The offeree is now our controlling shareholder.

On August 19, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500 (the “Note”). The Note has a maturity date of May 21, 2014, and is convertible into our common stock, par value $0.001 per at a Variable Conversion Price.  The “Variable Conversion Price” means 51% multiplied by the Market Price (representing a discount rate of 49%). For purposes of the Note, “Market Price” means the average of the lowest three (3) Trading Prices from our Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

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

On October 7, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc. pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500 (the “Note”). The Note has a maturity date of May 21, 2014, and is convertible into our common stock, par value $0.001 per at a Variable Conversion Price.  The “Variable Conversion Price” means 51% multiplied by the Market Price (representing a discount rate of 49%). For purposes of the Note, “Market Price” means the average of the lowest three (3) Trading Prices from our Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Note in whole or in part, we will be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days.  The purchase and sale of the Note closed on October 18, 2013, the date that the purchase price was received by us.

We offered our securities to Asher in reliance upon the exemption from registration provided under Rule 506 of Regulation D, promulgated under the Securities Act. Asher is an accredited investor as defined in Rule 501(a) of Regulation D.

In January 2014, the Company issued, in two separate private transactions, an aggregate of 10 million shares of common stock to non-affiliates, in connection with the partial conversion of a promissory note from the Company, pursuant to two separate cancellation of debt in exchange for stock agreements. Under these agreements, a total of $1,000 of the existing debt was cancelled by the issuance of such shares, a conversion price of $.0001 per share.

On February 24, 2014, Asher Enterprises, Inc. converted $12,000 of principal associated with the August 19, 2013 Note into 1,463,414 shares of our common stock at a conversion price of $0.0082 per share. We issued the securities to Asher in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

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

Discussion and Analysis

Our plan of operation over the next twelve months is to continue as a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 dollars in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding the cable and internet business by acquiring existing operations. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

Results of Operations

During the year ended December 31, 2012, WWA Group entered into a share exchange agreement with Summit Digital; and satisfied continuous public disclosure requirements.

The results of operations for the years ended December 31, 2013 and 2012 present the expenses associated with the public entity and the revenue and expenses associated with the cable and internet operations of the Company in Michigan, and Oklahoma.

Condensed Consolidated Statements of Operations
	December 31,
	2013	2012
Total net revenues	$627,806	$490,382
Cost of goods sold	371,788	273,300
Gross income	256,018	217,082
Total operating expenses	358,302	267,566
Loss from operations	(102,284)	(50,484)
Total other income	13,308	42,073
Net loss	$(88,976)	$(8,411)

Net Income (Loss)

Net loss for the twelve month period ended December 31, 2013, was $88,976 as compared to net loss of $8,411 for the twelve month period ended December 31, 2012. The increase in net loss is primarily due to the increase in costs for attorneys, auditors, transfer agents and consultants related to our ongoing filing and reporting requirements.

Cost of Goods Sold

Cost of goods sold (CGS) increased by $98,488 from 2012 to 2013.  As a percentage of sales CGS increased from 55% to 59% over the same period.  This increase is attributable primarily to the increased programing costs of cable television.  We would expect CGS to decrease as a percentage of sales in the future as the penetration and delivery of the Internet to our customers increases.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2013 increased to $358,302 from $267,566 for the twelve month period ended December 31, 2012. The increase in operating expenses over the comparative period can be primarily attributed to increased general and administrative expenses related to the public entity. The major components of operating expenses are general and administrative expenses of the public entity including legal, auditing, accounting, transfer agent, and consultants and the salaries and wages and general and administrative expenses related to the cable operations.

Other Income

Other income for the twelve month period ended December 31, 2013 was $13,308 as compared to $42,073 for the twelve month period ended December 31, 2012. The decrease in the current period is due to one-time project income earned during 2012 which decreased during 2013.  The Company will continue to look for opportunities to use its expertise in the cable and internet business to receive income from “one-off” special projects.

Income Tax Expense (Benefit)

WWA Group has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

WWA Group believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

WWA Group had a working capital deficit of $151,434 as of December 31, 2013.  Current assets of $58,558 consisted of $11,214 in cash, $32,311in accounts receivable, $10,500 in prepaid expenses and $4,533 in other current assets. Our current liabilities were $209,992 comprised of $78,102 in accounts payable, $60,574 in accrued expenses, $65,000 in notes payable and $6,316 in current portion of long term debt.  Our total stockholders’ equity at December 31, 2013 was $15,661

Cash flows used in operating activities for the twelve month period ended December 31, 2013, were $144,179 as compared to cash flows provided by operating activities for the twelve month period ended December 31, 2012 of $60,499. The transition to cash flows used in operating activities can be primarily attributed to the change in our corporate structure.  During 2012 we were a wholly owned subsidiary of Summit Digital Holdings, Inc. (SDH). During 2013 we were merged with WWA Group, Inc. and the previous balance owed to SDH was eliminated.  Cash flow used in operating activities in the twelve month period ended December 31, 2013, includes items that are book expense items which do not affect the total amount relative to actual cash used including forgiveness of debt and stock issued for services.   Actual cash items used in operating activities, that are not income statement related items, such as general and administrative expenses, include pre-paid expenses, accrued liabilities, accounts payable and other current assets. We expect to continue to use cash flows in operating activities throughout 2014.

Cash used in investing activities during 2013 was $12,287 for the purchase of fixed assets.

Cash provided by financing activities during 2013 was $8,653 related to the increase on long term debt.  We expect to continue to use cash flows in financing activities in connection with our business.

Our current assets and cash flows from operations are sufficient to conduct business over the next twelve (12) months. We will seek at least $250,000 in debt or equity financing over the next twelve months to pursue our commitment to growth through acquisitions.  Further, we can give no assurances that we can obtain this funding.  Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding will have an adverse effect on our ability reach our growth goals.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at December 31, 2013.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of December 31, 2013.

WWA Group has no current plans for the purchase or sale of any plant or equipment.WWA Group has no current plans to make any changes in the number of employees, except in connection with the anticipated expansion through acquisition.

Off Balance Sheet Arrangements

As of December 31, 2013, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2013 and 2012 attached hereto, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

•

uncertainties related to the growth of our business;

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

Going Concern

Our auditors have expressed an opinion as to our ability to continue as a going concern as a result of recurring losses from operations.  Our ability to continue as a going concern is subject to our ability to realize a profit from operations and /or obtain funding from outside sources.  We plan to address our ability to continue as a going concern includes obtaining funding from the private placement of debt or equity and realizing revenues from our businesses. We believe that we will be able to obtain funding to enable us to continue as a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2013 and 2012 follow.

0

WWA GROUP, INC. AND SUBSIDIARIES

Years Ended December 31, 2013 and 2012

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

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

WWA Group, Inc.

13854 Lakeside Circle, Suite 248, Sterling Heights, Michigan 48313

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC

Newark, DE

April 9, 2014

WWA GROUP, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2012
Current assets:
Cash	$11,214	$18,422
Accounts Receivable	32,311	42,605
Prepaid Expenses	10,500
Other current assets	4,533	1,500

Total current assets	58,558	62,527
Property and Equipment (net)	169,432	169,256

Total Assets	$227,990	$231,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	78,102	77,143
Accrued expenses	60,574	190,608
Notes payable	65,000
Current portion of long term debt	6,316	-

Total current liabilities	209,992	267,751

Long term debt	2,337	-

Total liabilities	$212,329	$267,751

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized;
100,000,000 and 99,000,000 shares respectively issued and outstanding	100,000	99,000
Additional paid-in capital	154,253	-
Retained earnings	(124,944)	(35,968)
Recapitalization persuant to reverse acquisition	(113,648)	(99,000)

Total stockholders' equity:	15,661	(35,968)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$227,990	$231,783

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended Dec 31,
	2013	2012

Net revenues:
Revenue from Cable/Internet sales	$627,806	$490,382
Total net revenues	627,806	490,382

Cost of Goods Sold	371,788	273,300

Gross Income	256,018	217,082
Operating expenses:
General, selling and administrative expenses	229,222	140,513
Salaries and wages	116,969	115,756
Depreciation	12,111	11,297

Total operating expenses	358,302	267,566

Income (loss) from operations	(102,284)	(50,484)

Other income (expense)
Interest expense	(1,712)	-
Other income (expense)	15,020	42,073

Total other income (expense)	13,308	42,073

Income (loss) before income tax	(88,976)	(8,411)

Provision for income taxes	-	-

Net income (loss) from operations	$(88,976)	$(8,411)

Basic earnings (loss) per common share	$-	$-
Diluted earnings per common share	$-	$-
Weighted average shares - Basic	99,408,219	99,000,000
Weighted average shares - Diluted	-	-

Net Income (Loss)	$(88,976)	$(8,411)

Other Comprehensive income (loss)	-	-

Total Comprehensive income (loss)	$(88,976)	$(8,411)

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Total
			Additional			Stockholders'
	Common Stock		Paid-in	Recapital-	Accumulated	Equity
	Shares	Amount	Capital	ization	Deficit	(Deficit)

Balance, December 31, 2012	99,000,000	99,000	-	(99,000)	(35,968)	(35,968)

Stock issued for services	1,000,000	1,000	17,000			18,000

Recapitalization			137,253	(14,648)		122,605

(Loss) for the year ended
December 31, 2013					(88,976)	(88,976)

Balance, December 31, 2013	100,000,000	$100,000	$154,253	$(113,648)	$(124,944)	$15,661

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year End December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(88,976)	$(8,411)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	12,111	11,297

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	10,294	(24,515)
Prepaid Expenses	(10,500)
Other current assets	(3,033)	-
Increase (decrease) in:
Accounts Payable	959	82128
Accrued Expenses	(130,034)	-
Notes Payable	65,000	-

Net Cash Provided (Used) in Operating Activities	(144,179)	60,499

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(12,287)	(9,574)
Repayment of related party payable		(34,466)

Net Cash Provided (Used) by Investing Activities	(12,287)	(44,040)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	(3,347)
Increase in Long term debt	12,000	-

Net Cash Provided by Financing Activities	8,653	-

Effect of recapitalization	(14,648)	-
Stock issued for services	18,000
Forgiveness of debt	137,253	-

NET INCREASE IN CASH	(7,208)	16,459

CASH AT BEGINNING OF PERIOD	18,422	1,963

CASH AT END OF PERIOD	$11,214	$18,422

The accompanying notes are an integral part of these consolidated financial statements

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The following unaudited consolidated balance sheets and statements of operations give effect to WWA Group Inc.’s (WWA Group) purchase of all of the outstanding shares of Summit Digital Inc. (Summit Digital), pursuant to their July 12, 2012 share exchange agreement, accepted by the shareholders of WWA Group on June 10, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2013 and 2012, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company keeps a very tight credit and collection policy.  Late, or no pays are assessed each month.  Determination of collectability is assessed and service shut off when determination is adverse. Accounts receivable balances are written off immediately after determination has been made. The Company’s accounts receivable was $32,311 and $42,605 at December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at December 31, 2013 and 2012.

Impaired Asset Policy

The Company has adopted ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”   In complying with these standards, the company reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The company determines impairment by comparing the undiscounted future value cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable.

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013 and 2012.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Revenue Recognition

The Company recognizes revenue when goods or services are delivered to and accepted by the customer and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $6,539 and $6,156 in advertising expense for the years ended December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the assets per the following table. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, cont.

Category	Depreciation Term
Office and cable/internet equipment	5 years
Internet tower Cable plant and head end assets	15 years 20 years

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 2 - GOING CONCERN (CONTINUED)

from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

Office and cable/internet equipment

$   16,907

$    16,595

Internet tower

     11,875

               0

Cable plant and head end assets

   175,000

    175,000

Total property and equipment

   203,782

    191,595

Less:  accumulated depreciation

  (34,350)

     (22,339)

Equals:  Property and equipment, net

$ 169,432

$   169,256

Depreciation expense for the years ended December 2013 and 2012 was $12,111 and $11,297 respectively.

NOTE 4 – SHORT-TERM NOTES PAYABLE

On August 19, 2013 and October 7, 2013 the Company issued promissory notes in the amounts of $32,500 for a total of $65,000 to Asher Enterprises, Inc., an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balance into shares of the Company’s common stock with a discount off the market price at the time of conversion.  At December 31, 2013, the full amount remains outstanding under the notes.

NOTE 5 – INCOME TAXES

The calculation of the Company’s tax provision involves the application of complex tax rules and regulations in multiple jurisdictions throughout the world. The Company makes estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are made in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as tax liabilities associated with uncertain tax positions. Significant changes to these estimates may result in an increase or a decrease to the Company’s tax provision in a subsequent period.

The Company recognizes the effect of income tax positions only when it is more likely than not that these positions will be sustained. Recognized income tax positions are measured at the largest amount that is

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 5 – INCOME TAXES (CONTINUED)

more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company uses the flow-through method to account for investment tax credits. Under this method, a credit is recognized as a reduction of income tax expense in the year the credit is utilized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under an operating lease on a month to month basis.

NOTE 7 – BUSINESS COMBINATION

Acquisitions made by the Company are accounted for under the purchase method of accounting. Under this method, the estimated fair value of assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s financial statements from the effective date of the acquisition.

NOTE 8 - SUBSEQUENT EVENTS

In January 2014, the Company issued, in two separate private transactions, a total of ten million shares of common stock, in connection with partial conversions of a promissory note of the Company, pursuant to two separate cancellation of debt in exchange for stock agreements. Under these agreements, a total of $1,000 of the existing debt was cancelled by the issuance of such shares, a conversion price of $.0001 per share.

On February 24, 2014, Asher Enterprises, Inc. converted $12,000 of principal associated with the August 19, 2013 Note into 1,463,414 shares of our common stock at a conversion price of $0.0082 per share. We issued the securities to Asher in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified a material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

We identified the following material weakness:

Lack of Appropriate Independent Oversight.  Our board of directors has not provided an appropriate level of oversight of our consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. While this control deficiency did not result in any audit adjustments to our 2013 or 2012 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

We intend to remedy the material weaknesses by:

•

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Positions and Offices
Tom Nix (1)	65	Chief Executive Officer, Director
Stephen Spencer (2)	57	Chief Financial Officer, Director
Eric Montandon (3)	48	Director
Digamber Naswa (4)	__	Chief Financial Officer, Director

(1) Effective June 4, 2013, our board of directors appointed Tom Nix as our Chief Executive Officer and as one of our directors.

(2) Effective June 4, 2013, our board of directors appointed Stephen Spencer as our Chief Financial Officer and as one of our directors.

(3) Eric Montandon was appointed as an officer and director in August 2003.  Effective June 4, 2013, our board of directors accepted the resignation of Eric Montandon as our chief executive officer and on April 1, 2014 our board of directors accepted the resignation of Eric Montandon as a director.

(4) Effective June 4, 2013, our board of directors accepted the resignation of Digamber Naswa as our chief financial officer and a director.

Tom Nix brings to his new position management skills with a business background encompassing nearly 30 years of experience. Mr. Nix has been involved in the cable television industry since 1984. Mr. Nix has negotiated cable franchise and private cable television agreements and directed construction and management of the daily operations of cable systems in Florida, Texas, Missouri, Oklahoma, Nevada, Arizona, California and Michigan.   Recently, he sold a number of his Texas and Michigan cable systems to Comcast.  Mr. Nix has also sold cable systems to Time Warner, Dimension, United Satellite, Cox and Prime.    Recognized industry wide, Mr. Nix has been on the board of directors and was cofounder for Telecable, Telecast, VisionComm and Data Cablevision. Mr. Nix attended Macomb College in marketing.

Mr. Nix also serves as the chief executive officer and a director of Summit Digital Holdings, Inc., our majority shareholder.

We do not have an employment agreement with Mr. Nix.

Stephen Spencer has been involved with venture capital and start-up companies for 20 years.  Mr. Spencer has worked with companies in both the U.S. and abroad.  While serving as the CFO of Legends Capital Group, a boutique venture capital firm, he managed the financial functions including treasury, financial reporting, budgets, forecasts and projections. Mr. Spencer has worked as an officer for and consultant to U.S. public companies with responsibilities for SEC reporting, GAAP accounting and SOX 404 compliance. He was previously a CPA with Price Waterhouse, a public accounting firm and is currently the CFO and a director for Unico, Inc. Mr. Spencer earned a BA degree from the University of Utah.

Mr. Spencer also serves as the chief financial officer and a director of Summit Digital Holdings, Inc., our majority shareholder.

We do not have an employment agreement with Mr. Spencer

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under this Rule, a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider Mr. Nix or Mr. Spencer to be an independent director.

Term of Office

Our directors have been elected or appointed to the board of directors for a one-year term or until the next meeting of our shareholders or until removed in accordance with our bylaws. Our executive officers were appointed by the board of directors and hold office at the discretion of the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of our directors, persons nominated to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that during the year ending December 31, 2013, the officers, directors and beneficial shareholders listed below should have filed an Initial Statement of Beneficial Ownership on Form 3 within 15 days of becoming subject to the beneficial ownership reporting requirements.

Name of Reporting Person	Section 16 Report	Status
Summit Digital Holdings, Inc.	Form 3	Filed
Tom Nix	Form 3	Filed
Stephen Spencer	Form 3	Filed

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

Our board of directors consists of two persons and thus we have not established a separate committees.

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.

EXECUTIVE COMPENSATION

The following table provides summary information for 2013, 2012 and 2011 concerning cash and non-cash compensation paid or accrued by us to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Tom Nix (1)	2013	$30,000	$-0-	$-0-	$30,000
President and	2012	$30,000	$-0-	$-0-	$30,000
Chief Executive Officer	2011	$30,000	$-0-	$-0-	$30,000

Stephen Spencer (1)	2013	$-0-	$-0-	$29,660	$29,660
Chief Financial Officer	2012	$-0-	$-0-	$2,000	$2,000
	2011	$-0-	$-0-	$-0-	$-0-

Eric Montandon (2)	2013	$-0-	$-0-	$-0-	$-0-
Former President and CEO	2012	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-

Digamber Naswa (2)	2013	$-0-	$-0-	$-0-	$-0-
Chief Financial Officer	2012	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-

(1) Effective June 4, 2013, Mr. Nix and Mr. Spencer were appointed to our board of directors and named executive officers in connection with the issuance of 99,000,000 shares of our common stock to Summit Digital Holdings, Inc.  In connection the change in control transaction, Mr. Nix was appointed as our President and Chief Executive Officer and Mr. Spencer was appointed our Chief Financial Officer.

(2) Eric Montandon resigned as an executive officer on June 4, 2013 and as a director on April 1, 2014, while Digamber Naswa resigned as both a director and executive officer, effective June 4, 2013.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement. Nor do we have a plan that provides for payment to our executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control, or a change in our executive officers responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for fiscal year 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Tom Nix	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Stephen Spencer	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Eric Montandon	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Digamber Naswa	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of April 9, 2014, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Tom Nix(3)	President, CEO and Director	99,000,000	(4)	73.0 (4)

Common Stock	Stephen Spencer (3)	CFO and Director	99,000,000	(4)	73.0 (4)

Common Stock	Summit Digital Holdings, Inc.(3)	5%+ Beneficial Shareholder	99,000,000	(4)	73.0 (5)

	All Officers and Directors as a Group (2) persons)		99,000,000		73.0%

(1)

As of April 9, 2014 there are 135,305,337 shares of common stock outstanding.

(2)

Unless indicated otherwise, the address of the shareholder is 13854 Lakeside Circle, Suite 248, Sterling Heights, Michigan 48313

(3)

Indicates an officer and/or director of the Company and its majority shareholder, Summit Digital Holdings, Inc.

(4)

The shares of common stock are registered in the name of Summit Digital Holdings, Inc., of which the named individuals are the controlling shareholders, and principal officers and directors.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2013	2012
Audit fees	$ 12,000	$ 15,000
Audit-related fees
Tax fees
All other fees.
Total fees paid or accrued to our principal accountants	$ 12,000	$ 15,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Pinaki in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

We do not have a standing audit committee. Therefore, all services provided to us by Pinaki, as detailed above, were pre-approved by our board of directors.

Pinaki performed all work only with their permanent full time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of WWA Group for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Form 10-K, and are incorporated herein by this reference.

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

WWA Group, Inc.	Date
/S/ Tom Nix By: Tom Nix Its: Chief Executive Officer and Director	April 14, 2014
/S/ Stephen Spencer By: Stephen Spencer Its: Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2014

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

29