Form 10-Q
period 2014-03-31
WWA GROUP INC
filed 2014-05-12
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2014.

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

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  (the only class of voting stock), as of  May 1, 2014 is 144,708,209.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited)

and December 31, 2013 (audited)

4

Condensed Unaudited Consolidated Statements of Income for the three  month

5

period ended March 31, 2014 and 2013

Condensed Unaudited  Consolidated Statements of Cash Flows for the three month

6

period ended March 31, 2014 and 2013

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WWA Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$8,357	$11,214
Accounts Receivable	28,780	32,311
Prepaid Expenses	6,000	10,500
Other current assets	4,012	4,533
Total current assets	47,149	58,558
Property and Equipment (net)	166,103	169,432

Total Assets	$213,252	$227,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payables	65,583	78,102
Accrued expenses	181,009	60,574
Convertible notes payable (net)	60,778	65,000
Current portion of long term debt	6,378	6,316

Total current liabilities	313,748	209,992

Long term debt	353	2,337

Total liabilities	$314,101	$212,329
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized	-	-
Common stock, $0.001 par value, 800,000,000 shares authorized;
111,463,415 and 100,000,000 shares respectively issued and outstanding	111,463	100,000
Additional paid-in capital	156,960	154,253
Retained earnings	(255,624)	(124,944)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	(100,849)	15,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$213,252	$227,990

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2014	2013

Net revenues:
Revenue from Cable/Internet sales	$130,043	$136,987
Total net revenues	130,043	136,987

Cost of Goods Sold	73,530	71,499

Gross Income	56,513	65,488
Operating expenses:
General, selling and administrative expenses	52,588	39,385
Salaries and wages	125,430	25,979
Depreciation	3,330	3,012

Total operating expenses	181,348	68,376

Income (loss) from operations	(124,835)	(2,888)

Other income (expense)
Interest expense	(41,841)	-
Gain (loss) on derivative liability	27,339	-
Other income (expense)	8,657	950

Total other income (expense)	(5,845)	950

Income (loss) before income tax	(130,680)	(1,938)

Provision for income taxes	-	-

Net income (loss)	$(130,680)	$(1,938)

Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-
Weighted average shares - Basic	109,680,056	99,408,219
Weighted average shares - Diluted	109,680,056	99,408,219

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
	For the Three Months Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(130,680)	$(1,938)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,329	3,012
Amoritzation of discount	25,278
(Gain) Loss on re-measurement of derivative	(27,339)

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	3,531	6,997
Prepaid Expenses	4,500	-
Other current assets	521	(9,475)
Increase (decrease) in:
Accounts Payable	(12,519)	(13,633)
Accrued Expenses	128,462	2,902
Net Cash Provided (Used) in Operating Activities	(4,917)	(12,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Repayment of related party payable	-	-

Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long term debt	(1,922)	-
Proceeds from convertible debt	15,000	-

Net Cash Provided by Financing Activities	13,078	-

Derivative liability	19,312	-
Convertible debt discount	(32,500)	-
Common stock issued for debt	2,170	-

NET INCREASE IN CASH	(2,857)	(12,135)

CASH AT BEGINNING OF PERIOD	11,214	18,422

CASH AT END OF PERIOD	$8,357	$6,287

The accompanying notes are an integral part of these consolidated financial statements.

WWA Group, Inc.

Notes to Condensed Financial Statements

March 31, 2014 and 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – DERIVATIVE LIABILITY

The Company has adopted ASC Topic No. 815-40, in conjunction with its convertible debt, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. These debts are convertible at the holder’s option at 51% of the average of the lowest three trading prices during the 30 days prior to conversion. The numbers of shares issuable upon conversion of these debts are limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% to 9.99% of the total issued and outstanding shares.

WWA Group, Inc.

Notes to Condensed Financial Statements

March 31, 2014 and 2013

NOTE 4 – DERIVATIVE LIABILITY (Continued)

The exercise price of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.  The Company records the derivative liability on the date of the first option to convert.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the Company’s convertible debt.  At March 31, 2014 the balance of derivative liability is $19,312.

NOTE 5 – CONVERTIBLE DEBT

On August 19, 2013, (Note 1), October 7, 2013, (Note 2), and March 11, 2014 (Note 3), the Company issued promissory notes in the amounts of $32,500, $32,500 and $15,000 respectively, to an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balances into shares of the Company’s common stock with a discount off the market price at the time of conversion.

On February 24, 2014, $12,000 of principal associated with Note 1 was converted into 1,463,414 shares of our common stock.  On April 15, 2014, $15,000 of principal associated with Note 1 was converted into 2,419,355 shares of our common stock.  On April 16, 2014, $5,500 of principal and $1,300 of accrued interest associated with Note 1 was converted into 1,214,286 shares of our common stock.  All of Note 1 and related accrued interest has been converted into common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

On April 29, 2014, $15,000 of principal associated with Note 2 was converted into 5,769,231 shares of our common stock.  On May 6, 2014, $17,500 of principal and $1,300 of accrued interest associated with Note 2 was converted into 8,545,455 shares of our common stock.  All of Note 2 and related accrued interest has been converted into common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

During the period ended March 31, 2014 the Company recorded a debt discount totaling $32,500 relating to the derivative features of the convertible Note 1 listed above.  $25,278 of this amount was amortized to interest expense during the period ended March 31, 2014, leaving total unamortized debt discount of $7,222 as of March 31, 2014.

NOTE 6 - SUBSEQUENT EVENTS

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

Discussion and Analysis

Our plan of operation over the next twelve months is to become a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 dollars in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding Summit Digital’s business by acquiring existing operations. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

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

Subscriber Base

Summit Digital currently serves 841 subscribers in the States of Oklahoma and Michigan, with an average monthly billing of approximately $61.  At June 30, 2012, Summit Digital served 840 subscribers in the States of Oklahoma and Michigan, with monthly billing of approximately $61.

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

Business Opportunities

We see medical marijuana as a rapidly expanding field of business: That potential is generating intense interest at all levels of commerce and among cable and internet providers throughout the country.  In response to this demand, we are developing an Internet streaming video channel dedicated solely to
Medical Marijuana business opportunities and legal, technical, and lifestyle issues.

WWA Group’s business development strategy is prone to significant risks and uncertainties that are having an immediate impact on its efforts to realize net cash flow. Should WWA Group be unable to generate income or reduce expenses to the point where it can meet operating expenses through debt or equity financing, which can in no way be assured, WWA Group’s ability to continue its business operations will remain in jeopardy.

Results of Operations

During the three month period ended March 31, 2014, WWA Group operated as a multi system operator in Michigan and Oklahoma through Summit Digital, Inc.

Results of Operations for the Three-Months ended March 31, 2014 compared to March 31, 2013

	For the Three-Months Ended March 31,
	2014	2013
Revenues (net)	$130,043	$136,987
Operating expenses
Cost of Goods Sold	73,530	71,499

General, selling and administrative expenses	52,588	39,385
Salaries and Wages	125,430	25,979
Depreciation	3,330	3,012
Total operating expenses	181,348	68,376
Loss from operations	(124,835)	(2,888)
Other income (expense):
Interest expense	(41,841)	-
Gain (loss) on derivative liability	27,339	-
Other income (expense)	8,657	950
Total other income (expense)	5,845	950
Net loss	$(130,680)	$(1,938)

Net Income/Loss

Net loss for the three month period ended March 31, 2014 was $130,680, compared to a net loss of $1,938 for the three month period ended March 31, 2013. Our net loss for the current period is primarily due to expenses at the corporate level incurred since the reverse merger, along with the variances that arise from a period-over-period increase in cost of goods sold, partially offset by a gain on derivative liability and an increase in other income.

Revenue

Our revenue for the three month period ended March 31, 2014 was $130,043 as compared to $136,987 for the comparable period for 2013.  The decrease in our revenues is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the three month period ended March 31, 2014 was $56,513 as compared to $65,488 for the three month period ended March 31, 2013. The decrease in gross income over the comparative period can be attributed to higher programming costs in the current period.  Cost of goods sold will continue to increase as a percentage of sales as cable programming costs continue to rise.

Operating Expenses

Our operating expenses for the three month period ended March 31, 2014 was $181,348 compared to $68,376 for the comparable 2013 period. The increase in our operating costs for the current period is primarily a result of $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.  The compensation was accrued on the financial books of the Company until such as time as we are able to make the payments.  Additionally, operating expenses have increased during the current period due to the costs associated with being a public company.

Other Income/Expenses

Other income for the three month period ended March 31, 2014 was $5,845, as compared to other income of $950 for the three month comparable 2013 period. Other income/expense represents non-operating income/expense from sources other than our subscriber base.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013	Change
Cash	$8,357	11,214	$(2,857)
Total Current Assets	47,149	58,558	(11,409)
Total Assets	213,252	227,990	(14,738)
Total Current Liabilities	313,748	209,992	103,756
Total Liabilities	$314,101	$212,329	$101,772

We had a working capital deficit of $266,599 as of March 31, 2014. At March 31, 2014, our current assets were $47,149, which consisted of $8,357 in cash, $28,780 in accounts receivable and $10,012 in prepaids and other current assets. Our current liabilities were $313,748, which consisted of $65,583 of accounts payable, $181,009 of accrued expenses, convertible notes payable (net) of $60,778 and $6,378 of current portion of long-term debt.  The accrued expenses include $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.

Net cash used by operating activities for the three month period ended March 31, 2014 was $(4,917) as compared to net cash used of $(12,135) for the three month period ended March 31, 2013. The change in cash used in operating activities was not material after eliminating the effects of accrued compensation, $100,000, and amortization of discount, $25,278 and gain from re-measurement of derivative liability, $(27,339), related to convertible notes.

Net Cash provided by financing activities was $13,078 for the period ended March 31, 2014, as compared to $0 for the comparable 2014 period. Cash flow provided by financing operations in the current period is attributed to proceeds from convertible debt of $15,000, offset by repayment of long term debt of $1,922.  We intend to continue to generate cash flows from financing activities through debt and, or equity financing as needed to fulfill our business plan.

The company has obtained convertible debt financing from an unrelated third party in the amount of $79,000.  These funds are used in the short term to pay the expenses of being a public company and conducting business in that regard.  The Company may need to secure additional short term funding to continue to conduct business until a significant funding of debt or equity financing of at least $500,000 can be obtained.  This significant funding will allow us to make cable system acquisitions, as per our business plan, which would provide a cash flow from operations, enabling us to support our corporate activities. Our inability to obtain sufficient funding will have a material adverse effect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at March 31, 2014.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of March 31, 2014.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2014, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 1 to the audited condensed financial statements for the period ended December 31, 2013 and 2012 included in WWA Group’s Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2013, (Note 1), October 7, 2013, (Note 2), and March 11, 2014 (Note 3), the Company issued promissory notes in the amounts of $32,500, $32,500 and $15,000 respectively, to an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balances into shares of the Company’s common stock with a discount off the market price at the time of conversion.

On February 24, 2014, $12,000 of principal associated with Note 1 was converted into 1,463,414 shares of our common stock.  On April 15, 2014, $15,000 of principal associated with Note 1 was converted into 2,419,355 shares of our common stock.  On April 16, 2014, $5,500 of principal and $1,300 of accrued interest associated with Note 1 was converted into 1,214,286 shares of our common stock.  All of Note 1 and related accrued interest has been converted into common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

On March 11, 2014, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we sold an 8% Convertible Promissory Note in the original principal amount of $15,000 (the “Note 3”). The Note 3 has a maturity date of December 17, 2014, and is convertible into our common stock, par value $0.001 per share (the “Common Stock”) at the Variable Conversion Price.  The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (representing a discount rate of 49%). For purposes of the Note 3, “Market Price” means the average of the lowest three (3) Trading Prices from the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note 3 will be unrestricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

Upon conversion of the Note 3 in whole or in part, we will be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note 3 will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days.  The purchase and sale of the Note 3 closed on March 11, 2014, the date that the purchase price was received by us.

The purchaser is an accredited investor as defined in Rule 501(a) of Regulation D and the offer and sale of the stock was exempt from registration under Rule 506 of Regulation D.

On April 29, 2014, $15,000 of principal associated with Note 2 was converted into 5,769,231 shares of our common stock.  On May 6, 2014, $17,500 of principal and $1,300 of accrued interest associated with Note 2 was converted into 8,545,455 shares of our common stock.  All of Note 2 and related accrued interest has been converted into common stock.

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

ITEM 5. - OTHER INFORMATION

None.

ITEM 6. -EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits for this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WWA Group, Inc.

Date

/s/ Tom Nix__________

May 9, 2014

By: Tom Nix

Its: Chief Executive Officer

/s/ Stephen Spencer_____

May 9, 2014

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