Form 10-Q
period 2014-06-30
WWA GROUP INC
filed 2014-08-04
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   ☑  Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2014.

   ☐  Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from to.

Commission file number: 000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada       77-0443643

(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

107 W Bridge St, Portland, MI 48313

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

Exchange Act): Yes ☐   No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  As of July 31, 2014, the issuer has 144,708,209 shares of common stock,  $0.001  par  value, issued and outstanding.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1

Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (audited)

Condensed Unaudited Consolidated Statements of Income for the three month and six month periods ended June 30, 2014 and 2013

Condensed Unaudited Consolidated Statements of Cash Flows for the three month and six month periods ended  June 30, 2014 and 2013

Notes to Condensed Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Index to Exhibits

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed consolidated financial statements of registrant for the three and six months ended June 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WWA Group, Inc.
Condensed Balance Sheets
(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$64,753	$11,214
Accounts Receivable	30,581	32,311
Prepaid Expenses	-	10,500
Other current assets	$3,279	$4,533

Total current assets	98,613	58,558
Property and Equipment (net)	166,019	169,432

Total Assets	$264,632	$227,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	85,900	78,102
Accrued expenses	151,087	60,574
Convertible notes payable (net)	105,500	65,000
Current portion of long term debt	5,763	6,316

Total current liabilities	348,250	209,992

Long term debt	-	2,337

Total liabilities	$348,250	$212,329

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized	2,000	-
2,000,000 shares issued and outstanding
Common stock, $0.001 par value, 800,000,000 shares authorized;
128,411,742 and 100,000,000 shares respectively issued and outstanding	128,411	100,000
Additional paid-in capital	177,927	154,253
Retained earnings	(278,308)	(124,944)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	(83,618)	15,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$264,632	$227,990

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues:
Revenue from Cable/Internet sales	$138,830	$155,309	$268,873	$292,047
Total net revenues	138,830	155,309	268,873	292,047

Cost of Goods Sold	72,463	93,739	145,993	165,239

Gross Income	66,367	61,570	122,880	126,808
Operating expenses:
General, selling and administrative expenses	75,619	43,048	128,207	82,823
Salaries and wages	31,803	26,974	157,233	52,953
Depreciation	4,141	3,033	7,471	6,045

Total operating expenses	111,563	73,055	292,911	141,821

Income (loss) from operations	(45,196)	(11,485)	(170,031)	(15,013)

Other income (expense)
Interest income (expense)	10,402	-	(31,439)	-
Gain (loss) on derivative liability	-	-	27,339	-
Other income (expense)	12,110	14,601	20,767	15,801

Total other income (expense)	22,512	14,601	16,667	15,801

Income (loss) before income tax	(22,684)	3,116	(153,364)	788

Provision for income taxes	-		-	-

Net income (loss)	$(22,684)	$3,116	$(153,364)	$788

Basic income (loss) per share	$-	$-	$-	$-
Diluted income (loss) per share	$-	$-	$-	$-
Weighted average shares - Basic	122,593,209	99,000,000	116,172,304	99,000,000
Weighted average shares - Diluted	122,593,209	99,000,000	116,172,304	99,000,000

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(153,364)	$788
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	7,471	6,045
(Gain) Loss on re-measurement of derivative	(27,339)	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	1,730	(1,597)
Prepaid Expenses	10,500	-
Other current assets	1,254	(19,296)
Increase (decrease) in:
Accounts Payable	7,798	(19,976)
Accrued Expenses	123,615	(108,092)

Net Cash Provided (Used) in Operating Activities	(28,335)	(142,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,058)	(412)
Repayment of related party payable	-	-

Net Cash Provided (Used) by Investing Activities	(4,058)	(412)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	(615)	-
Increase in long term debt	-	11,028
Preferred stock issued for cash	2,000	-
Proceeds from convertible debt	105,500	-

Net Cash Provided by Financing Activities	106,885	11,028

Long-term debt reclassified to short-term	(8,038)	-
Effect of recapitalization	-	(14,636)
Forgiveness of debt	-	137,253
Common stock redeemed for accounts payable	(18,000)	-
Common stock issued for debt	5,085	-

NET INCREASE IN CASH	53,539	(8,895)

CASH AT BEGINNING OF PERIOD	11,214	18,422

CASH AT END OF PERIOD	$64,753	$9,527

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Notes to Condensed Financial Statements

June 30, 2014 and 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

June 30, 2014 and 2013

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the Company’s convertible debt.  At June 30, 2014 the Company had no derivative liability.

NOTE 5 – CONVERTIBLE DEBT

On August 19, 2013, (Note 1), October 7, 2013, (Note 2), March 11, 2014 (Note 3), April 25, 2014 (Note 4) and May 19, 2014 (Note 5) the Company issued promissory notes in the amounts of $32,500, $32,500, $15,000, $53,000, and $37,500 respectively, to an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balances into shares of the Company’s common stock with a discount off the market price at the time of conversion.

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

NOTE 6 – LICENSE AGREEMENT

On May 28, 2014 the Company entered into a license agreement with Brad Lane for the exclusive rights to Cannabis Planet Productions, Cannabis Planet TV and intellectual property related there to.  The Company has agreed to issue 1,000,000 shares of Series A Preferred Stock and an equal percentage of common stock to that owned by the Company’s current officers. The agreement may be unwound by either party with cause upon a thirty day written notice.

NOTE 7 - SUBSEQUENT EVENTS

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

Discussion and Analysis

Our plan of operation is to become a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States. We estimated that we would require a minimum of $500,000 dollars in additional debt or equity funding during this fiscal year to pursue our business plan, the majority of which amount will be focused on expanding Summit Digital’s business by acquiring existing operations. We have obtained some convertible debt financing during the fiscal year to supplement our cash flows from operations.  At this time, we have no commitment to fund our entire working capital needs and there can be no assurance that such financing will be available to us.  Our business development strategy is prone to significant risks and uncertainties that are having an immediate impact on its efforts to realize net cash flow. Should we be unable to generate income or reduce expenses to the point where it can meet operating expenses through debt or equity financing, which can in no way be assured, our ability to continue its business operations will remain in jeopardy.

Summary of Summit Digital Business Activities and Strategy

Summit Digital is focused on acquiring existing underutilized cable systems in rural, semi-rural and gated community markets, aggregating them into a single Multi-System Operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  These bundled service packages have become the industry standard in major urban markets served by major cable providers, but systems in Summit Digital’s target market typically lag behind in adopting them, offering a substantial opportunity to increase penetration and per- customer revenue by offering these comprehensive service packages.  Summit Digital may at times build new cable systems or wireless infrastructure to serve areas where no infrastructure is in place, but the primary intent is to acquire underutilized existing systems.  Summit Digital intends to support and extend these packages by offering wireless data and voice service within its system footprint. Summit Digital believes that other value-added services delivered through cable infrastructure, such as pay-per-view events, digital video and digital video recording, high-definition TV and interstitial advertising also represent significant potential revenue streams that have not been effectively exploited by its acquisition targets.  Compatible services such as provision of wireless internet provide additional potential revenue streams.  See also, “Business Opportunities” below.

Summit Digital intends to take decisive steps to streamline management, improve efficiency, and reduce costs in systems it acquires using the following areas of emphasis:

˙     Any debt that is attached to these systems by the prior ownership will be restructured.

˙     Billing, collection, call center and scheduling services will be centralized, significantly reducing costs for each system.

˙    Head end technicians located at corporate headquarters will direct employees and monitor their performance, standardizing and service practices and quality control.

˙     Theft by potential subscribers who attempt to steal services can have a significant impact on the viability of rural cable systems.  Measures to prevent theft will be installed, including regular audits conducted by our own installers as well as independent contractors.

˙     Equipment purchasing will be combined to achieve economies of scale and reduce costs.

˙     Structured management systems stressing continuous documentation, performance evaluation,

and action to address weaknesses will be installed, addressing a common management deficiency in small single-system operators.

Many small to medium sized single-system operators of the type common in rural and semi-rural America have not been developed to their full capacity, for two primary reasons.

˙     Many of these systems were overburdened with debt that was incurred on the initial construction of their cable systems.  Overly optimistic projections and unrealistic performance expectations not backed up by appropriate technology and management expertise, combined with lack of an established basis for prediction in many markets led system owners to take on excessive debt,

which enabled their entry to the business but also left them unable to sustain their business profitably.

˙     The technology that supports the upgraded services that Summit intends to provide has only recently become cost-effective for smaller rural systems.  Even with today’s superior and less expensive technology, small individual cable systems rarely have the economies of scale or the financing necessary to effectively exploit these technologies.  Summit Digital’s knowledgeable technical team and ability to combine equipment purchases will provide the knowledge and the leverage with suppliers that are needed to effectively introduce these technologies.

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

Innovation

Summit Digital actively pursues innovative ways of using existing technology and infrastructure to provide services and build customer and community relationships outside the traditional residential service model. Two initiatives during 2012 illustrate this commitment and the results it can bring.

˙     Summit Digital installed a sophisticated CCTV monitoring system for the community of McBain, Michigan, allowing continuous surveillance of key commercial and road areas.  A web-based backbone permits data storage by Summit Digital as well as monitoring by the State Police.  The system is designed to facilitate rapid response in emergencies and to provide vital evidence and understanding in criminal and other incidents.  Summit Digital is compensated by an installation fee and will receive a long term monthly fee for managing the system.  Similar systems will be offered to other municipalities within Summit Digital’s service footprint.

˙     Summit Digital installed a web-based system for a major dairy farm, allowing the farm operators to continuously monitor operations and provide remote control for their robotic milkers.

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

Wireless Internet

Use of wireless internet services is exploding in the US, driven by rapidly expanding sales of smartphones, tablets, and other mobile devices.  Cisco Systems estimates that mobile traffic will expand from 0.6 exabytes/month in 2011 to 1.2 exabytes/month in 2012 and will reach 6.3 exabytes/month in 2015.  Cable operators across the US have recognized that the cable business and the WiFi business have close synergies and that WiFi represents a considerable opportunity for cable companies.  The synergy is based on a number of elements:

˙     As the amount of data transferred over wireless networks expands, the critical need for backhaul services – the link between wireless broadcast points and the internet backbone – becomes increasingly critical.  Cable infrastructure is ideally suited to providing these services, enabling cable companies that also manage wireless sites to support their own backhaul needs instead of paying for them, as non-cable operators must.

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

˙     Wireless technology also provides an option that can supersede wiring to reach hard-to-wire areas or as an option to homes in which the installed coaxial cable falls short.  These are significant features in Summit Digital’s target market.

˙     Wireless services can bring in subscribers solely interested in wireless access.  More important, it can drive a “quadruple play” option in which Summit Digital can offer a single-bill package combining TV, home broadband, voice communications, and wireless access.

˙     Summit Digital intends to pursue opportunities in this promising sector as an integral part of its expansion plan.

Subscriber Base

As of June 30, 2014, Summit Digital serves 841 subscribers in the States of Oklahoma and Michigan, with an average monthly billing of approximately $61.

Proposed Expansion for 2014

Summit Digital is aggressively pursuing expansion opportunities:

•

Summit Digital has entered into an agreement with the village of Marion Michigan. The community has allowed us to begin to offer wireless high speed internet services by using their local water tower and will soon be under contract to use the Fire Departments tower to reach further out in the city.

•

Summit Digital is under negotiations to acquire two substantial wireless internet providers located in the Midwest.

•

Summit Digital has now opened a new office located in Portland Michigan. This facility is the home for our new call center and corporate offices. We have been approached by the city leaders to provide wireless internet services to the businesses and residents of this community. We anticipate to begin building the infra structure to offer these services in the month of September.

•

Summit Digital is under negotiations with Cox cable of Tulsa Oklahoma. Upon the completion of these negotiations we will be able to offer higher internet speeds combined with more cost effective bandwidth pricing. This will be of substantial value as we continue to grow our Oklahoma operations.

Acquisition Criteria

Summit Digital’s acquisition strategy relies on careful assessment of acquisition candidates by a management team with extensive experience in the cable industry.

˙     Many of the systems available for acquisition carry significant debt burdens.  Summit Digital will only go through with acquisitions if owners and/or creditors are willing to restructure debt.

Typically this involves an exchange of debt and equity, with owners/creditors exchanging debt for stock.  Since these individuals are in the business, they understand the inherent viability and potential of Summit Digital’s business model, and these offers have so far met a generally positive reception.

˙     Summit Digital focuses on areas that offer potential for aggregating multiple systems in physically adjacent territory, maximizing the potential of existing infrastructure.

˙     Summit Digital targets area with existing unserved demand for broadband Internet.  Typically this means acquiring systems that do not offer broadband Internet at the time of acquisition, offering potential for immediate increase in subscribers and per-subscriber billing by adding broadband

Internet to the service package and aggressively promoting it.

˙     Economic viability of acquisition candidates is evaluated by Summit Digital’s management team,

which has extensive experience in the cable business.  In some cases the team may prefer to negotiate directly with creditors or a bankruptcy court; in others the system is deemed non-viable and the acquisition is abandoned.

˙     Markets must be assessed for growth potential.  Some rural markets are economically stagnant with a decreasing population that will not support growth in our industry.  Acquisitions in these areas will not be pursued.

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

On May 28, 2014 the Company entered into a license agreement with Brad Lane (“Lane”) for the exclusive rights to Cannabis Planet Productions, Cannabis Planet TV and intellectual property related there to.  Subject to Lane meeting certain conditions precedent, the Company has agreed to issue Lane 1,000,000 shares of its Series A Preferred Stock and shares of common stock equivalent in ownership percentage to that owned by the Company’s current officers, Messrs. Tom Nix and Stephen Spencer. The agreement may be unwound by either party with cause upon a thirty day written notice.

Results of Operations

During the three and six month periods ended June 30, 2014, WWA Group operated as a multi system operator in Michigan and Oklahoma through Summit Digital, Inc.

Results of Operations for the Three-Months ended June 30, 2014 compared to June 30, 2013

	For the Three-Months Ended June 30,
	2014	2013
Revenues (net)	$138,830	$155,309
Operating expenses
Cost of Goods Sold	72,463	93,739

General, selling and administrative expenses	75,619	43,048
Salaries and Wages	31,803	26,974
Depreciation	4,141	3,033
Total operating expenses	111,563	73,055
Loss from operations	(45,196)	(11,485)
Other income (expense):
Interest income (expense)	10,402	-
Gain (loss) on derivative liability	-	-
Other income (expense)	12,110	14,601
Total other income (expense)	22,512	14,601
Net loss	$(22,684)	$3,116

Net Income/Loss

Net loss for the three-month period ended June 30, 2014 was $(22,684), compared to a net income of $3,116 for the three month period ended March 31, 2013. Our net loss for the current period is primarily due to expenses at the corporate level incurred since the reverse merger, along with the variances that arise from a period-over-period increase in cost of goods sold, partially offset by a gain on derivative liability and an increase in other income.

Revenue

Our revenue for the three month period ended June 30, 2014 was $138,830 as compared to $155,309 for the comparable period for 2013.  The decrease in our revenues is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the three month period ended June 30, 2014 was $66,367 as compared to $61,570 for the three month period ended June 30, 2013. The increase in gross income over the comparative period can be attributed to the customer base moving from the higher cost of goods sold of cable to the lower cost of goods sold of internet.

Operating Expenses

Our operating expenses for the three month period ended June 30, 2014 were $111,563 compared to $73,055 for the comparable 2013 period.  Operating expenses have increased during the current period due primarily to the legal and accountant costs associated with meeting the Company’s public company financial reporting obligations.

Other Income/Expenses

Other income for the three month period ended June 30, 2014 was $22,512, as compared to other income of $14,601 for the three month comparable period ending June 30, 2013. Other income/expense represents non-operating income/ expense from sources other than our subscriber base.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Results of Operations for the Six-Months ended June 30, 2014 compared to June 30, 2013

	For the Six-Months Ended June 30,
	2014	2013
Revenues (net)	$268,873	$292,047
Operating expenses
Cost of Goods Sold	145,993	165,239

General, selling and administrative expenses	128,207	82,823
Salaries and Wages	157,233	52,953
Depreciation	7,471	6,045
Total operating expenses	292,911	141,821
Loss from operations	(170,031)	(15,013)
Other income (expense):
Interest income (expense)	(31,439)	-
Gain (loss) on derivative liability	27,339	-
Other income (expense)	20,767	15,801
Total other income (expense)	16,667	15,801
Net loss	$(153,364)	$788

Net Income/Loss

Net loss for the six-month period ended June 30, 2014 was $(153,364), compared to a net income of $788 for the six-month period ended June 30, 2013. Our net loss for the current period is primarily due to expenses at the corporate level incurred since the reverse merger, along with the variances that arise from a period-over-period increase in cost of goods sold, partially offset by a gain on derivative liability and an increase in other income.

Revenue

Our revenue for the six month period ended June 30, 2014 was $268,873 as compared to $292,047 for the comparable period for 2013.  The decrease in our revenues is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the six month period ended June 30, 2014 was $122,880 as compared to $126,808 for the six month period ended June 30, 2013. The decrease in gross income over the comparative period represents a 3% change and can be attributed primarily to decreasing revenues offset slightly by higher margins from internet customers.

Operating Expenses

Our operating expenses for the six month period ended June 30, 2014 was $292,911 compared to $141,821 for the comparable 2013 period. The increase in our operating costs for the current period is primarily a result of $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.  The compensation was accrued on the financial books of the Company until such as time as we are able to make the payments.  Additionally, operating expenses have increased during the current period due to the legal and accountant costs associated with meeting the Company’s public company financial reporting obligations.

Other Income/Expenses

Other income for the six month period ended June 30, 2014 was $16,667, as compared to other income of $15,801for the six month comparable 2013 period. Other income/expense represents non-operating income/expense from sources other than our subscriber base.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Liquidity and Capital Resources

	June 30,	December 31,	Change
	2014	2013
Cash	$64,753	$11,214	$53,539
Total Current Assets	98,613	58,558	40,055
Total Assets	264,632	227,990	36,642
Total Current Liabilities	348,250	209,992	138,258
Total Liabilities	$348,250	$212,329	$135,921

We had a working capital deficit of $266,599 as of June 30, 2014. At June 30, 2014, our current assets were $98,613, which consisted of $64,753 in cash, $30,581in accounts receivable and $3,279 other current assets. Our current liabilities were $348,250, which consisted of $85,900 of accounts payable, $151,087 of accrued expenses, convertible notes payable (net) of $105,500 and $5,763 of current portion of long-term debt.  The accrued expenses include $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.

Net cash used by operating activities for the six month period ended June 30, 2014 was $(28,335) as compared to net cash used of $(142,128) for the six month period ended June 30, 2013. The change in cash used in operating activities was not material after eliminating the effects of accrued compensation, $100,000, and $(27,339), related to convertible notes.

Net Cash provided by financing activities was $106,885 for the period ended June 30, 2014, as compared to $11,028 for the comparable 2013 period. Cash flow provided by financing operations in the current period is attributed primarily to proceeds from convertible debt of $105,500.  We intend to continue to generate cash flows from financing activities through debt and, or equity financing as needed to fulfill our business plan.

At June 30, 2014, we had convertible debt financing from an unrelated third party in the aggregate amount of $105,500.  These funds are used in the short term to pay the expenses of being a public company and conducting business in that regard.  As indicated above, the Company will need to secure additional short term funding to continue to conduct business until a significant funding of debt or equity financing,  estimated to be $500,000, can be obtained.  This significant funding will allow us to make cable system acquisitions, as per our business plan, which would provide a cash flow from operations, enabling us to support our corporate activities, and develop an Internet streaming video channel dedicated solely to medical marijuana business opportunities and legal, technical, and lifestyle issues. Our inability to obtain sufficient funding will have a material adverse effect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no commitments for future capital expenditures that were material at June 30, 2014.

WWA Group has no defined benefit plan or contractual commitment with any of its officers or directors.

WWA Group had no lines of credit or other bank financing arrangements as of June 30, 2014.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2014, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

On April 25, 2014, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we sold an 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note 4”). The Note 4 has a maturity date of January 29, 2015, and is convertible into our common stock, par value $0.001 per share (the “Common Stock”) at the Variable Conversion Price.  The “Variable Conversion Price” shall mean 56% multiplied by the Market Price (representing a discount rate of 44%). For purposes of the Note 4, “Market Price” means the average of the lowest three (3) Trading Prices from the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note 4 will be unrestricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

Upon conversion of the Note 4 in whole or in part, we will be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note 4 will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days.  The purchase and sale of the Note 4 closed on April 15, 2014, the date that the purchase price was received by us.

On April 29, 2014, $15,000 of principal associated with a previously issued convertible note was converted into 5,769,231 shares of our common stock.  On May 6, 2014, $17,500 of principal and $1,300 of accrued interest associated with that convertible note was converted into 8,545,455 shares of our common stock.  All of the convertible note and related accrued interest has been converted into common stock.

On May 15, 2014, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we sold an 8% Convertible Promissory Note in the original principal amount of $37,500 (the “Note 5”). The Note 5 has a maturity date of February 19, 2015, and is convertible into our common stock, par value $0.001 per share (the “Common Stock”) at the Variable Conversion Price.  The “Variable Conversion Price” shall mean 56% multiplied by the Market Price (representing a discount rate of 44%). For purposes of the Note 5, “Market Price” means the average of the lowest three (3) Trading Prices from the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note 5 will be unrestricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

Upon conversion of the Note 5 in whole or in part, we will be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note 5 will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days.  The purchase and sale of the Note 5 closed on May 15, 2014, the date that the purchase price was received by us.

In May 2014, we issued an aggregate of 2,000,000 shares of our 2014 Series A Preferred Stock to Tom Nix and Stephen Spencer, both of whom are officers and directors of the Company (the “Series A Preferred Holders”) in exchange for $2,000 and other good and valuable consideration. Based on the representation and warranties provided by the Series A Preferred Holders, the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, due to the fact that the Series A Preferred Holders are affiliates of the Company and are familiar with our operations.

Further, in May 2014, we agreed to issue an aggregate of 1,000,000 shares of our 2014 Series A Preferred Stock to Brad Lane (“Lane”) as consideration for license rights to Cannabis Planet Productions (“CPP”), Cannabis Planet TV (“CPTV”). Based on the representation and warranties provided by Lane, the issuance of the 2014 Series A Preferred Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

WWA Group, Inc.

Date

/s/ Tom Nix__________

August 1, 2014

By: Tom Nix

Its: Chief Executive Officer

/s/ Stephen Spencer_____

August 1, 2014

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

3.2*

Bylaws of WWA Group adopted on November 12, 1996 (incorporated herein by reference from the Form 1

SB-2filed with the Commission on December 26, 2007).

10.1*

Stock Exchange Agreement between WWA Group and World Wide Auctioneers, Inc. dated August 5, 2003 (incorporated herein by reference from the Form 8-K filed with the Commission on August 25, 2003).

10.2*

Purchase Agreement between World Wide Auctioneers, Ltd., Geoffrey Greenless and Crown Diamond Holdings, Inc. dated June 30, 2006 (incorporated herein by reference from the Form 8-K filed with the Commission on July19, 2006).

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

†Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.