Form 10-Q
period 2014-09-30
WWA GROUP INC
filed 2014-10-27
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 þ      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2014.

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

Yes þ   No o.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate

Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

registrant was required to submit and post such files). Yes þ   No o.

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

Exchange Act): Yes o  No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  As of September 30, 2014, the issuer has 159,503,664 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (audited)

Condensed Unaudited Consolidated Statements of Income for the three month and nine month periods ended

 September 30, 2014 and 2013

Condensed Unaudited Consolidated Statements of Cash Flows for the three month and nine month periods ended

 September 30, 2014 and 2013

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “WWA Group”, “we,” “our,” and “us” refer to WWA Group, Inc., a Nevada corporation, unless otherwise indicated.  The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

WWA Group, Inc.
Condensed Balance Sheets
(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$35,925	$11,214
Accounts Receivable	27,151	32,311
Prepaid Expenses	-	10,500
Other current assets	3,717	4,533

Total current assets	66,793	58,558
Property and Equipment (net)	161,879	169,432

Total Assets	$228,672	$227,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	104,069	78,102
Accrued expenses	156,362	60,574
Convertible notes payable (net)	90,944	65,000
Current portion of long term debt	3,813	6,316

Total current liabilities	355,188	209,992

Long term debt	-	2,337

Total liabilities	$355,188	$212,329

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
2,000,000 shares issued and outstanding	2,000	-
Common stock, $0.001 par value, 800,000,000 shares authorized;
134,661,742 and 100,000,000 shares respectively issued and outstanding	134,661	100,000
Additional paid-in capital	181,676	154,253
Retained earnings	(331,205)	(124,944)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	(126,516)	15,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,672	$227,990

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues:
Revenue from Cable/Internet sales	$136,835	$202,147	$405,708	$494,194
Total net revenues	136,835	202,147	405,708	494,194

Cost of Goods Sold	91,095	154,284	237,088	319,523

Gross Income	45,740	47,863	168,620	174,671
Operating expenses:
General, selling and administrative expenses	59,524	29,001	187,731	111,824
Salaries and wages	32,524	29,134	189,757	82,087
Depreciation	4,142	3,033	11,613	9,078

Total operating expenses	96,190	61,168	389,101	202,989

Income (loss) from operations	(50,450)	(13,305)	(220,481)	(28,318)

Other income (expense)
Interest income (expense)	(20,100)	(299)	(51,539)	(299)
Gain (loss) on derivative liability	17,831	-	45,170	-
Other income (expense)	(179)	4,526	20,588	20,327

Total other income (expense)	(2,448)	4,227	14,219	20,028

Income (loss) before income tax	(52,898)	(9,078)	(206,262)	(8,290)

Provision for income taxes			-	-

Net income (loss)	$(52,898)	$(9,078)	$(206,262)	$(8,290)

Basic income (loss) per share	$-	$-	$-	$-
Diluted income (loss) per share	$-	$-	$-	$-
Weighted average shares - Basic	129,498,284	99,619,565	120,663,110	99,208,791
Weighted average shares - Diluted	129,498,284	99,619,565	120,663,110	99,208,791

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(206,262)	$(8,290)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	11,613	9,077
Ammortization of discount	10,444	-
(Gain) Loss on re-measurement of derivative	(45,170)	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	5,160	(1,403)
Prepaid Expenses	10,500	-
Other current assets	816	(62,447)
Increase (decrease) in:
Accounts Payable	25,967	4,178
Accrued Expenses	144,771	(117,382)
Note Payable	-	32,500
Net Cash Provided (Used) in Operating Activities	(42,161)	(143,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,060)	(412)
Net Cash Provided (Used) by Investing Activities	(4,060)	(412)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long term debt	-	(1,422)
Increase in long term debt	-	11,028
Preferred stock issued for cash	2,000	-
Proceeds from convertible debt	105,500	-
Net Cash Provided by Financing Activities	107,500	9,606

Long-term debt reclassified to short-term	(8,653)	-
Effect of recapitalization	-	(14,648)
Forgiveness of debt	-	137,253
Convertible debt discount	(15,000)	-
Common stock redeemed for accounts payable	(18,000)	-
Common stock issued for services		18,000
Common stock issued for debt	5,085	-

NET INCREASE IN CASH	24,711	6,032

CASH AT BEGINNING OF PERIOD	11,214	18,422

CASH AT END OF PERIOD	$35,925	$24,454

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Notes to Condensed Financial Statements

September 30, 2014 and 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the Company’s convertible debt.  At September 30, 2014 the Company the balance of the derivative liability was $4,681.

NOTE 5 – CONVERTIBLE DEBT

On August 19, 2013, (Note 1), October 7, 2013, (Note 2), March 11, 2014 (Note 3), April 25, 2014 (Note 4) and May 19, 2014 (Note 5) the Company issued promissory notes in the amounts of $32,500, $32,500, $15,000, $53,000, and $37,500 respectively, to an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balances into shares of the Company’s common stock with a discount off the market price at the time of conversion.  Notes 1 and 2 and related accrued interest were previously converted into shares of the Company’s common stock.

On September 15, 2014, $10,000 of principal associated with Note 3 was converted into 6,250,000 shares of the Company’s common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

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

·     Summit Digital installed a sophisticated CCTV monitoring system for the community of McBain, Michigan, allowing continuous surveillance of key commercial and road areas.  A web-based backbone permits data storage by Summit Digital as well as monitoring by the State Police.  The system is designed to facilitate rapid response in emergencies and to provide vital evidence and understanding in criminal and other incidents.  Summit Digital is compensated by an installation fee and will receive a long term monthly fee for managing the system.  Similar systems will be offered to other municipalities within Summit Digital’s service footprint.

·     Summit Digital installed a web-based system for a major dairy farm, allowing the farm operators to continuously monitor operations and provide remote control for their robotic milkers.

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

Subscriber Base

As of September 30, 2014, Summit Digital serves 713 subscribers in the States of Oklahoma and Michigan, with an average monthly billing of approximately $60.

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

As of this date we have been unable to raise sufficient funds to proceed with our plans to develop and produce the Cannabis Planet TV programming.  We continue to look for funding in this regard, but are uncertain about the future of this venture.

Results of Operations

During the three and nine month periods ended September 30, 2014, WWA Group operated as a multi system operator in Michigan and Oklahoma through Summit Digital, Inc.

Results of Operations for the Three-Months ended September 30, 2014 compared to September 30, 2013

	For the Three-Months Ended September 30,
	2014	2013
Revenues (net)	$136,835	$202,147
Operating expenses
Cost of Goods Sold	91,095	154,284

General, selling and administrative expenses	59,524	29,001
Salaries and Wages	32,524	29,134
Depreciation	4,142	3,033
Total operating expenses	96,190	61,168
Loss from operations	(50,450)	(13,305)
Other income (expense):
Interest income (expense)	(20,100)	(299)
Gain (loss) on derivative liability	17,831	-
Other income (expense)	(179)	4,526
Total other income (expense)	(2,448)	4,227
Net loss	$(52,898)	$(9,078)

Net Income/Loss

Net loss for the three-month period ended September 30, 2014 was $(52,898), compared to a net loss of ($9,078) for the three month period ended September 30, 2013. Our net loss for the current period is primarily due to expenses at the corporate level incurred since the reverse merger, along with the variances that arise from a period-over-period increase in cost of goods sold, partially offset by a gain on derivative liability.

Revenue

Our revenue for the three month period ended September 30, 2014 was $133,835 as compared to $202,147 for the comparable period for 2013.  The decrease in our revenues is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the three month period ended September 30, 2014 was $45,740 as compared to $47,863 for the three month period ended September 30, 2013. As a percentage of sales, gross income went from 24% of sales to 34%.  The increase in gross income as a percent of sales over the comparative period can be attributed to the customer base moving from the higher cost of goods sold of cable to the lower cost of goods sold of internet service.

Operating Expenses

Our operating expenses for the three month period ended September 30, 2014 were $96,190 compared to $61,168 for the comparable 2013 period.  Operating expenses have increased during the current period due primarily to the legal and accounting costs associated with meeting the Company’s public company financial reporting obligations.

Other Income/Expenses

Other expense for the three-month period ended September 30, 2014 was $2,448, as compared to other income of $4,227 for the three-month comparable period ending September 30, 2013. Other income or expense represents non-operating income or expense from sources other than our subscriber base.  Other expense in the current period includes $20,100 of interest expense related primarily to the calculation of the derivative liability on convertible notes offset partially by the $17,831gain from revaluation of the derivative.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Results of Operations for the Nine-Months ended September 30, 2014 compared to September 30, 2013

	For the Nine-Months Ended September 30,
	2014	2013
Revenues (net)	$405,708	$494,194
Operating expenses
Cost of Goods Sold	237,088	319,523

General, selling and administrative expenses	187,731	111,824
Salaries and Wages	189,757	82,087
Depreciation	11,613	9,078
Total operating expenses	389,101	202,989
Loss from operations	(220,481)	(28,318)
Other income (expense):
Interest income (expense)	(51,539)	(299)
Gain (loss) on derivative liability	45,170	-
Other income (expense)	20,588	20,327
Total other income (expense)	14,219	20,028
Net loss	$(206,262)	$(8,290)

Net Loss

Net loss for the nine-month period ended September 30, 2014 was $206,262, compared to a net loss of $8,290 for the nine-month period ended September 30, 2013. Our net loss for the current period is primarily due to expenses at the corporate level incurred since the reverse merger, and an accrued expense of $100,000 for wages, for corporate officers.

Revenue

Our revenue for the nine-month period ended September 30, 2014 was $405,708 as compared to $494,194 for the comparable period for 2013.  The decrease in our revenues is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the nine-month period ended September 30, 2014 was $168,620 as compared to $174,671 for the nine month period ended September 30, 2013. The decrease in gross income over the comparative period represents a 3% change, while gross income as a percentage of revenues increased from 35% to 41%. and can be attributed primarily to decreasing revenues offset slightly by higher margins from internet customers.

Operating Expenses

Our operating expenses for the nine-month period ended September 30, 2014 was $389,101 compared to $202,989 for the comparable 2013 period. The increase in our operating costs for the current period is primarily a result of $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.  The compensation was accrued on the financial books of the Company until such as time as we are able to make the payments.  Additionally, operating expenses have increased during the current period due to the legal and accountant costs associated with meeting the Company’s public company financial reporting obligations.

Other Income/Expenses

Other income for the nine-month period ended September 30, 2014 was $14,219, as compared to other income of $20,028 for the nine month comparable 2013 period. Other income/expense represents non-operating income/expense from sources other than our subscriber base.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Liquidity and Capital Resources

	September 30,	December 31,	Change
	2014	2013
Cash	$35,925	$11,214	$24,178
Total Current Assets	66,793	58,558	8,235
Total Assets	228,672	227,990	682
Total Current Liabilities	355,188	209,992	145,196
Total Liabilities	$355,188	$212,329	$142,859

We had a working capital deficit (current assets minus current liabilities) of $288,395 as of September 30, 2014. At September 30, 2014, our current assets were $66,793, which consisted of $35,925 in cash, $27,151in accounts receivable and $3,717in other current assets. Our current liabilities were $355,188, which consisted of $104,069 of accounts payable, $156,362 of accrued expenses, convertible notes payable (net) of $90,944 and $3,813 of current portion of long-term debt.  The accrued expenses include $50,000 in compensation granted to each of our officers, for a total of $100,000, on January 2, 2014.

Net cash used by operating activities for the nine-month period ended September 30, 2014 was $42,161 as compared to net cash used of $142,128 for the nine month period ended September 30, 2013. The change in cash used in operating activities was not material after eliminating the effects of accrued compensation, $100,000, and $27,339, related to convertible notes.

Net Cash provided by financing activities was $107,500 for the period ended September 30, 2014.  Cash flow provided by financing operations in the current period is attributed primarily to proceeds from convertible debt of $105,500.  We intend to continue to generate cash flows from financing activities through debt and, or equity financing as needed to fulfill our business plan.

At September 30, 2014, we had convertible debt financing from an unrelated third party in the aggregate net amount of $90,944.  These funds are used in the short term to pay the expenses of being a public company and conducting business in that regard.  As indicated above, the Company will need to secure additional short term funding to continue to conduct business until a significant funding of debt or equity financing,  estimated to be $500,000, can be obtained.  This significant funding will allow us to make cable, and or internet system acquisitions, as per our business plan, which would provide a cash flow from operations, enabling us to support our corporate activities, and develop an Internet streaming video channel dedicated solely to medical marijuana business opportunities and legal, technical, and lifestyle issues. Our inability to obtain sufficient funding will have a material adverse effect on our ability to generate revenue and our ability to continue operations.

WWA Group does not intend to pay cash dividends in the foreseeable future.

WWA Group had no lines of credit or other bank financing arrangements as of September 30, 2014.

WWA Group has no current plans for the purchase or sale of any plant or equipment.

WWA Group has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2014, WWA Group has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2014, $10,000 of principal associated with a previously issued convertible note was converted into 6,250,000 shares of our common stock.  On October 13, 2014 the remaining $5,000 of the previously issued note and $600 of related accrued interest was converted into 6,432,782 shares of our common stock.

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

WWA Group, Inc.

Date

/s/ Tom Nix

October 24, 2014

By: Tom Nix

Its: Chief Executive Officer

/s/ Stephen Spencer

October 24, 2014

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