Form 10-K
period 2014-12-31
WWA GROUP INC
filed 2015-03-27
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to   .

Commission file number: 000-26927

WWA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	77-0443643 (IRS Employer Identification No.)

107 W. Bridge St., Portland, MI 48875

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (855) 410-8509

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

 Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates was $330,947 based on the closing price for that day.

At March 26, 2015 there were 374,201,110 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

14

Item 4.

Mine Safety Disclosures

14

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities15

Item 6.

Selected Financial Data

17

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

18

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 8.

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

22

Item 9A.

Controls and Procedures

22

Item 9B.

Other Information

22

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

24

Item 11.

Executive Compensation

26

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

27

Item 13.

Certain Relationships and Related Transactions, and Director Independence

28

Item 14.

Principal Accountant Fees and Services

28

PART IV

Item 15.

Exhibits, Financial Statement Schedules

29

Signatures

30

PART I

ITEM 1.

BUSINESS

As used herein the terms “WWA Group,” “we,” “our,” and “us” refer to WWA Group, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

Recent Activities

On January 21, 2015 we enter into a Share Exchange Agreement (“Agreement”) with AllCom, a Nevada corporation. The event was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 26, 2015. Under the Agreement we will acquire all of the issued and outstanding stock of Genie Gateway (“Genie”) for a combination of our common and preferred stock.  Genie is a California corporation and the wholly owned subsidiary of AllCom.

The Agreement provides that AllCom will exchange 100% of the issued and outstanding common shares of Genie for a combination of our common stock and a Series B Preferred Stock, will be created in connection with the transaction.  The combination of the newly issued securities will constitute ninety-seven percent (97%) voting control of our issued and outstanding capital stock.  The Agreement further provides for the appointment of four new members to our board of directors while one current member of the board will resign.  The transaction is subject to the parties meeting certain conditions precedent to closing.

AllCom is a developer of proprietary hardware and software solutions integrating telecommunications, electronic banking and the internet.

Genie Gateway is a unified communications and payment processing platform blending business products and services - traditionally purchased from multiple vendors - into one seamless service.

On January 30, 2015 we entered into a new Share Exchange Agreement (“New Agreement”) with AllCom. The New Agreement supersedes and replaces the Agreement executed on January 21, 2015.  The New Agreement extends the final date for a closing to March 16, 2015 along with the modification of certain terms and conditions.  The New Agreement was filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on February 4, 2015.

On March 16, 2015, we entered into a First Amendment to the Agreement (the “Amendment”), wherein we agreed to extend the proposed closing date for the transaction to April 17, 2015, in exchange for a cash payment of $15,000.  We have agreed to utilize the cash payment towards completing and filing this annual report on Form 10-K for our fiscal year ended December 31, 2014.  A copy of the Amendment is attached as an Exhibit to a Current Report on Form 8-K filed with the Commission on March 23, 2015.

Termination of Certain License Rights.

Effective May 28, 2014, we entered into a License Acquisition Agreement with Brad Lane (“Lane”), pursuant to which we agreed to license certain rights to Cannabis Planet Productions (“CPP”), Cannabis Planet TV (“CPTV”) hereinafter the “License”. The License required the parties to meet certain additional obligations, which were not completed during the time frame established under the License. Lane defaulted under the License and on December 1, 2014, we sent a notice of termination of the License to Lane, which terminated the License and cancelled all obligations related thereto.

Organizational Background

We were incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.” On April 9, 1998, we changed our name to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000. On August 8, 2003, we acquired World Wide Auctioneers, Ltd. (“World Wide”) a British Virgin Island registered company and changed our name to “WWA Group, Inc.”

On July 12, 2012 we enter into a Share Exchange Agreement (“Agreement”), subject to shareholder approval, to acquire all of the issued and outstanding shares of Summit Digital, Inc. (“Summit”) from Summit Digital Holdings, Inc. in exchange for shares of our common stock. The Agreement provided that Summit would exchange 100 shares or 100% of the issued and outstanding shares of Summit for 99,000,000 shares of our Common Stock, par value $001 per share. The Agreement further provided for the appointment of two new members to our board of directors, the appointment of new executive officers and the resignation of one director.

On May 10, 2013, we held a Special Meeting of our shareholders to consider the terms and conditions of the Agreement in connection with (1) the acquisition of Summit as a wholly owned subsidiary and (2) an amendment to our articles of incorporation that would increase the number of authorized common shares to 250,000,000, par value $0.001 per share. A third proposal that would authorize the board of directors to adjourn the Special Meeting in the event insufficient votes were cast in respect to proposals 1 and 2 was approved by our shareholders, although no action was necessary since all proposals were approved by those shareholders holding a majority of our issued and outstanding shares.

The amendment to our articles of incorporation to increase the number of authorized common shares was accepted by the Nevada Secretary of State on May 24, 2013. On June 5, 2013, we authorized the issuance of 99,000,000 shares of our restricted common stock to Summit thereby completing the acquisition of Summit as our wholly owned subsidiary.

On October 7, 2013, by the written consent of the holders of a majority of our voting stock, our Board of Directors approved resolutions authorizing  (1) Amended and Restated Company’s Articles of Incorporation that: (a) change our name to Summit Digital, Inc., (b) increase our authorized capital stock from 250,000,000 shares to, 900,000,000 shares, consisting of (i) 800,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock") and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"), issuable in one or more series as our Board of Directors may authorize from time to time, and (c) provide for a super-majority vote requirement of not less than 75% of our Common Stock on certain corporate matters.

Under the rules of the Securities and Exchange Commission, the above actions cannot become effective until at least 20 days after an Information Statement relating to the above matters has been distributed to the stockholders of the Company. The record date for determining those shareholders entitled to receive the Information Statement was the close of business on October 29, 2013 (the “Record Date”).  On the Record Date, we had outstanding 123,841,922 shares of Common Stock issued and outstanding.  Pursuant to disclosure contained in the Information, the above actions were to have taken effect on or about November 30, 2013.  All of the foregoing resolutions have been implemented accept for the change of our name from WWA Group, Inc. to Summit Digital, Inc.  The reason the name change has not yet taken effect is because Financial Industry Regulatory Authority (“FINRA”) did not timely accept our request to change the name of the Company and related trading symbol.  As a result, we have withdrawn our request to FINRA to approve the change of name of the Company and assignment of new trading symbol and we will continue to operate under WWA Group, Inc. and our trading symbol WWAG until such time as we determine to resubmit our request to FINRA.  Our board of directors reserves the right to make a submission to FINRA as such time as it may deem to be appropriate.

The Company

Introduction

Our operations are conducted through Summit Digital, Inc. (“Summit”).  Summit was originally incorporated in the State of Nevada on April 21, 2009.  On June 7, 2011, Summit changed its corporate domicile from Nevada to Wyoming.  The share exchange between WWA Group and Summit was accepted by the WWA Group shareholders on June 10, 2013.  WWA Group remains the name of the Company, while our cable operations are conducted through Summit.  Summit is a multi-system operator (MSO) providing cable TV, broadband Internet, voice telephony and related services to rural communities in the United States.

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

•

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

Subscriber Base

We currently serve 591 subscribers in the states of Oklahoma and Michigan, with an average monthly billing of approximately $37,000.  Our billings have declined over the past year due to the termination of certain non-profitable cable systems.

2013 Business

We were granted a franchise and have completed the first phase of a new cable system in McBain, Michigan.  This project calls for the installation of cable TV, Broadband Internet and telephone services passing 550 homes, and an industrial complex with several business and potential for expansion.  We have completed installations for the McBain school district and the Munson Medical Clinic, and a closed circuit camera system for downtown McBain.  We have also started a system build out in Marion, Michigan using company cash flows.

2014 Business

We completed the first phase of the build out for wireless internet service for Marion, Michigan.  We have continued to grow our surveillance camera system in McBain, Michigan.  We have also added more sophisticated technology to our towers allowing for more wireless internet speed and coverage for the surrounding areas.  In addition we have pulled new fiber optics in the Leroy area increasing our ability to serve a better product to our existing subscriber base.

We also opened a new office in Portland Michigan.

Proposed Expansion

We are aggressively pursuing expansion opportunities:

•

We are working with the Federal Government to obtain stimulus funding which would allow us to construct high speed internet service and to be a last mile provider for the underserved rural market.

•

We will begin phase 2 of the Marion, Michigan build out within the next three months.

•

We are currently under negotiations to purchase two wireless internet providers in close proximity to our Tulsa, Oklahoma systems.

We hope to complete these expansion opportunities during 2015, though there is no assurance that all or any of these will be completed.

Our target remains at 100,000 total subscribers within three years, which we believe is a conservative estimate of potential, provided that adequate financing can be obtained.  Per-subscriber billing in the systems we have targeted, typically based only on cable TV services, is under $50/month.  We intend to increase this to a level close to the national average of $128/month.

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

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We have no patents, trademarks, concessions, or labor contracts.

Employees

We have no full time employees.  Tom Nix and Stephen Spencer, our officers and directors, manage our business. Management also uses consultants, attorneys and accountants as necessary to complement services rendered by our officers. Our cable operations side of our business has two full time employees and two part time employees.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended December 31, 2014 and 2013, we had net losses of approximately $317,213 and $88,976 respectively.  The independent auditors’ report issued in conjunction with the financial statements for the years ended December 31, 2014 and 2013 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be sustainable and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred losses since inception, which have resulted in an accumulated deficit of $442,157 at December 31, 2014. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 2 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

Since inception, we have been able to cover our operating losses from the cash flow from operations.  We do not know if we will be available to cover future operating losses this way. Additionally, we have borrowed funds from available lending sources to cover the costs of being a public company.  If we are unable to continue to borrow adequate funds to meet our periodic reporting obligations that cannot otherwise be paid from our cash flows derived from operations we may not be able to meet our reporting obligations.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

We leased office space in McBain, Michigan for $550 per month on a recurring basis through May, 2014.  Beginning April 1, 2014 we lease office space for our operations in Portland, Michigan for $550 per month on a month to month basis.

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

Market Prices
Year	Quarter Ended	High	Low
2014	December 31	< $0.00	< $0.00
	September 30	< $0.00	<$0.00
	June 30	$0.01	< $0.00
	March 31	$0.02	$0.01
2013	December 31	$0.5	$0.02
	September 30	$0.02	$0.01
	June 30	$0.05	$0.02
	March 31	$0.07	$0.01

Capital Stock

The following is a summary of the material terms of our capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

(b) Holders

As of March 26, 2015, there were 893 shareholders of record holding 374,201,110 fully paid and non-assessable shares of common stock, par value $0.001 per share, of our 800,000,000 shares of common stock authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders since shares of our outstanding common stock are held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

In January 2014, we issued, in two separate private transactions, an aggregate of 10 million shares of common stock to non-affiliates, in connection with the partial conversion of a promissory note issued by us, pursuant to two separate cancellation of debt in exchange for stock agreements. Under these agreements, a total of $1,000 of the existing debt was cancelled by the issuance of such shares, a conversion price of $.0001 per share.

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

The 2014 Series A Preferred Stock consists of 4,000,000 shares, $0.001 par value. A summary of the powers, preferences, rights, qualifications, limitations, and restrictions is below and qualified in its entirety to the complete description set forth in the Designation of Rights, Preferences, and Privileges for the 2014 Series A Preferred Stock of WWA Group, Inc, as filed with the Secretary of State of the State of Nevada on May 8, 2014.

1. Liquidation.  In the event of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Corporation, the holders of the 2014 Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus, or earnings, an amount in cash equal to $0.01 per share.  No distribution shall be made on the 2014 Series A Preferred Stock by reason of any voluntary or involuntary liquidation (whether complete or partial), dissolution, or winding up of the Corporation unless each holder of any Common Stock shall have received all amounts to which such holder shall be entitled.

2. Voting Rights.  The holders of the 2014 Series A Preferred Stock shall be entitled to 250 votes per shares of 2014 Series A Preferred Stock and to vote with the Common Stock of the Corporation on all matters submitted to a vote of Common Stockholders for all purposes. Except as otherwise provided herein or by the laws of the State of Nevada, the holders of the 2014 Series A Preferred Stock and Common Stockholders shall vote together as one class on all matters submitted to shareholder vote of the Corporation.

3. Subordination.  Any redemption hereunder shall be subordinated to payment in full of all Senior Debt.

4. Dividends.  The holder of the 2014 Series A Preferred Stock shall have the right to receive dividends, in equal amounts per share, as are declared on the Corporation’s Common Stock by the board of directors of the Corporation.

5. No Conversion. The shares of the 2014 Series A Preferred Stock are not convertible into any other securities of the Corporation.

6. Redemption.  Subject to the requirements and limitations of the corporation laws of the state of Nevada, the Corporation shall have the voluntary right to redeem up to 100 percent (100%) of the shares of the 2014 Series A

Preferred Stock outstanding at any time after two (2) years from the date of issuance pursuant to written notice of redemption given to the holders thereof on not less than 30 days, specifying the date on which the 2014 Series A Preferred Stock shall be redeemed (the "Redemption Date"). The redemption price for each share of 2014 Series A Preferred Stock outstanding shall be $0.01 per share plus any unpaid dividends, if applicable, on such share as of the Redemption Date (the "Redemption Price").  The Redemption Price shall be paid in cash.

On August 19, 2013, (Note 1), October 7, 2013, (Note 2), March 11, 2014 (Note 3), April 25, 2014 (Note 4) and May 19, 2014 (Note 5) we entered into Securities Purchase Agreement with Asher Enterprises, Inc. pursuant to which we sold to Asher 8% Convertible Promissory Notes in the original principal amounts of $32,500, $32,500, $15,000, $53,000, and $37,500 respectively, (the “Notes”). The Notes have nine month terms and are convertible into our common stock, par value $0.001 per at a Variable Conversion Price.  The “Variable Conversion Price” means 51% multiplied by the Market Price (representing a discount rate of 49%). For purposes of the Notes, “Market Price” means the average of the lowest three (3) Trading Prices from our Common Stock during the thirty (30) Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date.  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Notes in whole or in part, we are be obligated to deliver the conversion stock to the holder within three (3) business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Notes will result in certain penalties depending on the time of pre-payment, and will not be allowed after 120 days

Through December 31, 2014 the principle and accrued interest related to Note 1, Note 2 and Note 3 along with $49,265 of principle related to Note 4 had been converted into 132,917,011 shares of common stock.

Through January 31, 2015 the remaining principle and the accrued interest related to Note 4 and $12,580 of principle related to Note 5 has been converted into 108,441,177 shares of common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

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

Discussion and Analysis

Our plan of operation over the next twelve months is to continue as a multi-system operator that provides cable television, high speed internet and related services to rural communities in the United States. We will require a minimum of $500,000 in additional debt or equity funding in the next twelve months to pursue our business plan, the majority of which amount will be focused on expanding the cable and internet business by acquiring existing operations. Such financing is not currently committed and there can be no assurance that such financing will be available within the next twelve months.

Results of Operations

The results of operations for the years ended December 31, 2014 and 2013 present the expenses associated with the public entity and the revenue and expenses associated with our cable and Internet operations in Michigan, and Oklahoma.

	For the Year Ended December 31,
	2014	2013
Revenues (net)	$524,163	$627,806
Operating expenses
Cost of Goods Sold	309,644	371,788

General, selling and administrative expenses	240,766	229,222
Salaries and Wages	216,723	116,969
Depreciation	15,755	12,111
Total operating expenses	473,244	358,302
Loss from operations	(258,725)	(102,284)
Other income (expense):
Interest income (expense)	(173,199)	(1,712)
Gain (loss) on derivative liability	90,118	-
Other income (expense)	24,593	15,020
Total other income (expense)	(58,488)	13,308
Net loss	$(317,213)	$(88,976)

Net Income (Loss)

Net loss for the year ended December 31, 2014, was $317,213 as compared to net loss of $88,976 for the year ended December 31, 2013. The increase in net loss is primarily due to the increase in costs for attorneys, auditors, transfer agents and consultants related to our ongoing filing and reporting requirements. Additionally, we incurred substantial interest charges related to the derivative liability calculated on our convertible notes.

Revenue

Our revenue for the year ended December 31, 2014 was $524,163 as compared to $627,806 for the comparable period for 2013.  The decrease in revenue of $103,643, 16%, is a result of discontinued cable service in Oklahoma due to lack of profitability.

Gross Income

Gross income for the year ended December 31, 2014 was $214,519 as compared to $256,018 for the year ended December 31, 2013. The decrease in gross income over the comparative period of 41,499 represents a 16% change, while gross income as a percentage of revenues remained consistent at 41%. The decrease in gross income can be attributed primarily to the discontinued cable services in Oklahoma.

Operating Expenses

Operating expenses increased from $358,302 for the year ended December 31, 2013 to $473,244 for the year ended December 31, 2014. The increase of $115,042, 32%, over the comparative period can be primarily attributed to accrued officer wages of $100,000 recorded on our books in January 2014.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2014 was ($58,488) of expense as compared to $13,308 of income for the year ended December 31, 2013. The increase in expenses of $71,796, 539%, year over year is related to interest expense from recording the derivative liability offset somewhat by the gain recorded from reevaluation of the derivative liability during the current period and one-time accounting adjustments of $16,000.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

	December 31,	December 31,	Change
	2014	2013
Cash	$11,833	$11,214	$619
Total Current Assets	39,431	58,558	(19,157)
Total Assets	197,168	227,990	(30,822)
Total Current Liabilities	328,088	209,992	118,096
Total Liabilities	$328,088	$212,329	$110,759

We had a working capital deficit of $130,920 as of December 31, 2014.  Current assets of $39,431 consisted of $11,833 in cash, $24,346 in accounts receivable and $3,252 in other current assets. Our current liabilities were $328,088 comprised of $110,008 in accounts payable, $199,978 in accrued expenses and $18,102 in notes payable.  Our total stockholders’ deficit at December 31, 2014 was $130,920.

Cash flows used in operating activities for the twelve month period ended December 31, 2014, were $200,601 as compared to cash flows used by operating activities for the twelve month period ended December 31, 2013 of $144,179.  Cash items used in operating activities that are not income statement related items, such as general and administrative expenses, include trade accounts receivable, pre-paid expenses, other current assets, accounts payable, and accrued liabilities.  We expect to continue to use cash flows in operating activities throughout 2015.

Cash used in investing activities during 2014 was $4,060 for the purchase of fixed assets.

Cash provided by financing activities during 2014 was $107,500.  The amount contributable to convertible debt was $105,500.  We expect to continue to use cash flows in financing activities in connection with our business.

Our current assets and cash flows from operations are not sufficient to conduct business over the next twelve (12) months. We will seek at least $500,000 in debt or equity financing over the next twelve months to pursue our commitment to growth through acquisitions.  Further, we can give no assurances that we can obtain this funding.  Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain sufficient funding will have an adverse effect on our ability reach our growth goals.

We do not intend to pay cash dividends in the foreseeable future.

We have no commitments for future capital expenditures that were material at December 31, 2014.

We have no defined benefit plan or contractual commitment with any of its officers or directors.

We have no lines of credit or other bank financing arrangements as of December 31, 2014.

We have no current plans for the purchase or sale of any plant or equipment.We have no current plans to make any changes in the number of employees, except in connection with the anticipated expansion through acquisition.

Off Balance Sheet Arrangements

As of December 31, 2014, we had significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2014 and 2013 attached hereto, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Our audited financial statements for the years ended December 31, 2014 and 2013 follow.

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

WWA Group, Inc.

107 W. Bridge St., Portland

MI 48875

We have audited the accompanying consolidated balance sheets of WWA Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

s/d

Pinaki & Associates, LLC

Newark, DE

March 24, 2015

WWA Group, Inc.
Condensed Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$11,833	$11,214
Accounts Receivable	24,346	32,311
Prepaid Expenses	-	10,500
Other current assets	3,252	4,533

Total current assets	39,431	58,558
Property and Equipment (net)	157,737	169,432

Total Assets	$197,168	$227,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	110,008	78,102
Accrued expenses	199,978	60,574
Convertible notes payable (net)	15,765	65,000
Current portion of long term debt	2,337	6,316

Total current liabilities	328,088	209,992

Long term debt	-	2,337

Total liabilities	$328,088	$212,329

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
2,000,000 shares issued and outstanding	2,000	-
Common stock, $0.001 par value, 800,000,000 shares authorized;
241,917,011 and 100,000,000 shares respectively issued and outstanding	241,917	100,000
Additional paid-in capital	180,968	154,253
Retained earnings	(442,157)	(124,944)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	(130,920)	15,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,168	$227,990

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statements of Operations

	Year Ended December 31,
	2014	2013

Net revenues:
Revenue from Cable/Internet sales	$524,163	$627,806
Total net revenues	524,163	627,806

Cost of Goods Sold	309,644	371,788

Gross Income	214,519	256,018
Operating expenses:
General, selling and administrative expenses	240,766	229,222
Salaries and wages	216,723	116,969
Depreciation	15,755	12,111

Total operating expenses	473,244	358,302

Income (loss) from operations	(258,725)	(102,284)

Other income (expense)
Interest income (expense)	(173,199)	(1,712)
Gain (loss) on derivative liability	90,118	-
Other income (expense)	24,593	15,020

Total other income (expense)	(58,488)	13,308

Income (loss) before income tax	(317,213)	(88,976)

Provision for income taxes		-

Net income (loss)	$(317,213)	$(88,976)

Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-
Weighted average shares - Basic	167,434,410	99,408,219
Weighted average shares - Diluted	167,434,410	99,408,219

The accompanying notes are integral part of these financials statements.

WWA Group, Inc.
Condensed Statement of Shareholder's Equity

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Recapital-	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	ization	Deficit	(Deficit)

Balance, December 31, 2012			99,000,000	99,000	-	(99,000)	(35,968)	(35,968)
Stock issued for services			1,000,000	1,000	17,000			18,000
Recapitalization					137,253	(14,648)		122,605
(Loss) for the year ended
December 31, 2013							(88,976)	(88,976)

Balance, December 31, 2013			100,000,000	100,000	$154,253	$(113,648)	$(124,944)	$15,661
Stock issued for cash	2,000,000	2,000						2,000
Stock issued for debt			10,000,000	10,000	(9,000)			1,000
Stock issued for convertible debt			132,917,011	132,917	52,715			185,632
Stock returned for accounts payable			(1,000,000)	(1,000)	(17,000)			(18,000)
(Loss) for the year ended
December 31, 2014							(317,213)	(317,213)

Balance, December 31, 2014	2,000,000	2,000	241,917,011	241,917	$180,968	$(113,648)	$(442,157)	$(130,920)

The accompanying notes are an integral part of these consolidated financial statements.

WWA Group, Inc.
Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(317,213)	$(88,976)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	15,755	12,111
Ammortization of discount	75,474	-
(Gain) Loss on re-measurement of derivative	(90,118)	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	7,965	10,294
Prepaid Expenses	10,500	(10,500)
Other current assets	1,281	(3,033)
Increase (decrease) in:
Accounts Payable	31,906	959
Accrued Expenses	63,849	(130,034)
Note Payable	-	65,000

Net Cash Provided (Used) in Operating Activities	(200,601)	(144,179)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,060)	(12,287)

Net Cash Provided (Used) by Investing Activities	(4,060)	(12,287)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	(3,347)
Increase in long term debt	-	12,000
Preferred stock issued for cash	2,000	-
Proceeds from convertible debt	105,500	-

Net Cash Provided by Financing Activities	107,500	8,653

Long-term debt reclassified to short-term	(8,653)	-
Effect of recapitalization	-	(14,648)
Forgiveness of debt	-	137,253
Convertible debt discount	(100,944)	-
Derivative Liability	168,010
Common stock redeemed for accounts payable	(18,000)	-
Common stock issued for services		18,000
Common stock issued for debt	57,367	-

NET INCREASE IN CASH	619	(7,208)

CASH AT BEGINNING OF PERIOD	11,214	18,422

CASH AT END OF PERIOD	$11,833	$11,214

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The following balance sheets and statements of operations give effect to WWA Group Inc.’s (WWA Group) purchase of all of the outstanding shares of Summit Digital Inc. (Summit Digital), pursuant to their July 12, 2012 share exchange agreement, accepted by the shareholders of WWA Group on June 10, 2013.

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

The balance sheets set forth below represent the combined financial position of WWA Group and Summit Digital as of December 31, 2014 and December 31, 2013, as if the reverse acquisition had occurred on December 31, 2012.  The statements of operations set forth below represent the combined results of operations of WWA Group and Summit Digital, as if the reverse acquisition occurred on the first day of the period presented therein.  We operate our business under the name Summit Digital.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2014 and 2013, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company keeps a very tight credit and collection policy.  Late, or no pays are assessed each month.  Determination of collectability is assessed and service shut off when determination is adverse. Accounts receivable balances are written off immediately after determination has been made. The Company’s accounts receivable was $24,346 and $32,311 at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at December 31, 2014 and 2013.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014 and 2013.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Revenue Recognition

The Company recognizes revenue when goods or services are delivered to and accepted by the customer and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1,940 and $6,539 in advertising expense for the years ended December 31, 2014 and 2013, respectively.

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

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Business Combination

Acquisitions made by the Company are accounted for using acquisition accounting as per ASC 805, Business Combinations.  Under this method, the estimated fair value of assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company’s financial statements from the effective date of the acquisition.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The Company has entered into an exchange agreement with Allcom, a Nevada corporation.  See Note 7, Subsequent Events, for further disclosure of the agreement.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and, or eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 20132:

Office and cable/internet equipment

$   20,967

$    16,907

Internet tower

     11,875

      11,875

Cable plant and head end assets

   175,000

    175,000

Total property and equipment

   207,842

    203,782

Less:  accumulated depreciation

  (50,105)

     (34,350)

Equals:  Property and equipment, net

$ 157,737

$   169,432

Depreciation expense for the years ended December 2013 and 2012 was $15,755 and $12,111 respectively.

NOTE 4 – CONVERTIBLE DEBT

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

Through December 31, 2014 the principle and accrued interest related to Note 1, Note 2 and Note 3 along with $49,265 of principle related to Note 4 had been converted into 132,917,011 shares of common stock.

Through January 31, 2015 the remaining principle and the accrued interest related to Note 4 and $9,920 of principle related to Note 5 has been converted into 92,794,118 shares of common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

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

The Company recognizes the effect of income tax positions only when it is more likely than not that these positions will be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

NOTE 7 - SUBSEQUENT EVENTS

On January 21, 2015 the board of directors of WWA Group, Inc. (the “Company”) directed an officer of the Company to enter into a Share Exchange Agreement (“Agreement”) with AllCom, a Nevada corporation.  The Company will acquire all of the issued and outstanding stock of Genie Gateway (“Genie”) for a combination of the Company’s common and preferred stock.  Genie is a California corporation and the wholly owned subsidiary of AllCom.

The Agreement provides that AllCom will exchange 100% of the issued and outstanding common shares of Genie for a combination of the Company’s common stock and a Series B Preferred Stock, to be created in connection with the transaction.  The combination of the newly issued securities will constitute ninety-seven percent (97%) voting control of all of the issued and outstanding capital stock of WWAG.  The Agreement further provides for the appointment of four new members to the Company’s board of directors while one current member of the board will resign.  The transaction is subject to the parties meeting certain conditions precedent to closing.

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

AllCom is a developer of proprietary hardware and software solutions integrating telecommunications, electronic banking and the internet.

Genie Gateway is a forward-looking unified communications and payment processing platform blending business products and services - traditionally purchased from multiple vendors - into one seamless service.

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified a material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

We identified the following material weakness:

Lack of Appropriate Independent Oversight.  Our board of directors has not provided an appropriate level of oversight of our consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since inception due to the interested nature of those individuals who comprise our board of directors. While this control deficiency did not result in any audit adjustments to our 2014 or 2013 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Positions and Offices
Tom Nix (1)	66	Chief Executive Officer, Director
Stephen Spencer (2)	58	Chief Financial Officer, Director

(1) Effective June 4, 2013, our board of directors appointed Tom Nix as our Chief Executive Officer and as one of our directors.

(2) Effective June 4, 2013, our board of directors appointed Stephen Spencer as our Chief Financial Officer and as one of our directors.

Tom Nix brings to his position management skills with a business background encompassing nearly 30 years of experience. Mr. Nix has been involved in the cable television industry since 1984. Mr. Nix has negotiated cable franchise and private cable television agreements and directed construction and management of the daily operations of cable systems in Florida, Texas, Missouri, Oklahoma, Nevada, Arizona, California and Michigan.   Recently, he sold a number of his Texas and Michigan cable systems to Comcast.  Mr. Nix has also sold cable systems to Time Warner, Dimension, United Satellite, Cox and Prime.    Recognized industry wide, Mr. Nix has been on the board of directors and was cofounder for Telecable, Telecast, VisionComm and Data Cablevision. Mr. Nix attended Macomb College in marketing.

Mr. Nix also serves as the chief executive officer and a director of Summit Digital Holdings, Inc., a significant shareholder.

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

Mr. Spencer also serves as the chief financial officer and a director of Summit Digital Holdings, Inc., a significant shareholder.

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

Board of Directors Committees

Our board of directors consists of two persons and thus we have not established a separate committee.

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.

EXECUTIVE COMPENSATION

The following table provides summary information for 2014, 2013 and 2012 concerning cash and non-cash compensation paid or accrued by us to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	All Other Compensation ($)	Total($)
Tom Nix (1)	2014	$86,000	$-0-	$-0-	$86,000
President and	2013	$30,000	$-0-	$-0-	$30,000
Chief Executive Officer	2012	$30,000	$-0-	$-0-	$30,000

Stephen Spencer (1)	2014	$50,000	$-0-	$15,000	$65,000
Chief Financial Officer	2013	$-0-	$-0-	$29,660	$29,660
	2012	$-0-	$-0-	$2,000	$2,000

(1) Effective June 4, 2013, Mr. Nix and Mr. Spencer were appointed to our board of directors and named executive officers in connection with the issuance of 99,000,000 shares of our common stock to Summit Digital Holdings, Inc.  In connection with the change in control transaction, Mr. Nix was appointed as our President and Chief Executive Officer and Mr. Spencer was appointed our Chief Financial Officer.  Both Nix and Spencer were awarded $50,000 in accrued compensation in 2014.  The accrued compensation will be paid when the funds are available to WWAG.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for fiscal year 2014:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 10, 2015, with respect to (i) all directors; (ii) each person known by us to be the beneficial owner of more than 5% of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Shares Beneficially Owned		Voting Percentage
			Shares	Percentage	(5)(6)
Common	Tom Nix(3)	President, CEO and Director	99,000,000	26.0 (4)	11.3
Series A Preferred			1,000,000	50.0(5)	28.6
Common	Stephen Spencer (3)	CFO and Director	99,000,000	26.0 (4)	11.3
Series A Preferred			1,000,000	50.0(5)	28.6
Common	Summit Digital Holdings, Inc.(3)	5%+ Beneficial Shareholder	99,000,000	26.0 (6)	11.3

(1)

As of March 10, 2015 there are 374,201,110 shares of common stock outstanding.

(2)

Unless indicated otherwise, the address of the shareholder is 107 W Bridge St., Portland, Michigan 48875.

(3)

Indicates an officer and/or director of the Company and its significant shareholder, Summit Digital Holdings, Inc.

(4)

The shares of common stock are registered in the name of Summit Digital Holdings, Inc., of which the named individuals are the controlling shareholders, and principal officers and directors.

(5)

As of March 10, 2015 there are 2,000,000 shares of 2014 Series A Preferred Stock issued and outstanding.

(6)

The holders of the 2014 Series A Preferred Stock are entitled to 250 votes per shares of 2014 Series A Preferred Stock and vote with the common stock on all matters submitted to a vote of common shareholders for all purposes.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2014	2013
Audit fees	$ 12,000	$ 12,000
Audit-related fees
Tax fees
All other fees.
Total fees paid or accrued to our principal accountants	$ 12,000	$ 12,000

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

Financial Statements of WWA Group for the years ended December 31, 2014 and 2013:

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

WWA Group, Inc.	Date
/S/ Tom Nix By: Tom Nix Its: Chief Executive Officer and Director	March 26, 2015
/S/ Stephen Spencer By: Stephen Spencer Its: Chief Financial Officer, Principal Accounting Officer and Director	March 26, 2015

WWA GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

INDEX TO EXHIBITS

Exhibit

Description

3.1*

Articles of Incorporation, as amended

3.2*

Bylaws, as amended

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

27