Form 10-Q
period 2015-03-31
WWA GROUP INC
filed 2015-05-15
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[

]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)
4570 South Eastern Ave., Suite 23-221 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

(702) 706-0500

Registrant’s telephone number, including area code

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

X

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes                         No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _______	Accelerated filer ________
Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                              No          X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2015, there were 500,000,000 shares of common stock, $0.001 par value, issued and outstanding.

	WWA GROUP, INC.
	TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

ITEM	1 Financial Statements	4

ITEM	2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM	3 Quantitative and Qualitative Disclosures About Market Risk	14

ITEM	4 Controls and Procedures	14

PART II – OTHER INFORMATION

ITEM	1 Legal Proceedings	14

ITEM
1A	Risk Factors	14

ITEM	2 Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM	3 Defaults Upon Senior Securities	16

ITEM	4 Mine Safety Disclosures	16

ITEM	5 Other Information	16

ITEM	6 Exhibits	20

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three months ended March 31, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WWA Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$10,892	$11,833
Accounts Receivable	21,677	24,346
Other current assets	9,407	# 3,252
Total current assets	41,976	39,431
Property and Equipment (net)	153,595	157,737

Total Assets	$195,571	$197,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	86,317	110,008
Accrued expenses	259,724	199,978
Convertible notes payable (net)	2,002	15,765
Current portion of long term debt	851	2,337
Total current liabilities	348,894	328,088

Long term debt	-	-

Total liabilities	$348,894	$328,088

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized;
241,917,011 and 100,000,000 shares respectively issued and outstanding	350,358	241,917
Additional paid-in capital	90,762	180,968
Retained earnings	(482,795)	(442,157)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	(153,323)	(130,920)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,571	$197,168

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA Group, Inc.
Condensed Statements of Operations

	Three Months Ended March 31,
	2015	2014

Net revenues:
Revenue from Cable/Internet sales	$116,347	$130,043
Total net revenues	116,347	130,043

Cost of Goods Sold	56,224	73,530

Gross Income	60,123	56,513
Operating expenses:
General, selling and administrative expenses	80,294	52,588
Salaries and wages	24,842	125,430
Depreciation	4,142	3,330

Total operating expenses	109,278	181,348

Income (loss) from operations	(49,155)	(124,835)

Other income (expense)
Interest income (expense)	(579)	(41,841)
Gain (loss) on derivative liability	(10,153)	27,339
Other income (expense)	19,250	8,657

Total other income (expense)	8,518	(5,845)

Income (loss) before income tax	(40,637)	(130,680)

Provision for income taxes	-	-

Net income (loss)	$(40,637)	$(130,680)

Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-
Weighted average shares - Basic	331,427,891	129,498,284
Weighted average shares - Diluted	331,427,891	129,498,284

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA Group, Inc.
Condensed Statements of Cash Flows

	For the Three Months Ended,
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ( loss)	$(40,637)	$(130,680)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,142	3,329
Ammortization of discount	-	25,278
(Gain) Loss on re-measurement of derivative	10,153	(27,339)

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	2,669	3,531
Prepaid Expenses	-	4,500
Other current assets	(6,155)	521
Increase (decrease) in:
Accounts Payable	(23,692)	(12,519)
Accrued Expenses	43,645	128,462
Convertible Note Payable	-	-

Net Cash Provided (Used) in Operating Activities	(9,875)	(4,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long term debt	-	(1,922)
Proceeds from convertible debt	-	15,000

Net Cash Provided by Financing Activities	-	13,078

Convertible debt discount	2,552	(32,500)
Derivative Liability	4,462	19,312
Common stock issued for debt	1,920	2,170

NET INCREASE IN CASH	(941)	(2,857)

CASH AT BEGINNING OF PERIOD	11,833	11,214

CASH AT END OF PERIOD	$10,892	$8,357

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA GROUP, INC.

Notes to Condensed Financial Statements

March 31, 2015 and 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

 The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

March 31, 2015 and 2014

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

 ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the Company’s convertible debt.  At March 31, 2015 the Company the balance of the derivative liability was $56,748.

 NOTE 5 – CONVERTIBLE DEBT

On April 25, 2014 (Note 4) and May 19, 2014 (Note 5) the Company issued promissory notes in the amounts of $53,000, and $37,500 respectively, to an unrelated party, at an interest rate of 8%, with an option to convert the outstanding balances into shares of the Company’s common stock with a discount off the market price at the time of conversion.  Notes 1, 2 and 3 and related accrued interest were previously converted into shares of the Company’s common stock.

During January 2015, the remaining principal ($2,060) associated with Note 4 and the related accrued interest ($1,920) were converted by the note holder into 34,441,177 shares of the Company’s common stock. During January and February of 2015, $12,580 of principle associated with Note 5 was converted by the note holder into 74,000,000 shares of the Company’s common stock.  We issued the securities in reliance upon the exemption from registration provided pursuant to section 4(2) under the Securities Act.

NOTE 6 - SUBSEQUENT EVENTS

On April 9, 2015, WWA Group completed the acquisition of Genie Gateway (a California Corporation) pursuant to an Agreement and Plan of Merger, dated as of January 7, 2015. As a result of this transaction, Genie Gateway is now a wholly-owned subsidiary of WWA Group. For Federal income tax purposes the merger is intended to qualify as a reorganization under the provisions of Section 368(a)(1)(B) of the Code.

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of WWA Group, Inc. for the period ended March 31, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

We were incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.”  On April 9, 1998, we changed our name to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000.  On August 8, 2003, we acquired World Wide Auctioneers, Ltd. (“World Wide”), a British Virgin Island registered company and changed our name to “WWA Group, Inc.”

On July 12, 2012 we enter into a Share Exchange Agreement (the “SD Agreement”), subject to shareholder approval, to acquire all of the issued and outstanding shares of Summit Digital, Inc. (“Summit”) from Summit Digital Holdings, Inc. in exchange for shares of our common stock. The SD Agreement provided that Summit would exchange 100 shares or 100% of the issued and outstanding shares of Summit for 99,000,000 shares of our Common Stock, par value $001 per share.

As a result of the SD Agreement, we conduct some of our business operations under the name Summit Digital.  Those operations primarily relate to acquiring existing underutilized cable systems in rural, semi-rural and gated community markets, aggregating them into a single multi-sytem operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97%

 of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which will be retired once we effect a reverse stock split of our common stock).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into a seamless unified solution, on our Genie Gateway Platform.

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Summary of Results of Operations

	Three Months Ended March 31,
	2015	2014
Revenue	$116,347	$130,043
Cost of goods sold	56,224	73,530
Gross Profit	60,123	56,513

Operating expenses:
General selling, and administrative expenses	80,294	52,588
Salaries and wages	24,842	125,430
Depreciation	4,142	3,330

Total operating expenses	109,278	181,348

Income (loss) from operations	(49,155)	(124,835)

Other income (expense)
Interest income (expense)	(579)	(41,841)
Gain (loss) on derivative liability	(10,153)	27,339
Other income (expense)	19,250	8,657

Net income (loss)	(40,637)	(130,680)

Operating Loss

We had an operating loss of $49,155 for the three months ended March 31, 2015, compared to an operating loss of $124,835 for the three months ended March 31, 2014.  This difference was largely attributable to a decrease in our salaries and wages of $100,588, which was largely a result of management wages of $100,000 accrued in first quarter 2014 for the prior year.  This decrease was partially offset by an increase of $27,706 in our general and administrative expenses, which was largely due to the legal costs associated with the preparation of a private placement document and pursuing business expansion opportunities. We expect our operating loss to be significantly impacted by our acquisition of Genie Gateway, but the exact impact will not be known until we complete are financial statements for the periods after we acquired Genie Gateway. Our financial results for the months ending March 31, 2015, do not include any results for Genie Gateway’s activities as the final closing for that acquisition occurred on April 9, 2015.

Revenue

Our revenue from the three months ended March 31, 2015 was $116,347 compared to $130,043 for the three months ended March 31, 2014.  Our revenue was derived from the operations of our subsidiary, Summit Digital, Inc.  This revenue was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  In future periods we expect our revenue to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2015 were $56,224, compared to $73,530 for the same period in 2014.  The cost of goods sold for the three months ended March 31, 2015 related entirely to the revenues generated from Summit Digital, Inc.  In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $80,294 for the three months ended March 31, 2015, compared to $52,588 for the three months ended March 31, 2014.  Our primary general and administrative expenses for the period in 2015 were related to wages, legal and auditing fees.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway on April 9, 2015.

Salaries and Wages

Our expenses related to salaries and wages were $24,842 for the three months ended March 31, 2015, compared to $125,430 for the three months ended March 31, 2014.  The significant decrease in our salaries and wages for the three months in 2015 was a result of wages accrued for officers in the first quarter of the prior year.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the three months ended March 31, 2015, we had depreciation of $4,142 primary related to office equipment and cable and wireless plant assets.  We had a comparable expense of $3,330 for the three months ended March 31, 2014.

Interest Expense

We had interest expense $579 for the three months ended March 31, 2015, compared to $41,841 for the three months ended March 31, 2014.  During the three months ended March 31, 2015 interest expense primarily related to convertible notes.  The significant decrease in our interest expense from the three month-period in 2014 to the three-month period in 2015 was caused by the revaluation of derivative liabilities related to convertible notes.

Gain (Loss) on Derivative Liability

During the three months ended March 31, 2015 and March 31, 2014 we recognized a non-cash gain (loss) on derivative liabilities of ($10,153) and $27,339, respectively, due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Income

During the three months ended March 31, 2015 and March 31, 2014, we had other income of $19,250 and $8,657, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

12Liquidity and Capital Resources for Three Months Ended March 31, 2015 and 2014

Introduction

During the three months ended March 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows.  Our cash and cash equivalents as of March 31, 2015 was $10,892.  Due to our monthly cash burn rate we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2015 compared to December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014	Change
Cash and Cash Equivalents	$10,892	$11,833	$(941)
Total Current Assets	41,976	39,431	2,545
Total Assets	195,571	197,168	(1,597)
Total Current Liabilities	348,894	328,088	20,806
Total Liabilities	$348,894	$328,088	$20,806

Our total assets decreased by $1,597 as of March 31, 2015 compared to December 31, 2014.  Our cash and cash equivalents, and our current assets, were also similar to the end of our last fiscal year.

Our current liabilities increased by $20,806, as of March 31, 2015 as compared to December 31, 2014.  This increase was due to an approximately $60,000 increase in our accrued expenses related to increase in derivative liability related to convertible notes, offset by a decrease in our accounts payable and convertible notes payable (net).

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

We expect our assets and liabilities to change significantly in the future due to our acquisition of Genie Gateway in April 2015.

Cash Requirements

We had cash and cash equivalents available as of March 31, 2015 of $10,892 and $11,833 as of December 31, 2014.  We have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and the issuance of convertible notes.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $9,875 for the three months ended March 31, 2015, as compared to $4,917 for the three months ended March 31, 2014.  For the three months ended March 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $40,637, adjusted primarily by depreciation and amortization of $4,142, loss on change in fair value of derivative liability of $10,153, accounts payable $23,692, accrued expenses of $43,645, accounts receivable of $2,669, and other current assets of $6,155.

Investing

       We did not have cash flows from investing activities for the three months ended March 31, 2015 or March 31, 2014.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2015 was $0, compared to $13,078 for the three months ended March 31, 2014.  For the period in 2014, our financing activities consisted of proceeds from convertible debt of $15,000, offset by repayment of long term debt of $1,922.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed by limited personnel, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 (d)

Officer’s Certifications

Appearing as an exhibit to this Quarterly Report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued the following unregistered securities:

From January 2, 2015 through February 3, 2015, we issued an aggregate of 108,441,177 shares of our common stock to an unrelated investor.  These shares were issued pursuant to the conversion of a total of $16,560 in principal and interest due to the investor under two promissory notes dated April 25, 2014 and May 19, 2014.  The shares were issued without a restrictive legend pursuant to the safe harbor provided by Rule 144 of Section 4(1).  There are currently no amounts remaining due to this investor under these promissory notes.  Based on the representation and warranties provided by the investor in the promissory notes, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor  is an accredited investor and is familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, restricted in accordance with Rule 144, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, restricted in accordance with Rule 144 (such transaction, the “Share Exchange Transaction”), all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which as noted below, have been transferred to AllCom, but will be retired once we effect a reverse stock split of our common stock).  As a result of implementing the Share Exchange Agreement, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors – into one seamless service, on the Genie Gateway Platform.

Additionally, as part of the Share Exchange Transaction, our two former officers and directors, Mr. Thomas Nix and Mr. Stephen Spencer, each transferred their One Million (1,000,000) shares of our  Series A Convertible Preferred Stock, which shares currently have voting rights equal to 500,000,000 votes of our common stock, to AllCom.  In accordance with the Share Exchange Agreement, these shares will be cancelled upon the effectiveness of a reverse stock split of our common stock, leaving no shares of our Series A Convertible Preferred Stock outstanding.  In exchange for agreeing to forfeit their Series A Preferred Stock, each of Mr. Nix and Mr. Spencer will receive 54,000 shares of our post-reverse stock split common stock.

As part of the Share Exchange Transaction, WWAG and AllCom agreed that Thomas Nix, our former President and former member of our Board of Directors will have the option, beginning on July 31, 2015, and ending on September 30, 2015, to purchase our cable television system business, currently run by Summit Digital, Inc., for the sum of Twenty Five Thousand Dollars ($25,000), payable directly to us.  However, the parties agreed to waive the Twenty Five Thousand Dollars ($25,000) payment for the cable system business if Mr. Nix personally covers any operating losses resulting from the cable television business from the closing of the Share Exchange Transaction through the time of exercising his purchase option.

As a result of the Share Exchange Transaction, we issued AllCom (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series B Convertible Preferred Stock attached hereto, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series C Convertible Preferred Stock attached hereto (such transaction, the “Share Exchange Transaction”), all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which as noted below, have been transferred to AllCom, but will be retired once we effect a reverse stock split of our common stock).  As a result of the Share Exchange Transaction we underwent a change in our voting control.

Upon the closing of the Share Exchange Agreement on April 9, 2015, Thomas Nix and Stephen Spencer submitted their resignations from our Board of Directors, effective immediately.

Upon the closing of the Share Exchange Agreement on April 9, 2015, Thomas Nix submitted his resignation as our Chief Executive Officer and Stephen Spencer submitted his resignation as our Chief Financial Officer and Secretary.

On the same day, our Board of Directors appointed Thomas E. Skala, Randall L. Skala, Stuart C. Scamman, and Mark A. Newgreen to fill vacancies on our Board of Directors. The appointments of Thomas E. Skala, Randall L. Skala, Stuart C. Scamman, and Mark A. Newgreen were effective at the closing of the Share Exchange.

In addition, our Board of Directors appointed Thomas E. Skala as our President, Mark A. Newgreen as our Chief Financial Officer and   Chief Accounting Officer, Randall L. Skala as our Secretary and Chief Operating Officer, and Stuart C. Scamman as our Chief Technology Officer, effective immediately at the closing of the Share Exchange Transaction.

ITEM 6

Exhibits

Item No.	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.3	Certificates of Amendment of Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.4	Certificate of Designation for WWA Group, Inc. Series B Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
3.5	Certificate of Designation for WWA Group, Inc. Series C Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015).

(10)	Material Contracts
10.1	Share Exchange Agreement with Summit Digital Holdings, Inc. dated July 12, 2012 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 17, 2012)
10.2

Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between WWA Group, Inc., AllCom, a Nevada corporation and Genie Gateway, a California corporation, dated as of January 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

10.3	Amendment No. 1 to the Share Exchange Agreement dated March 16, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.4	Amendment No. 2 to the Share Exchange Agreement dated March 31, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.5	Amendment No. 3 to the Share Exchange Agreement dated April 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (filed herewith)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
31.2
(32)	Section 1350 Certifications
32.1
32.2

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

19SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WWA Group, Inc. a Nevada corporation

Dated: May 15, 2015		/s/ Thomas E. Skala
	By:	Thomas E. Skala
	Its:	President and Principal Executive Officer