Form 10-Q
period 2015-06-30
WWA GROUP INC
filed 2015-08-19
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[

]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-26927

WWA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)
4570 South Eastern Ave., Suite 26-221 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

(702) 803-9000

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

Yes

X

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes                             No ___X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2015, there were 500,000,000 shares of common stock, $0.001 par value, issued and outstanding.

	WWA GROUP, INC.
	TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

ITEM	1 Financial Statements	4

ITEM	2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM	3 Quantitative and Qualitative Disclosures About Market Risk	20

ITEM	4 Controls and Procedures	20

PART II – OTHER INFORMATION

ITEM	1 Legal Proceedings	22

ITEM
1A	Risk Factors	22

ITEM	2 Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM	3 Defaults Upon Senior Securities	22

ITEM	4 Mine Safety Disclosures	22

ITEM	5 Other Information	22

ITEM	6 Exhibits	23

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three and six months ended June 30, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

WWA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$16,054	$11,833
Accounts Receivable	51,057	24,346
Other current assets	505,000	$3,252

Total current assets	572,111	39,431
Property and Equipment (net)	150,061	157,737

Total Assets	$722,172	$197,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	75,637	110,008
Accrued expenses	131,972	199,978
Convertible notes payable (net)	-	15,765
Other payables	6,500	2,337

Total current liabilities	214,109	328,088

Long term debt	11,875	-

Total liabilities	$225,984	$328,088

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized;
241,917,011 and 100,000,000 shares respectively issued and outstanding	350,358	241,917
Additional paid-in capital	692,486	180,968
Retained earnings	(435,008)	(442,157)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	496,188	(130,920)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$722,172	$197,168

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues:
Revenue from Cable/Internet sales	$131,674	$138,830	248,021	$268,873
Royalty revenue	100,000		100,000	0
Total net revenues	231,674	138,830	348,021	268,873

Cost of Goods Sold	58,046	72,463	114,270	145,993

Gross Income	173,628	66,367	233,751	122,880
Operating expenses:
General, selling and administrative expenses	116,713	75,619	196,331	128,207
Salaries and wages	39,749	31,803	65,267	157,233
Depreciation	3,534	4,141	7,676	7,471

Total operating expenses	159,996	111,563	269,274	292,911

Income (loss) from operations	13,632	(45,196)	(35,523)	(170,031)

Other income (expense)
Interest income (expense)	(395)	10,402	(974)	(31,439)
Gain (loss) on derivative liability	10,274	-	121	27,339
Other income (expense)	24,276	12,110	43,526	20,767

Total other income (expense)	34,155	22,512	42,673	16,667

Income (loss) before income tax	47,787	(22,684)	7,150	(153,364)

Provision for income taxes	-	-	-	-

Net income (loss)	$47,787	$(22,684)	7,150	$(153,364)

Basic income (loss) per share	$-	$-	-	$-
Diluted income (loss) per share	$-	$-	-	$-
Weighted average shares - Basic	331,427,891	122,593,209	331,427,891	116,172,304
Weighted average shares - Diluted	331,427,891	122,593,209	331,427,891	116,172,304

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended,
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$7,150	$(153,364)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	7,676	7,471
Ammortization of discount	-	-
(Gain) Loss on re-measurement of derivative	-	(27,339)
Other (Income) Loss	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(26,711)	1,730
Prepaid Expenses	-	10,500
Other current assets	(501,748)	1,254
Increase (decrease) in:
Accounts Payable	(34,372)	7,798
Accrued Expenses	(68,006)	123,615
Other Payable	(11,602)	-
Net Cash Provided (Used) in Operating Activities	(627,613)	(28,335)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property & Equipment	-	(4,058)
Net Cash Provided (Used) by Investing Activities	-	(4,058)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase of Long term debt	11,875	(615)
Preferred Stock issued for cash		2,000
Proceeds from convertible debt		105,500
Additional paid in capital	500,000	-
Net Cash Provided by Financing Activities	511,875	106,885

Long term debt converted to short term	-	(8,038)
Common stock redeemed for for accounts payable	-	(18,000)
Common stock issued for cash	55,250	-
Common Stock issued for debt	64,709	5,085
NET INCREASE IN CASH	4,221	53,539

CASH AT BEGINNING OF PERIOD	11,833	11,214

CASH AT END OF PERIOD	$16,054	$64,753

See accompanying unaudited notes to the condensed consolidated interim financial statements

WWA GROUP, INC.

Notes to Condensed Financial Statements

June 30, 2015 and 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – STOCK ISSUANCE

During the second quarter of 2015 the Company raised an additional $500,000 of equity, in the form of prepaid expenses, in return for 833,334 of post-split common shares, based on a total market cap valuation of $30 million dollars, from four investors.

WWA GROUP, INC.

Notes to Condensed Financial Statements

June 30, 2015 and 2014

NOTE 4 - SUBSEQUENT EVENTS

On June 26, 2015 the Company filed a Definitive 14-C Information Statement with the Securities and Exchange Commission to recapitalize the Company, including but not limited to, reducing the number of authorized common shares from 800M to 500M shares, a 1-for-100 reverse stock split of its outstanding common shares, and changing the name of the Company from WWA Group Inc. to Genie Gateway.  The terms of the Definitive 14-C are expected to become effective during the third quarter of 2015.  Once the recapitalization is effective, the Company’s Series A Preferred Stock will be eliminated and shares of the Company’s Series B Preferred Stock will automatically convert into shares of the Company’s common stock.  The Company also filed the necessary documents with FINRA to effect the above corporate changes, as well as to request to change its stock trading symbol from “WWAG” to “GENI”.

On August 13, 2015, the Company raised an additional $150,000 of equity, in the form of prepaid expenses, in return for 250,000 of post-split common shares, based on a total market cap valuation of $30 million dollars, from one investor.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of WWA Group, Inc. for the period ended June 30, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which will be retired once we effect a reverse stock split of our common stock).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

Summary of Results of Operations

	Three Months Ended June 30,
	2015	2014
Net revenues:
Revenue from cable/internet sales	$131,674	$138,830
Royalty revenue	100,000	-
Total net revenues	231,674	138,830

Cost of goods sold	58,046	72,463
Gross Profit	173,628	66,367

Operating expenses:
General selling, and administrative expenses	116,713	75,619
Salaries and wages	39,749	31,803
Depreciation	3,534	4,141

Total operating expenses	159,996	111,563

Income (loss) from operations	13,632	(45,196)

Other income (expense)
Interest income (expense)	(395)	10,402
Gain (loss) on derivative liability	10,274	-
Other income (expense)	24,276	12,110

Net income (loss)	$47,787	$(22,684)

Operating Income (Loss)

We had operating income of $13,632 for the three months ended June 30, 2015, compared to an operating loss of $45,196 for the three months ended June 30, 2014.  This difference was largely attributable to the inclusion of the $100,000 in royalty revenue we received from AllCom, our largest shareholder, in exchange for licensing AllCom certain of our intellectual property for their use.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the three months ended June 30, 2015 was $231,674 compared to $138,830 for the three months ended June 30, 2014.  Our revenue for the three months ended June 30, 2015 included $100,000 in royalty revenue from AllCom, our largest shareholder, for intellectual property we license to them, and $131,674 from the operations of our subsidiary, Summit Digital, Inc.  This revenue was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the three months ended June 30, 2014 was derived entirely from the operations of Summit Digital since we did not own Genie Gateway during that period.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2015 were $58,046, compared to $72,463 for the same period in 2014.  The cost of goods sold for the three months ended June 30, 2015 primarily related to the revenues generated from Summit Digital, Inc. since our revenue from Genie Gateway was in the form of royalty revenue. In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $116,713 for the three months ended June 30, 2015, compared to $75,619 for the three months ended June 30, 2014.  Our primary general and administrative expenses for the period in 2015 were wages and consulting, which were approximately $77,000.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $39,749 for the three months ended June 30, 2015, compared to $31,803 for the three months ended June 30, 2014.  The slight increase in our salaries and wages for the three months in 2015 was a result of increases due to our acquisition of Genie Gateway.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the three months ended June 30, 2015, we had depreciation of $3,534, primary related to office equipment and cable and wireless plant assets.  We had a similar expense of $4,141 for the three months ended June 30, 2014.

Interest Income/Expense

We had interest expense $395 for the three months ended June 30, 2015, compared to interest income of $10,402 for the three months ended June 30, 2014.  During the three months ended June 30, 2015 interest expense primarily related to our line of credit with Huntington National Bank.  The change from interest income in the three month-period in 2014 to interest expense in the three-month period in 2015 related to retirement of convertible debt and related derivative liabilities.

Gain (Loss) on Derivative Liability

During the three months ended June 30, 2015 we recognized a non-cash gain on derivative liabilities of $10,274.  This gain was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.   We did not have a corresponding gain or loss in the three months ended June 30, 2014.

Other Income

During the three months ended June 30, 2015 and June 30, 2014, we had other income of $24,276 and $12,110, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

Summary of Results of Operations

	Six Months Ended June 30,
	2015	2014
Net revenues:
Revenue from cable/internet sales	$248,021	$268,873
Royalty revenue	100,000	-
Total net revenues	348,021	268,873

Cost of goods sold	114,270	145,993
Gross Profit	233,751	122,880

Operating expenses:
General selling, and administrative expenses	196,331	128,207
Salaries and wages	65,267	157,233
Depreciation	7,676	7,471

Total operating expenses	269,274	292,911

Income (loss) from operations	(35,523)	(170,031)

Other income (expense)
Interest income (expense)	(974)	(31,439)
Gain (loss) on derivative liability	121	27,339
Other income (expense)	43,526	20,767

Net income (loss)	$7,150	$(153,364)

Operating Loss

We had operating loss of $35,523 for the six months ended June 30, 2015, compared to an operating loss of $170,031 for the six months ended June 30, 2014.  This difference was largely attributable to the inclusion of the $100,000 in royalty revenue we received from AllCom, our largest shareholder, in exchange for licensing AllCom certain of our intellectual property for their use.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the six months ended June 30, 2015 was $348,021 compared to $268,873 for the six months ended June 30, 2014.  Our revenue for the six months ended June 30, 2015 included $100,000 in royalty revenue from AllCom, our largest shareholder, for intellectual property we license to them, and $248,021 from the operations of our subsidiary, Summit Digital, Inc.  This revenue was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the six months ended June 30, 2014 was derived entirely from the operations of Summit Digital since we did not own Genie Gateway during that period.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2015 were $114,270, compared to $145,993 for the same period in 2014.  The cost of goods sold for the six months ended June 30, 2015 primarily related to the revenues generated from Summit Digital, Inc. since our revenue from Genie Gateway was in the form of royalty revenue. In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $196,331 for the six months ended June 30, 2015, compared to $128,207 for the six months ended June 30, 2014.  Our primary general and administrative expenses for the period in 2015 were wages and consulting.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $65,267 for the six months ended June 30, 2015, compared to $157,233 for the six months ended June 30, 2014.  The decrease in our salaries and wages for the six months in 2015 was a result of wages accrued for officers in the first quarter of the prior year partially offset by an increase in second quarter due to our acquisition of Genie Gateway.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the six months ended June 30, 2015, we had depreciation of $7,676, primary related to office equipment and cable and wireless plant assets.  We had a similar expense of $7,471 for the six months ended June 30, 2014.

Interest Expense

We had interest expense $874 for the six months ended June 30, 2015, compared to interest expense of $31,439 for the six months ended June 30, 2014.  During the six months ended June 30, 2015 interest expense primarily related to our line of credit with Huntington National Bank.  The change from interest income in the six month-period in 2014 to interest expense in the six-month period in 2015 related to convertible debt and related derivative liabilities all of which was retired during the second quarter of 2015.

Gain (Loss) on Derivative Liability

During the six months ended June 30, 2015 we recognized a non-cash loss on derivative liabilities of $121, compared to $31,439 for the six months ended June 30, 2014.  The losses in both periods were a result of changes in the fair value of the conversion option and the significant difference between the two periods was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability and a gain from writing of the derivative liability upon retirement of the convertible notes.

Other Income

During the six months ended June 30, 2015 and June 30, 2014, we had other income of $43,526 and $20,767, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Liquidity and Capital Resources for Six Months Ended June 30, 2015 and 2014

Introduction

During the six months ended June 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows.  Our cash and cash equivalents as of June 30, 2015 was $16,054.  Beginning with the second quarter of 2015 we believe our revenue will be sufficient to support our current ongoing business operations going forward.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2015 compared to December 31, 2014, respectively, are as follows:

	June 30, 2015	December 31, 2014	Change
Cash and Cash Equivalents	$16,054	$11,833	$4,221
Total Current Assets	572,111	39,431	532,680
Total Assets	722,172	197,168	525,004
Total Current Liabilities	214,109	328,088	(113,979)
Total Liabilities	$225,984	$328,088	$(102,104)

Our total assets increased by $525,004 as of June 30, 2015 compared to December 31, 2014.  Our current assets increased by $532,680 over the same period.  These significant increases were due to our transaction with AllCom whereby we acquired Genie Gateway.

Our current liabilities and total liabilities decreased by $113,979 and $102,104, respectively, as of June 30, 2015 as compared to December 31, 2014.  This decrease was due to us paying down a number of our accounts payable and accrued expenses, as well as repaying the remaining $15,765 due under a convertible promissory note.

Cash Requirements

We had cash and cash equivalents available as of June 30, 2015 of $16,054 and $11,833 as of December 31, 2014.  Beginning with the second quarter of 2015 we believe our revenue will be sufficient to support our current ongoing business operations going forward.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $627,613 for the six months ended June 30, 2015, as compared to $28,335 for the six months ended June 30, 2014.  For the six months ended June 30, 2015, the net cash used in operating activities consisted primarily of our net income of $7,150, adjusted primarily by depreciation and amortization of $7,676, and changes in our operating assets and liabilities of an increase of $501,748 in prepaid expenses, a decrease of $68,006 in accrued expenses, a decrease of $34,372 in accounts payable, an increase of $26,711 in accounts receivable, and a decrease of $11,602 in other payables.

Investing

       We did not have cash flows from investing activities for the six months ended June 30, 2015.  For the six months ended June 30, 2014 we had net cash used by investing activities of $4,058, all of which was attributed to the purchase of property and equipment.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2015 was $511,875, compared to $106,885 for the six months ended June 30, 2014.  For the period in 2015, our financing activities consisted of proceeds from additional paid in capital of $500,000 and an increase in long term debt of $11,875.  For the period in 2014, our financing activities consisted of proceeds from convertible debt of $105,500, preferred stock issued for cash of $2,000 and a decrease in long term debt of $615.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of June 30, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we issued the following unregistered securities:

Pursuant to the Share Exchange Transaction with AllCom and Genie Gateway described herein, we issued AllCom (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series B Convertible Preferred Stock attached hereto, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series C Convertible Preferred Stock. Based on the representation and warranties provided by AllCom in the Share Exchange Agreement, the issuances will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact that AllCom is either accredited or sophisticated investor and are familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

AllCom/Genie Gateway Transaction

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, restricted in accordance with Rule 144, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, restricted in accordance with Rule 144 (such transaction, the “Share Exchange Transaction”), all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which as noted below, have been transferred to AllCom, but will be retired once we effect a reverse stock split of our common stock).  As a result of implementing the Share Exchange Agreement, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

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

Consulting Services Agreements

During the three months ended June 30, 2015, we entered into oral agreements with four (4) different key vendors that provide services to Genie Gateway, wherein we agreed to issue them an aggregate of 833,334 shares of our post-split common stock (once our planned stock split goes effective) in exchange for services they have provided to the company and will provide to the company in the future.  These shares were valued at $0.60 per share based on a $30 million valuation.  Any shares issued for future services are subject to forfeiture in the event the services are not performed.  The agreements were subsequently memorialized into written agreements.

License Arrangement with AllCom

We have an oral agreement with AllCom to license Genie Gateway’s intellectual property to AllCom in exchange for a quarterly royalty payment of 25% of AllCom’s net revenue from the utilization of related intellectual property or $100,000 per quarter, whichever is greater.  We are in the process of memorializing this arrangement in a written license agreement with AllCom.  AllCom is our largest shareholder and we share the same management team with AllCom, making our agreement with AllCom a related party transaction.

ITEM 6

Exhibits

Item No.	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on December 26, 2007)
3.4	Certificate of Designation for WWA Group, Inc. Series B Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
3.5	Certificate of Designation for WWA Group, Inc. Series C Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015).

(10)	Material Contracts
10.1	Share Exchange Agreement with Summit Digital Holdings, Inc. dated July 12, 2012 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 17, 2012)
10.2

Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between WWA Group, Inc., AllCom, a Nevada corporation and Genie Gateway, a California corporation, dated as of January 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

10.3	Amendment No. 1 to the Share Exchange Agreement dated March 16, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.4	Amendment No. 2 to the Share Exchange Agreement dated June 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.5	Amendment No. 3 to the Share Exchange Agreement dated April 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
31.2
(32)	Section 1350 Certifications
32.1
32.2

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

WWA Group, Inc. a Nevada corporation

Dated: August 19, 2015		/s/ Thomas E. Skala
	By:	Thomas E. Skala
	Its:	President and Principal Executive Officer