Form 10-Q
period 2015-09-30
WWA GROUP INC
filed 2015-11-16
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[

]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-26927

GENIE GATEWAY

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)
4570 South Eastern Ave., Suite 26-221 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

(702) 803-9000

Registrant’s telephone number, including area code

WWA Group, Inc.

(Former name, former address, if changed since last report)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2015, there were 21,667,005 shares of common stock, $0.001 par value, issued and outstanding.

	GENIE GATEWAY
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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three and nine months ended September 30, 2015 and 2014 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

Genie Gateway
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$72,350	$11,833
Accounts Receivable	36,324	24,346
Other current assets	655,000	3,252

Total current assets	763,674	39,431
Property and Equipment (net)	148,690	157,737

Total Assets	$912,364	$197,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	82,314	110,008
Accrued expenses	150,667	199,978
Convertible notes payable (net)	-	15,765
Other payables	5,000	2,337

Total current liabilities	237,981	328,088

Long term debt	11,875	-

Total liabilities	$249,856	$328,088

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 500,000,000 shares authorized;
21,667,005 and 100,000,000 shares respectively issued and outstanding	350,358	241,917
Additional paid-in capital	842,486	180,968
Retained earnings	(418,688)	(442,157)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	662,508	(130,920)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$912,364	$197,168

The accompanying notes are integral part of these financials statements.

Genie Gateway
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenues:
Revenue from Cable/Internet sales	136,015	$136,835	384,036	$405,708
Royalty revenue	$100,000	$-	200,000	$-
Total net revenues	236,015	136,835	584,036	405,708

Cost of Goods Sold	74,558	91,095	188,828	237,088

Gross Income	161,457	45,740	395,208	168,620
Operating expenses:
General, selling and administrative expenses	96,143	59,524	292,474	187,731
Salaries and wages	43,542	32,524	108,809	189,757
Depreciation	3,088	4,142	10,764	11,613

Total operating expenses	142,773	96,190	412,047	389,101

Income (loss) from operations	18,684	(50,450)	(16,839)	(220,481)

Other income (expense)
Interest income (expense)	(1,129)	(20,100)	(2,103)	(51,539)
Gain (loss) on derivative liability	-	17,831	121	45,170
Other income (expense)	(1,872)	(179)	41,654	20,588

Total other income (expense)	(3,001)	(2,448)	39,672	14,219

Income (loss) before income tax	15,683	(52,898)	22,833	(206,262)

Provision for income taxes	-	-	-	-

Net income (loss)	$15,683	$(52,898)	22,833	$(206,262)

Basic income (loss) per share	$-	$-	-	$-
Diluted income (loss) per share	$-	$-	-	$-
Weighted average shares - Basic	21,667,005	129,498,284	21,667,005	120,663,110
Weighted average shares - Diluted	21,667,005	129,498,284	21,667,005	120,663,110

The accompanying notes are integral part of these financials statements.

Genie Gateway
Condensed Statements of Cash Flows

	For the Nine Months Ended,
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$22,833	$(206,262)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	10,764	11,613
Ammortization of discount	-	10,444
(Gain) Loss on re-measurement of derivative	-	(45,170)
Other (Income) Loss	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(11,978)	5,160
Prepaid Expenses	-	10,500
Other current assets	(651,748)	816
Increase (decrease) in:
Accounts Payable	(27,695)	25,967
Accrued Expenses	(49,311)	144,771
Other Payable	(13,102)	-

Net Cash Provided (Used) in Operating Activities	(720,237)	(42,161)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property & Equipment	(1,080)	(4,060)

Net Cash Provided (Used) by Investing Activities	(1,080)	(4,060)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase of Long term debt	11,875	-
Prefered Stock issued for cash		2,000
Proceeds from convertible debt		105,500
Proceeds from Subscription of Shares	650,000	-

Net Cash Provided by Financing Activities	661,875	107,500

Long term debt converted to short term	-	(8,653)
Common stock redeemed for for accounts payable	-	(18,000)
Convertible debt discount	-	(15,000)
Common Stock issued for debt	119,959	5,085
NET INCREASE IN CASH	60,517	24,711

CASH AT BEGINNING OF PERIOD	11,833	11,214

CASH AT END OF PERIOD	$72,350	$35,925

The accompanying notes are an integral part of these consolidated financial statements.

WWA GROUP, INC.

Notes to Condensed Financial Statements

September 30, 2015 and 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – STOCK ISSUANCE

During the third quarter of 2015 the Company raised an additional $150,000 of equity, in the form of prepaid expenses, in return for 250,000 of post-split common shares, based on a total market cap valuation of $30 million dollars, from one investor.

On June 26, 2015 the Company filed its Definitive 14C document with the Securities and Exchange Commission to recapitalize The Company, including but not limited to, reducing the number of authorized common shares from 800M to 500M shares, a 100 to 1 reverse stock split of its outstanding common shares, and the elimination of Class A preferred stock. The terms of the Definitive 14 became effective during the third quarter. The Company also filed the necessary documents with FINRA requesting to change its stock trading symbol from “WWAG” to “GENI”.

WWA GROUP, INC.

Notes to Condensed Financial Statements

September 30, 2015 and 2014

Note 4 – NAME CHANGE

On June 26, 2015 the Company filed its Definitive 14C document to change the name of the company from WWA Group Inc. to Genie Gateway. The terms of the Definitive 14 became Effective during Q315.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Genie Gateway for the period ended September 30, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We were incorporated in Nevada on November 26, 1996, as “Conceptual Technologies, Inc.”  On April 9, 1998, we changed our name to “NovaMed, Inc.” to reflect the acquisition of a medical device manufacturer and retailer. The medical device business was abandoned in October of 2000.  On August 8, 2003, we acquired World Wide Auctioneers, Ltd. (“World Wide”), a British Virgin Island registered company and changed our name to “WWA Group, Inc.”  On September 9, 2015, we changed our name to “Genie Gateway”.

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

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 1,257,989 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which will be retired once we effect a reverse stock split of our common stock).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

On September 9, 2015, our common stock underwent a 1-for-100 reverse stock split.  The share numbers in this Quarterly Report are expressed in post-stock split numbers.  The 5,000,000 shares of Series B Convertible Preferred Stock that were issued in the Share Exchange Transaction were automatically converted into 16,666,666 shares of our post-split common stock upon the reverse stock split going effective.

Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

Summary of Results of Operations

	Three Months Ended September 30,
	2015	2014
Net revenues:
Revenue from cable/internet sales	$136,015	$136,835
Royalty / intellectual properties revenue	100,000	-
Total net revenues	236,015	136,835

Cost of goods sold	74,558	91,095
Gross Profit	161,457	45,740

Operating expenses:
General selling, and administrative expenses	96,143	59,524
Salaries and wages	43,542	32,524
Depreciation	3,088	4,142

Total operating expenses	142,773	96,190

Income (loss) from operations	18,684	(50,450)

Other income (expense)
Interest income (expense)	(1,129)	(20,100)
Gain (loss) on derivative liability	-	17,831
Other income (expense)	(1,872)	(179)

Net income (loss)	$15,683	$(52,898)

Operating Income (Loss)

We had operating income of $18,684 for the three months ended September 30, 2015, compared to an operating loss of $50,450 for the three months ended September 30, 2014.  This difference was largely attributable to an increase of approximately $100,000 in revenue from cable/internet sales in the period in 2015 compared to 2014, lower cost of goods sold, offset by higher general, selling and administrative expenses.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the three months ended September 30, 2015 was $236,015 compared to $136,835 for the three months ended September 30, 2014.  Our revenue for the three months ended September 30, 2015 included $136,015 from our Summit Digital subsidiary and $100,000 in royalty revenue from our Genie Gateway subsidiary, the latter received from AllCom, our largest shareholder, for intellectual property we license from it.  The revenue from Summit Digital was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the three months ended September 30, 2014 was derived entirely from the operations of Summit Digital.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2015 were $74,558, compared to $91,095 for the same period in 2014.  The cost of goods sold for the three months ended September 30, 2015 was entirely related to the revenues generated from Summit Digital, Inc. In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $96,143 for the three months ended September 30, 2015, compared to $59,524 for the three months ended September 30, 2014.  Our primary general and administrative expenses for the period in 2015 were wages and consulting, which were approximately $50,075.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $43,542 for the three months ended September 30, 2015, compared to $32,524 for the three months ended September 30, 2014.  The increase in our salaries and wages for the three months in 2015 was a result of increases due to our acquisition of Genie Gateway.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the three months ended September 30, 2015, we had depreciation of $3,088, primary related to office equipment and cable and wireless plant assets.  We had a similar expense of $4,142 for the three months ended September 30, 2014.

Interest Income/Expense

We had interest expense $1,129 for the three months ended September 30, 2015, compared to interest income of $20,100 for the three months ended September 30, 2014.  During the three months ended September 30, 2015 interest expense primarily related to our line of credit with Huntington National Bank, while the interest expense for the same period in 2014 primarily related to convertible debt we had outstanding.  The change from interest income in the three month-period in 2014 to interest expense in the three-month period in 2015 related to retirement of convertible debt and related derivative liabilities in the second quarter of 2015.

Gain (Loss) on Derivative Liability

During the three months ended September 30, 2015 we did not have any gain (loss) on derivative liability because we retired our convertible debt and did not have any derivative liabilities outstanding during the period.  For the three months ended September 30, 2014, we recognized a non-cash gain on derivative liabilities of $17,831, which was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Income (Expense)

During the three months ended September 30, 2015 and September 30, 2014, we had other expense of $1,872 and $179, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Results of Operations for the Nine Months Ended September 30, 2015 and September 30, 2014

Summary of Results of Operations

	Nine months ended September 30,
	2015	2014
Net revenues:
Revenue from cable/internet sales	$384,036	$405,708
Royalty / intellectual properties revenue	200,000	-
Total net revenues	584,036	405,708

Cost of goods sold	188,828	237,088
Gross Profit	395,208	168,620

Operating expenses:
General selling, and administrative expenses	292,474	187,731
Salaries and wages	108,809	189,757
Depreciation	10,764	11,613

Total operating expenses	412,047	389,101

Income (loss) from operations	(16,839)	(220,481)

Other income (expense)
Interest income (expense)	(2,103)	(51,539)
Gain (loss) on derivative liability	121	45,170
Other income (expense)	41,654	20,588

Net income (loss)	$22,833	$(206,262)

Operating Loss

We had operating loss of $16,839 for the nine months ended September 30, 2015, compared to an operating loss of $220,481 for the nine months ended September 30, 2014.  This difference was largely attributable to an increase of $200,000 in royalty revenue from AllCom, our largest shareholder, for intellectual property we license to them (offset by an approximate $20,000 decrease in cable/internet sales) in the period in 2015 compared to 2014, lower cost of goods sold, and lower salaries and wages, offset by higher general, selling and administrative expenses.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the nine months ended September 30, 2015 was $584,036 compared to $405,708 for the nine months ended September 30, 2014.  Our revenue for the nine months ended September 30, 2015 included $384,036 from our Summit Digital subsidiary and $200,000 in royalty revenue from our Genie Gateway subsidiary, the latter received from AllCom, our largest shareholder, for intellectual property we license from it.  The revenue from Summit Digital was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the nine months ended September 30, 2014 was derived entirely from the operations of Summit Digital.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2015 were $188,828, compared to $237,088 for the same period in 2014.  The cost of goods sold for the nine months ended September 30, 2015 related to the revenues generated from Summit Digital, Inc.  In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $292,474 for the nine months ended September 30, 2015, compared to $187,731 for the nine months ended September 30, 2014.  Our primary general and administrative expenses for the period in 2015 were wages and consulting.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $108,809 for the nine months ended September 30, 2015, compared to $189,757 for the nine months ended September 30, 2014.  The decrease in our salaries and wages for the nine months in 2015 was a result of wages accrued for officers in the first quarter of the prior year partially offset by an increase in second quarter due to our acquisition of Genie Gateway.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the nine months ended September 30, 2015, we had depreciation of $10,764, primary related to office equipment and cable and wireless plant assets.  We had a similar expense of $11,613 for the nine months ended September 30, 2014.

Interest Expense

We had interest expense $2,103 for the nine months ended September 30, 2015, compared to interest expense of $51,539 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015 interest expense primarily related to our line of credit with Huntington National Bank, while the interest expense for the same period in 2014 primarily related to convertible debt we had outstanding.  The change from interest income in the three month-period in 2014 to interest expense in the three-month period in 2015 related to retirement of convertible debt and related derivative liabilities in the second quarter of 2015.

Gain (Loss) on Derivative Liability

During the nine months ended September 30, 2015 we recognized a non-cash gain on derivative liabilities of $121, compared to $45,170 for the nine months ended September 30, 2014.  The losses in both periods were a result of changes in the fair value of the conversion option and the significant difference between the two periods was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability and a gain from writing off of the derivative liability upon retirement of the convertible notes.

Other Income

During the nine months ended September 30, 2015 and September 30, 2014, we had other income of $41,654 and $20,588, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Liquidity and Capital Resources for Nine months ended September 30, 2015 and 2014

Introduction

During the nine months ended September 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows.  For the period ended September 30, 2015, our operating losses were largely a result of losses from our operations prior to our transaction with AllCom, which closed on April 9, 2015.  During the second and third quarters of 2015 we generated a profit from our operations.  Our cash and cash equivalents as of September 30, 2015 was $72,350.  Beginning with the second quarter of 2015 we believe our revenue will be sufficient to support our current ongoing business operations going forward.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2015 compared to December 31, 2014, respectively, are as follows:

	September 30, 2015	December 31, 2014	Change
Cash	$72,350	$11,833	$60,517
Total Current Assets	763,674	39,431	724,243
Total Assets	912,364	197,168	715,196
Total Current Liabilities	237,981	328,088	(90,107)
Total Liabilities	$249,856	$328,088	$(78,232)

Our total assets increased by $715,196 as of September 30, 2015 compared to December 31, 2014.  Our current assets increased by $724,243 over the same period.  These significant increases were due to our transaction with AllCom whereby we acquired Genie Gateway, as well prepaid expenses paid to certain of our service providers.

Our current liabilities decreased by $90,107 and our total liabilities decreased by $78,232 as of September 30, 2015 as compared to December 31, 2014.  This decrease was due to us paying down a number of our accounts payable and accrued expenses, as well as repaying the remaining $15,765 due under a convertible promissory note.

Cash Requirements

We had cash and cash equivalents available as of September 30, 2015 of $72,350 and $11,833 as of December 31, 2014.  Beginning with the second quarter of 2015 we believe our revenue will be sufficient to support our current ongoing business operations going forward.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $720,237 for the nine months ended September 30, 2015, as compared to $42,161 for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, the net cash used in operating activities consisted primarily of our net income of $22,833, adjusted primarily by depreciation and amortization of $10,764, and changes in our operating assets and liabilities of an increase in other current assets of $651,748 related primarily to prepaid expenses, an increase of $11,978 in accounts receivable, a decrease of $49,311 in accrued expenses, a decrease of $27,695 in accounts payable, and a decrease of $13,102 in other payables.

Investing

       For the nine months ended September 30, 2015 and 2014 we had net cash used by investing activities of $1,080 and $4,060, respectively, all of which was attributed to the purchase of property and equipment.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2015 was $511,875, compared to $107,500 for the nine months ended September 30, 2014.  For the period in 2015, our financing activities consisted of proceeds from stock sales of $650,000 and an increase in long term debt of $11,875.  For the period in 2014, our financing activities consisted of proceeds from convertible debt of  $105,500 and preferred stock issued for cash of $2,000.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we issued the following unregistered securities:

Pursuant to the Share Exchange Transaction with AllCom and Genie Gateway described herein, the 5,000,000 shares of our Series B Convertible Preferred Stock that were issued AllCom were automatically converted into 16,666,666 shares of our post-split common stock upon the reverse stock split going effective. These shares were issued to AllCom on October 21, 2015.  Based on the representation and warranties provided by AllCom in the Share Exchange Agreement, the issuance was be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact that AllCom is either accredited or sophisticated investor and are familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

During the quarter ended September 30, 2015, we rolled out the first distribution of our new GenieCard, a totally secure debit card instrument designed to address the needs of tens of thousands of unbanked merchants and their customers. The GenieCard is an extension of our Genie CashBox and Check 22.  The GenieCard is intended to make it even easier for merchants and their customers to do business without using cash, even for those without access to traditional banking services.

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

10.3	Amendment No. 1 to the Share Exchange Agreement dated March 16, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.4	Amendment No. 2 to the Share Exchange Agreement dated September 30, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.5	Amendment No. 3 to the Share Exchange Agreement dated April 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
31.2
(32)	Section 1350 Certifications
32.1
32.2

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Genie Gateway a Nevada corporation

Dated: November 16, 2015		/s/ Thomas E. Skala
	By:	Thomas E. Skala
	Its:	President and Chief Executive Officer