Form 10-K
period 2015-12-31
GENIE GATEWAY
filed 2016-04-19
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-26927

GENIE GATEWAY

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0443643 (I.R.S. Employer Identification No.)
4570 South Eastern Ave., Suite 26-221 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

Registrant’s telephone number, including area code    (702) 803-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ____      No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes              No     X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).   Yes              No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ______

Accelerated filer  _______

Non-accelerated filer

Smaller reporting company

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes               No     X

Aggregate market value of the voting stock held by non-affiliates as of April 12, 2016: $149,791.19 as based on last reported sales price of such stock on April 12, 2016 ($0.0349).  The voting stock held by non-affiliates on that date consisted of 4,292,011 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 12, 2016, there were 23,217,005 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Genie Gateway

TABLE OF CONTENTS

PART I

ITEM 1 – BUSINESS                                                                                                                                    2

ITEM 1A – RISK FACTORS                                                                                                                        7

ITEM 1B – UNRESOLVED STAFF COMMENTS

                                                                            9

ITEM 2   PROPERTIES

           9

ITEM 3   LEGAL PROCEEDINGS

                                                                                                    10

ITEM 4 – MINE SAFETY DISCLOSURES

                                                                                       10

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                     11

ITEM 6 – SELECTED FINANCIAL DATA

                                                             12

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

                                                                                       12

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

                                                                                                                              18

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  18

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

                                                             18

ITEM 9A – CONTROLS AND PROCEDURES                                                                                        18

ITEM 9B – OTHER INFORMATION

                                                                                                    20

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

         21

ITEM 11 – EXECUTIVE COMPENSATION

                                                                                       24

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                         24

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                                                                                                27

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

                                                30

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                                                31

i

PART I

Explanatory Note

Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

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

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 1,257,989 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which will be retired once we effect a reverse stock split of our common stock).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified solutions company offering communications and payment processing on a single platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

On September 10, 2015, our common stock underwent a 1-for-100 reverse stock split.  The share numbers in this Annual Report are expressed in post-stock split numbers.  The 5,000,000 shares of Series B Convertible Preferred Stock that were issued in the Share Exchange Transaction were automatically converted into 16,666,666 shares of our post-split common stock upon the reverse stock split going effective.  In addition, upon the effectiveness of the reverse stock split we retired our Series A Preferred Stock, which are no longer outstanding.

 Our offices are located at 4570 South Eastern Ave., Suite 26-221, Las Vegas, Nevada 89119, and our telephone number is (702) 803-9000.

Business Overview

Our business is focused in two primary areas.  Through our Genie Gateway, a California corporation, subsidiary, we focus on the business of being a unified solutions company offering unified communications and payment processing on a single platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service.  Our focus for this business is in unbanked and underserved merchants and consumers, not supported by the traditional service providers.

Through Summit Digital, Inc., we acquire and service existing underutilized cable systems in rural, semi-rural and gated community markets, aggregating them into a single multi-system operator structure and creating growth by upgrading management, improving efficiency, cutting costs, and fully exploiting the opportunities presented by bundling multiple services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.

Our website is www.GenieGateway.com.

Principal Products and Services

Genie Gateway

Through Genie Gateway we have developed a premiere platform for commerce, social networking, and communications targeting unbanked and under-banked markets.  We service these markets through five primary products:  the Genie Cashbox, GenieChecking, Check 22, Peer-to-Peer Payments, and the GenieCard.

The Genie Cashbox is a proprietary collection of several inventions combining a variety of distributed clients, a centralized cloud and Softswitch, which together integrate four powerful technologies: Telecommunications; Television; Internet and Electronic Banking into a single seamless service, on one platform.

Genie CashBox is an interactive multipoint hub, combining a suite of digital solutions, fully integrating the features of:

Telephone

Voice mail

Calling Card

Fax

Email (GenieMail)

SMS (Genie TXT)

Voice Messaging (VOX)

eWallet to send and receive real-time peer to peer payments (CashBox)

Virtual checking account (GenieCheck),

Both a closed loop and an open loop debit card (Genie CashBox Debit Card)

GenieChecks are fully negotiable checks, payable against the funds in your Genie CashBox. GenieChecks may be printed and deposited as an ordinary check, negotiated in person at a participating financial institution, sent as email attachments to third parties, printed and mailed to third parties by either by you or by the Genie platform, or printed and deposited electronically using any financial institutions “smart-phone” or other electronic deposit application.

Check 22 is a concept developed on the “Check 21” federal law, which was enacted on October 28, 2003, and allows the recipient of an original paper check to create a digital version of the original check, into an electronic format called a “substitute check.”  Check 22 is the next step in these types of transactions by changing the process from a “debit” (grab) transaction to a “push” transaction where each payer can decide when and how much they wish to pay.  The Check 22 works by allowing a payment to be sent right away, to anyone the sender wants, at any time.  The Check 22 program creates an electronic “substitute check,” in accordance with the “Check 21” federal law, which is charged to the checking account provided by the sender.

Peer-to-Peer Payments sometime also referred to as Person-to-Person Payments or simply just P2P Payments, are a part of a new suite of services that is changing the financial services landscape.

Subscribers can send a P2P Payment from their CashBox to other subscribers or anyone with an email address from any internet enabled device.

The GenieCard combines the Genie Club, our closed loop member services, which utilizes the Genie CashBox; and Check22, the open loop service which lets members access their funds from any checking account, in any bank in the US.

Marketing

As a direct processor and a provider of alternative payment services; we are seeking relationships with independent sales organizations and other marketing partners, in which we provide ecommerce and other business services, our marketing partners provide the customers on a revenue sharing basis as residual income.

Manufacturing

We do not have any manufacturing expenses as we do not manufacture any products.

Competition

Currently we do not have a direct competitor as no one offers our suite of services as a unified solution. Customers wishing to get the suite of services we provide must get them from several service providers. In addition, many of our services are subject to patents filed with the U.S. Patent Office. Please see below.

Individually, some of principal products compete with other products, such as our peer-to-peer payment program, which competes with companies like PayPal and Venmo.  To the extent we compete with types of companies, these competitors are larger, more established companies that have significantly greater financial resources than we do.

Intellectual Property

We have several patents and several patents pending regarding our primary products.  Currently we have the following patents filed with the United States Patent and Trademark Office:

Combined GenieCheck and Check22

Non-Provisional Filing

United States 4008.2.8ENP

Filed September 1, 2015

GenieCheck and Check22 System and Method

Provisional Filing

United States 62046837

Filed September 5, 2014

Genie PayBack System and Method

United States 61978511

Filed April 11, 2014

The Genie CashBox

United States 61892688

Filed October 18, 2013

Genie UPN - Unified Phone Number

United States 13593048

Filed August 23, 2012

Published October 3, 2013

Genie Gateway - Interactive Communications System

United States 13437758

Filed April 2, 2012

Issued October 4, 2012

GenieMessenger

United States 61470617

Filed April 1, 2011

Government Regulation

Since we do not provide any banking services we are not subject banking regulations.  Certain of our transactions are conducted by utilizing services offered by banks but these services are covered by the banks which are regulated.

We also researched the possibility as to whether we are a “money transmitter” and are required to obtain a federal money transmitter’s license.  The result of that research was that we are not currently a “money transmitter”, and therefore, we do not need a money transmitter’s license.

Employees

As of March 31, 2016 we have six (6)full-time employees, in the following positions:  President, Chief Financial Officer, Chief Operating Officer, bookkeeper, President of Summit Digital subsidiary, and bookkeeper/office administrator for Summit Digital subsidiary.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Our primary risk factors and other considerations include:

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in Nevada on November 26, 1996.  Our current business focuses on developing the products associated with our unified solutions company, hiring management and staff personnel, contracting with distributors and leasing and servicing our products.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated sufficient revenue to meet our capital needs, and we may not be able to in the future.  Our future capital requirements will depend on many factors, including our ability to develop our products, cash flow from operations, and competing market developments.  We will need additional capital in the near future.  Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have historically experienced negative cash flows from operations since our inception.  We do not expect the negative cash flows from operations in 2016, but until we are able to generate higher revenues, we will continue to experience negative cash flows. As discussed in our financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Product development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings, and licensing our future products in development.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products.  Although our financial situation is improving through increased operations, we believe we could have insufficient cash on hand to meet our obligations as they become due based on current assumptions.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

 Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Because we face competition, we may not be able to operate profitably in our markets.

The market for our product is competitive.  Although we have some protection through our pending patents, we may not have the resources, expertise or other competitive factors to compete successfully in the future.  We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do.  As a result, these competitors may be able to:

•

develop and expand their product offerings more rapidly;

•

adapt to new or emerging changes in customer requirements more quickly;

•

take advantage of acquisition and other opportunities more readily; and

•

devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

If our products do not gain expected market acceptance, prospects for our sales revenue may be affected.

Sales of our product are dependent upon us gaining market approval in the unified solutions and alternative payment methods industry where we want to sell our products.  This result can be expensive and time-consuming and there is no guarantee we will be successful in obtaining market acceptance and if we don’t get such approval the market for our products will suffer.  Additionally, even if we gain market approval, there is no guarantee our product will be chosen by a sufficient number of customers to provide us with sufficient revenues to pay our expenses.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive product and retain good customers and could adversely affect our business and operating results.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting.  Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.  In addition, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTC Markets.  Our common stock is thinly traded compared to larger more widely known companies.  Thinly traded common stock can be more volatile than common stock trading in an active public market.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets.  Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Genie Gateway subleases its offices in California at a cost of $1,659 per month and the offices encompass approximately 1,600 square feet.  This sublease is on a month-to-month basis.   We also rent approximately 400 square feet of executive office space in Las Vegas, Nevada.  We share this space with a related party and we do no pay any rent to the related party.

Our Summit Digital subsidiary rents office space in Portland, Michigan.  This office space is approximately 800 square feet and we pay $550 per month.  Our lease is a month-to-month lease.  This subsidiary also leases 400 square feet of office space in a professional office center at a rate of $350 per month.  Our lease is a month-to-month lease.

ITEM 3 - LEGAL PROCEEDINGS

We are not current involved in any legal proceedings.

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Pink-tier of OTC Markets under the symbol “GGWY.”  The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2015 and 2014, as best we could estimate from publicly-available information.  We underwent a 100-for-1 reverse stock split effective September 10, 2015.  The stock prices set forth below are adjusted to reflect the reverse stock split.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2014	First Quarter	$2.48	$1.43
	Second Quarter	$1.75	$0.34
	Third Quarter	$0.61	$0.23
	Fourth Quarter	$0.25	$0.03

2015	First Quarter	$0.16	$0.01
	Second Quarter	$0.07	$0.01
	Third Quarter	$0.1225	$0.05
	Fourth Quarter	$0.16	$0.035

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

We have not adopted any stock option or stock bonus plans.

Holders

As of December 31, 2015, there were 21,667,005 shares of our common stock (post 100-for-1 reverse stock split) outstanding held by approximately 900 holders of record and numerous shares held in brokerage accounts.  As of April 12, 2016, there were 23,217,005 shares of our common stock (post 100-for-1 reverse stock split) outstanding held by approximately 900 holders of record.  Of these shares, 4,292,011 were held by non-affiliates.  On the cover page of this filing we value the 4,292,011 shares held by non-affiliates at $149,791.19.  These shares were valued at $0.0349 per share, based on our closing share price on April 12, 2016.

Warrants

We currently do not have any warrants outstanding to purchase our common stock.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans.  As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2015.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2015 we did not issue any unregistered securities.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K of Genie Gateway for the year ended December 31, 2015 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 1,257,989 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which were retired upon the effectiveness of our reverse stock split of our common stock on September 9, 2015).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

On September 9, 2015, our common stock underwent a 1-for-100 reverse stock split.  The share numbers in this Annual Report are expressed in post-stock split numbers.  The 5,000,000 shares of Series B Convertible Preferred Stock that were issued in the Share Exchange Transaction were automatically converted into 16,666,666 shares of our post-split common stock upon the reverse stock split going effective.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

Summary of Results of Operations

	Year Ended December 31,
	2015	2014
Net revenues:
Revenue from cable/internet sales	$503,583	$524,163
Royalty revenue	300,000	-
Total net revenues	803,583	524,163

Cost of goods sold	251,421	309,644
Gross Income	552,162	214,519

Operating expenses:
General selling, and administrative expenses	372,116	240,766
Salaries and wages	169,626	216,723
Depreciation	13,852	15,755

Total operating expenses	555,594	473,244

Income (loss) from operations	(3,432)	(258,725)

Other income (expense)
Interest income (expense)	(2,656)	(173,199)
Gain (loss) on derivative liability	121	90,118
Other income (expense)	39,958	24,593

Net income (loss)	$33,991	$(317,213)

Operating Income (Loss)

We had operating loss of $3,432 for the year ended December 31, 2015, compared to an operating loss of $258,725 for the year ended December 31, 2014.  This difference was largely attributable to royalty revenue of $300,000 in 2015 that we did not have in 2014.  The royalty revenue is entirely from the intellectual property our Genie Gateway subsidiary licenses to AllCom, our largest shareholder and an entity controlled by our officers and directors as a group.   Our revenue from cable internet sales in 2015 was similar to 2014.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the year ended December 31, 2015 was $803,583 compared to $524,163 for the year ended December 31, 2014.  Our revenue for the year ended December 31, 2015 included $503,583 from our Summit Digital subsidiary and $300,000 in royalty revenue from our Genie Gateway subsidiary, the latter received from AllCom, our largest shareholder, for intellectual property we license to it.  The revenue from our Summit Digital subsidiary was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the year ended December 31, 2014 was derived entirely from the operations of Summit Digital.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2015 were $251,421, compared to $309,644 for the same period in 2014.  The cost of goods sold for the year ended December 31, 2015 was entirely related to the revenues generated from Summit Digital, Inc. In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $372,116 for the year ended December 31, 2015, compared to $240,766 for the year ended December 31, 2014.  Our primary general and administrative expenses for the period in 2015 were wages and consulting, which were approximately $221,853.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $169,626 for the year ended December 31, 2015, compared to $216,723 for the year ended December 31, 2014.  The decrease in our salaries and wages for the year ended December 31, 2015 was a result of the fact that in the first quarter of 2014 we had accrued $100,000 in aggregate salaries for two of our former officers and we did not have that accrual in 2015.  However, we do expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the year ended December 31, 2015, we had depreciation of $13,852, primary related to office equipment and cable and wireless plant assets.  We had a similar expense of $15,755 for the year ended December 31, 2014.

Interest Income/Expense

We had interest expense $2,656 for the year ended December 31, 2015, compared to interest expense of $173,199 for the year ended December 31, 2014.  During the year ended December 31, 2015 interest expense primarily related to our line of credit with Huntington National Bank, while the interest expense for the same period in 2014 primarily related to convertible debt we had outstanding.  The significant change in interest income in 2014 compared to interest expense in 2015 was primarily due to the fact we retired certain convertible debt and related derivative liabilities in the second quarter of 2015.

Gain (Loss) on Derivative Liability

During the year ended December 31, 2015 we had $121 gain on derivative liability compared to $90,118 in the year ended December 31, 2014, because we retired our convertible debt and had very little derivative liabilities outstanding during in 2015.  For the year ended December 31, 2014, the $90,118 non-cash gain on derivative liabilities we recognized was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Income (Expense)

During the year ended December 31, 2015 and December 31, 2014, we had other expense of $39,958 and $24,593, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of December 31, 2015 was $75,144 and our monthly cash flow burn rate is approximately $15,000.  As a result, we have short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes.  We currently believe we will be able to satisfy our cash needs from our revenues within the next year but there is no guarantee will be successful in generating sufficient operations and/or satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2015 and 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014	Change

Cash	$75,144	$11,833	$63,311
Total Current Assets	912,899	39,431	873,468
Total Assets	1,058,504	197,168	861,336
Total Current Liabilities	223,629	328,088	(104,459)
Total Liabilities	$235,504	$328,088	$(92,584)

Our current assets increased by $873,468 as of December 31, 2015 as compared to December 31, 2014.  The increase in our current assets between the two periods was attributed to an increase in our cash on hand of $63,311 and an increase of $796,748 in other current assets related to stock agreements totaling $800,000.

Our current liabilities decreased by $104,459, as of December 31, 2015 as compared to December 31, 2014.  This decrease was due to decreases in our accounts payable, accrued expenses and convertible notes payable (net), partially offset by a slight increase in our current portion of long term debt.  As a result, our total liabilities decreased by $92,584.

In order to repay our obligations in full or in part when due, we may be required to raise capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2015 of $75,144 and $11,833 on December 31, 2014.  Based on our revenues, cash on hand and current monthly burn rate of approximately $15,000, we will need raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $869,686 for the year ended December 31, 2015, as compared to $200,601 for the year ended December 31, 2014.  In 2015, the net cash used for operating activities consisted primarily of our net income of $33,991, adjusted primarily by depreciation and amortization of $12,102 and changes in operating assets and liabilities consisting of increases in accounts receivable of $8,409, prepaid expenses of $5,000 and other current assets of $796,748, and decreases in accounts payable $29,278, accrued expenses of $60,579, and note payable of $15,765.  In 2014, the net cash used in operating activities consisted primarily of our net loss of $317,213, adjusted primarily by depreciation and amortization of $15,755, amortization of discount of $75,474 and gain on re-measurement of derivative of $90,118, and changes in operating assets and liabilities consisting of increases in accounts receivable of $7,965, prepaid expenses of $10,500 and other current assets of $1,281, and decreases of accounts payable of $31,906 and accrued expenses of $63,849.

Investments

We did not have any cash used for investing activities in the years ended December 31, 2015 and had $4,060 related to the purchase of property and equipment in the year ended December 31, 2014.

Financing

Our net cash provided by financing activities for the year ended December 31, 2015 was $932,997, compared to $107,500 for the year ended December 31, 2014.  For 2015, our financing activities related to increase in long term debt of $13,038 and preferred stock issued for assets of $919,959. For 2014, our financing activities related to preferred stock issued for assets of $2,000 and proceeds from convertible debt of $105,500.

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations for 2016 through 2020:

	2016 (1)	2017	2018	2019	2020	Total

Debt obligations	$-	$-	$-	$-	$-	$-
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

(1)

The interest amount for the contractual obligation for 2016 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)             Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2015.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2015, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Thomas E. Skala	69	President and Director

Mark A. Newgreen	53	Chief Financial Officer and Director

Randall L. Skala	47	Secretary, Chief Operating Officer and Director

Stuart C. Scamman	55	Chief Technology Officer and Director

Thomas E. Skala is our President and a member of our Board of Directors, positions he has held since April 9, 2015.  Mr. Skala is the main inventor of the technology utilized by AllCom has served as AllCom’s Chief Executive Officer since AllCom’s inception in 1997.  From 1974 to 1977, Mr. Skala was President of MCB Systems, a provider of a private label credit card services nationwide.  In 1976 Mr. Skala founded Electronic Financial Systems, which in 1981 became Electronic Clearing House. Mr. Skala served as both President and Chairman for ten years of the two related firms: Electronic Clearing House, an electronic credit card processing company, which was eventually sold to Intuit, (NASADAQ: INTU); and General Credit Leasing Corporation, a provider of specialty equipment and leasing services for point-of-sale and other transaction management devices.  In 1989 Mr. Skala became Chairman of InfoUSA, a position he still holds.

Mark A. Newgreen is our Chief Financial Officer and a member of our Board of Directors, positions he has held since January 12, 2015.  Mr. Newgreen has served as AllCom’s Chief Financial Officer since April 9, 2015, a position he still holds. Prior to joining AllCom, from March 2008 until December 31, 2014 Mr. Newgreen was the Chief Financial Officer of Cascade Finance Partners, growing investment banking / private equity group which acquired or started up numerous companies in a variety of industries.  Cascade’s portfolio included GameWorks Entertainment (acquired from Sega during Mark’s tenure), JBC Entertainment (Jillian’s chain bolted onto the Sega Acquisition), Colorlabs Enterprises, (postal/addressing machine ink cartridges), IOG Products (impact sensors for shipping), CDC Data (Scanners), and Kamako Manufacturing (proprietary equipment used on oil rigs).   Prior to joining Cascade, Mr. Newgreen spent several years (2001 – 2007) as Chief Financial Officer of Coldwell Banker Commercial Advisory Services Group where he was involved with valuations, feasibility studies, and various repositioning analysis.  He also assisted with raising both debt and equity capital for a variety of development projects.  Prior to these positions, Mr. Newgreen’s resume includes positions as the Senior Vice President of Underwriting at Coast Business Credit and twelve years in public accounting at KPMG Peat Marwick.  Mr. Newgreen is a California licensed Certified Public Accountant and holds a bachelor’s degree from California State University, Fullerton with concentrations in both accounting and management information systems.  Previously, Mark spent 3 years studying at University of California, Irvine in its Engineering and Computer Science departments.

Randall L. Skala is our Secretary, Chief Operating Officer and a member of our Board of Directors, positions he has held since April 9, 2015.  Mr. Skala has been the Secretary and Chief Operating Officer of AllCom since AllCom’s inception in 1997.   In these positions, Mr. Skala has been responsible for creating many of the key operational guidelines by which the company operates today.  Prior to his time at AllCom, Mr. Skala was Technical Support Manager for Infotainment Network, where he developed a powerful understanding of maintaining a full-time, always ready, information delivery service.  From there, Skala went on to become Technical and Operations manager of Infotrust Telco, a provider of national and international calling card and value-add telecom services, before moving up to VP of Operations.

Stuart C. Scamman is our Chief Technology Officer and a member of our Board of Directors, positions he has held since April 9, 2015.  Mr. Scamman has been the Chief Technology Officer of AllCom since AllCom’s inception in 1997.   In this position, Mr. Scamman has been the chief architect of AllCom’s product designs and overall technical strategy.  He the primary person responsible for giving AllCom’s product line a consistent look and feel, as well as its thorough integration.  Prior to joining AllCom, Mr. Scamman developed telecommunications software on a variety of platforms and was also responsible for developing and maintaining large, integrated database applications in conjunction with the telecom programs, at Telecom Technologies.

Family Relationships

Mr. Thomas E. Skala and Mr. Randall L. Skala are father and son, respectively.  There are no other family relationships between or among the above Directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Conflicts of Interest

Potential conflicts of interest are inherent in the relationships between the Company and its officers and directors.  From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of the Company and other businesses with which the Company’s affiliates are associated.  The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor its shareholders will have any right to require participation in such other activities. Further, because the Company intends to transact business with some of its officers, directors and affiliates, as well as with firms in which some of its officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  The Company believes that such transactions will be effected on terms at least as favorable to the Company as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, the Company has adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to the Company at the time it is authorized or approved by its directors.

The Company’s policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  The Company understands that it will be difficult to enforce its policies and procedures and will rely and trust its officers and directors to follow the policies and procedures.  The Company will implement our policies and procedures by requiring the officer or director who is not in compliance with its policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the best of its knowledge, none of the Company’s directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of its directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Thomas E. Skala	0	0	1
Mark A. Newgreen	0	0	1
Randall L. Skala	0	0	1
Stuart C. Scamman	0	0	1

Board Meetings and Committees

During the 2014, 2015 and 2016 fiscal year to date, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board of Directors attended the meetings.  The written actions were by unanimous consent.

Code of Ethics

The Company has not adopted a written code of ethics, because it believes and understands that its officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Audit Committee

The Company does not currently have an audit committee.

Compensation Committee

The Company does not currently have a compensation committee.

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2015 and 2014, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Thomas E. Skala(1)	2015	38,000	-0-	-0-	-0-	-0-	-0-	-0-	38,000
President and Director	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Mark A. Newgreen(2)	2015	38,000	-0-	-0-	-0-	-0-	-0-	-0-	38,000
CFO and Director	2014	N/A	N/A					N/A	N/A

Randall L. Skala(3)	2015	38,000	-0-	-0-	-0-	-0-	-0-	-0-	38,000
Secretary, COO and Director	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Stuart C. Scamman(4)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CTO and Director	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Thomas Nix (5)(6)	2015	33,000	-0-	-0-	-0-	-0-	-0-	-0-	33,000
Former	2014	$86,000	$-0-	-0-	-0-	-0-	-0-	-0-	$86,000
Chief Executive Officer

Stephen Spencer (5)(6)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former	2014	$50,000	$-0-	-0-	-0-	-0-	-0-	15,000	$65,000
Chief Financial Officer
and Secretary

(1)

Mr. Thomas Skala was appointed as our President and  to our Board of Directors on April 9, 2015.

(2)

Mr. Newgreen was appointed as our Chief Financial Officer and  to our Board of Directors on April 9, 2015.

(3)

Mr. Randall Skala was appointed as our Secretary, Chief Operating Officer and  to our board of directors on April 9, 2015.

(4)

Mr. Scamman was appointed as our Chief Technical Officer and  to our board of directors on April 9, 2015.

(5)

Effective June 4, 2013, Mr. Nix and Mr. Spencer were appointed to our board of directors and named executive officers in connection with the issuance of 99,000,000 shares of our common stock to Summit Digital Holdings, Inc.  In connection with the change in control transaction, Mr. Nix was appointed as our President and Chief Executive Officer and Mr. Spencer was appointed our Chief Financial Officer.  Both Nix and Spencer were awarded $50,000 in accrued compensation in 2014.  The accrued compensation will be paid when the funds are available to us.

(6)

Upon the closing of the Share Exchange Agreement with AllCom on April 9, 2015, Thomas Nix submitted his resignation as our Chief Executive Officer and Stephen Spencer submitted his resignation as our Chief Financial Officer and Secretary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for fiscal year 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Thomas E. Skala	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Mark A. Newgreen	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Randall L. Skala	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Stuart C. Scamman	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Thomas Nix	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Stephen Spencer	-0-	-0-	-0-	-0-	-	-0-	-0-	-0-	-0-

Employment Contracts

We do not have employment agreements with our employees.

Long-Term Incentive Plans. We do not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2015.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2015.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

The following table sets forth director compensation for 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas E. Skala	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark A. Newgreen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randall L. Skala	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Stuart C. Scamman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas Nix[1]	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Stephen Spencer[2]	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1 Mr. Nix resigned as a member of our Board of Directors effective April 9, 2015.

2 Mr. Spencer resigned as a member of our Board of Directors effective April 9, 2015.

No director received compensation for the fiscal years December 31, 2015 and December 31, 2014. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2016, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Shares		Percent of Class	Percent of Total Voting Rights(7)

Thomas E. Skala (3)(4)	President and Director	250,000		1.1%	<1%

Mark A. Newgreen (3)(4)	CFO and Director	250,000		1.1%	<1%

Randall L. Skala (3)(4)	Secretary, COO and Director	250,000		1.1%	<1%

Stuart C. Scamman (3)(4)	CTO and Director	250,000		1.1%	<1%

AllCom (5) 4570 South Eastern Avenue, Suite 26-221 Las Vegas, Nevada 89119	5% Shareholder	17,924,655		77.2%	10.66%

All Officers and Directors as a Group (4 persons)		18,924,655	(6)	81.5%	11.25%

(1)

As of April 12, 2016, there were 23,217,005 shares of common stock outstanding (post reverse stock split).  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 4570 South Eastern Avenue, Suite 26 – 221, Las Vegas, Nevada 89119.

(3)

Indicates an officer and/or director of the Company.

(4)

Indicates an executive officer of AllCom, but such individual does not exert control over securities owned by AllCom and is not attributed ownership of securities owned by AllCom, except Mr. Skala, who owns, together with a family trust, approximately 67% of AllCom’s outstanding voting control.

(5)

All of our officers and directors own stock of AllCom, and together control approximately 82% of AllCom’s outstanding voting rights, including Mr. Skala, who owns, together with a family trust, approximately 67% of AllCom’s outstanding voting control.

(6)

Due to approximately 82% of AllCom’s voting securities being controlled by our officers and directors, AllCom’s securities have been attributed to our officers and directors as a group for the purpose of this table.

(7)

Calculated based on a total of 168,160,866 votes outstanding, consisting of 23,217,005votes from common stockholders and 144,160,866 votes from Series C Preferred Stock holders.

Series C Preferred Stock(1)

Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	No. of Pre-Split Shares	Percent of Class	Percent of Total Voting Rights(8)

Thomas E. Skala (3)(4)	President and Director	0	0%	0%

Mark A. Newgreen (3)(4)	CFO and Director	0	0%	0%

Randall L. Skala (3)(4)	Secretary, COO and Director	0	0%	0%

Stuart C. Scamman (3)(4)	CTO and Director	0	0%	0%

AllCom(6) 4570 South Eastern Avenue, Suite 26-221 Las Vegas, Nevada 89119	5% Shareholder	10,000,000(5)(6)	100%	86.2%

All Officers and Directors as a Group (4 persons)		10,000,000(7)	100%	86.2%

(1)

As of April 12, 2016, there were 10,000,000 shares of Series C Convertible Preferred Stock outstanding.  Shares subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 4570 South Eastern Avenue, Suite 26 – 221, Las Vegas, Nevada 89119.

(3)

Indicates an officer and/or director of the Company.

(4)

Indicates an executive officer of AllCom, but such individual does not exert control over securities owned by AllCom and is not attributed ownership of securities owned by AllCom, except Mr. Skala, who owns, together with a family trust, approximately 67% of AllCom’s outstanding voting control.

(5)

These shares of Series C Convertible Preferred Stock are convertible into 144,994,200 shares of our post-stock split common stock.

(6)

All of our officers and directors own stock of AllCom, and together control approximately 82% of AllCom’s outstanding voting rights, including Mr. Skala, who owns, together with a family trust, approximately 67% of AllCom’s outstanding voting control.

(7)

Due to approximately 82% of AllCom’s voting securities being controlled by our officers and directors, AllCom’s securities have been attributed to our officers and directors as a group for the purpose of this table.

(8)

Calculated based on a total of 168,160,866 votes outstanding, consisting of 23,217,005 votes from common stockholders and 144,160,866 votes from Series C Preferred Stock holders.

Change in Control

As a result of the Share Exchange Transaction with AllCom, we issued AllCom (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series B Convertible Preferred Stock attached hereto, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, restricted in accordance with Rule 144, with the rights and preferences in the Certificate of Designation for the Series C Convertible Preferred Stock attached hereto (such transaction, the “Share Exchange Transaction”), all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which as noted below, have been transferred to AllCom, but were retired when our a reverse stock split of our common stock went effective on September 9, 2015).  As a result of the Share Exchange Transaction with AllCom we underwent a change in our voting control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 9, 2015, we closed the transaction contemplated by an Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 1,257,989 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which were retired once our reverse stock split of our common stock went effective on September 9, 2015).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the business of being a unified solutions company offering communications and payment processing on a single platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

AllCom is now our largest shareholder and our officers and directors, as a group, control approximately 82% of AllCom’s outstanding voting rights.

We currently have a licensing arrangement with AllCom, under which AllCom is required to pay us $100,000 or 50% of gross profit, whichever is greater, per quarter in exchange for licensing the intellectual property related to our products and services.  AllCom plans to market those products to certain industries where we do not plan on selling our products.

On September 9, 2015, our common stock underwent a 1-for-100 reverse stock split.  The share numbers in this Annual Report are expressed in post-stock split numbers.  The 5,000,000 shares of Series B Convertible Preferred Stock that were issued in the Share Exchange Transaction were automatically converted into 16,666,666 shares of our post-split common stock upon the reverse stock split going effective.  In addition, upon the effectiveness of the reverse stock split we retired our Series A Preferred Stock, which are no longer outstanding.

Corporate Governance

As of December 31, 2015, our Board of Directors consisted of Thomas E. Skala, Mark A. Newgreen, Randall L. Skala and Stuart C. Scamman.  As of December 31, 2015, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and December 31, 2014 for professional services rendered by Pinaki & Associates, LLC (“Pinaki”) for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$12,000	$12,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$12,000	$12,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Pinaki and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Pinaki’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)

Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)

Exhibits

Refer to (b) below.

(b)

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
31.1
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31.2
Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).
(32)	Section 1350 Certifications
32.1
Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2
Section 1350 Certification of Chief Accounting Officer (filed herewith).

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

Genie Gateway

Dated: April 19, 2016	/s/ Thomas E. Skala
By: Thomas E. Skala
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2016	/s/ Mark A. Newgreen
By: Mark A. Newgreen
Its: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2016	/s/ Thomas E. Skala
By: Thomas E. Skala, Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2016	/s/ Mark A. Newgreen
By: Mark A. Newgreen, Director and Chief Financial Officer (Principal Accounting Officer)

Dated: April 19, 2016	/s/ Randall L. Skala
By: Randall L. Skala, Director, Secretary and Chief Operating Officer

Dated: April 19, 2016	/s/ Stuart C. Scamman
By: Stuart C. Scamman, Director and Chief Technical Officer

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheet

F-3

Consolidated Statement of Operations

F-4

Consolidated Statements of Comprehensive Loss

F-5

Consolidated Statements of Changes in Stockholders' Equity

F-6

Consolidated Statement of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-8

Supplementary Data

Not applicable

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE  19711

   Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

To The Board of Directors

Genie Gateway

107 W. Bridge St., Portland

MI 48875

We have audited the accompanying consolidated balance sheets of Genie Gateway and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WWA Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

s/d

Pinaki & Associates, LLC

Newark, DE

April 14, 2016

F-3

Genie Gateway
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$75,144	$11,833
Accounts Receivable	32,755	24,346
Prepaid Expenses	5,000	-
Other current assets	800,000	3,252

Total current assets	912,899	39,431
Property and Equipment (net)	145,605	157,737

Total Assets	$1,058,504	$197,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	80,730	110,008
Accrued expenses	139,399	199,978
Convertible notes payable (net)	-	15,765
Current portion of long term debt	3,500	2,337

Total current liabilities	223,629	328,088

Long term debt	11,875	-

Total liabilities	$235,504	$328,088

Stockholders' equity:
Preferred stock - Series C, $0.001 par value, 100,000,000 shares authorized
10,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 800,000,000 shares authorized;
21,667,005 and 100,000,000 shares respectively issued and outstanding	350,358	241,917
Additional paid-in capital	992,486	180,968
Retained earnings	(408,196)	(442,157)
Recapitalization pursuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	823,000	(130,920)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,058,504	$197,168

The accompanying notes are integral part of these financials statements.

Genie Gateway
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014

Net revenues:
Revenue from Cable/Internet sales	$503,583	$524,163
Royalty revenue	300,000	-
Total net revenues	803,583	524,163

Cost of Goods Sold	251,421	309,644

Gross Income	552,162	214,519
Operating expenses:
General, selling and administrative expenses	372,116	240,766
Salaries and wages	169,626	216,723
Depreciation	13,852	15,755

Total operating expenses	555,594	473,244

Income (loss) from operations	(3,432)	(258,725)

Other income (expense)
Interest income (expense)	(2,656)	(173,199)
Gain (loss) on derivative liability	121	90,118
Other income (expense)	39,958	24,593

Total other income (expense)	37,423	(58,488)

Income (loss) before income tax	33,991	(317,213)

Provision for income taxes

Net income (loss)	$33,991	$(317,213)

Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-
Weighted average shares - Basic	167,434,410	167,434,410
Weighted average shares - Diluted	167,434,410	167,434,410

The accompanying notes are integral part of these financials statements.

Genie Gateway
Consolidated Statement of Shareholder's Equity

									Total
						Additional			Stockholders'
	Preferred Stock		Common Stock			Paid-in	Recapital-	Accumulated	Equity
	Shares	Amount	Shares	Amount		Capital	ization	Deficit	(Deficit)

Balance, December 31, 2012			990,000	99,000		-	(99,000)	(35,968)	(35,968)
Stock issued for services			10,000	1,000		17,000			18,000
Recapitalization						137,253	(14,648)		122,605
(Loss) for the year ended
December 31, 2013								(88,976)	(88,976)

Balance, December 31, 2013			1,000,000	100,000		$154,253	$(113,648)	$(124,944)	$15,661
Stock issued for cash	2,000,000	2,000							2,000
Stock issued for debt			100,000	10,000		(9,000)			1,000
Stock issued for convertible debt			1,329,170	132,917		52,715			185,632
Stock returned for accounts payable			(10,000)	(1,000)		(17,000)			(18,000)
(Loss) for the year ended
December 31, 2014								(317,213)	(317,213)

Balance, December 31, 2014	2,000,000	2,000	2,419,170	241,917		$180,968	$(113,648)	$(442,157)	$(130,920)

Stock issued for assets			1,333,334	108,441		811,518			919,959
Stock retired in conjuction with Merger	(2,000,000)	(2,000)							-
Stock retired in conjuction with Merger	5,000,000	5,000							-
Stock converted to common stock	(5,000,000)	(5,000)	16,656,512	-	-	-			-
Stock issued in conjuction with Merger	10,000,000	10,000	1,257,989	-	-	-			-

Income for the year ended								33,961	33,961
Balance, December 31, 2015	10,000,000	10,000	21,667,005	350,358		$992,486	$(113,648)	$(408,196)	$823,000

The accompanying notes are an integral part of these consolidated financial statements.

Genie Gateway
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$33,991	$(317,213)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	12,102	15,755
Ammortization of discount	-	75,474
(Gain) Loss on re-measurement of derivative	-	(90,118)

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(8,409)	7,965
Prepaid Expenses	(5,000)	10,500
Other current assets	(796,748)	1,281
Increase (decrease) in:
Accounts Payable	(29,278)	31,906
Accrued Expenses	(60,579)	63,849
Note Payable	(15,765)	-
Net Cash Provided (Used) in Operating Activities	(869,686)	(200,601)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(4,060)
Net Cash Provided (Used) by Investing Activities	-	(4,060)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	-
Increase in long term debt	13,038	-
Preferred stock issued for assets	919,959	2,000
Proceeds from convertible debt	-	105,500
Net Cash Provided by Financing Activities	932,997	107,500

Long-term debt reclassified to short-term	-	(8,653)
Effect of recapitalization	-	-
Forgiveness of debt	-	-
Convertible debt discount	-	(100,944)
Derivative Liability	-	168,010
Common stock redeemed for accounts payable	-	(18,000)
Common stock issued for services
Common stock issued for debt	-	57,367

NET INCREASE IN CASH	63,311	619

CASH AT BEGINNING OF PERIOD	11,833	11,214
CASH AT END OF PERIOD	$75,144	$11,833

The accompanying notes are an integral part of these consolidated financial statements.

Genie Gateway Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The following unaudited consolidated balance sheets and statements of operations give effect to WWA

Agreement of Exchange of Stock (the “Share Exchange Agreement”) by and between us, AllCom, a Nevada corporation (“AllCom”) and Genie Gateway, a California corporation (“Genie”), dated as of January 30, 2015, as amended, and consummated April 9, 2015 pursuant to which AllCom transferred to us 100% of the common stock of Genie in exchange for the issuance of: (i) 125,798,890 shares of our Common Stock, restricted in accordance with Rule 144, (ii) 5,000,000 shares of our Series B Convertible Preferred Stock, and (iii) 10,000,000 shares of our Series C Convertible Preferred Stock, all of which shares equate to approximately 97% of our outstanding voting control (not including the shares of our Series A Convertible Preferred Stock, which will be retired once we effect a reverse stock split of our common stock).  As a result of closing this transaction, Genie became our wholly-owned subsidiary and now, in addition to managing our cable operations that we control through our subsidiary, Summit Digital, Inc., we are now also in the unified solutions business of being a unified communications and payment processing platform that blends business products and services - traditionally purchased from multiple vendors - into one seamless service, through Genie.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Genie Gateway is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their historical book value and no goodwill has been recognized, as required by the rules and regulations of the SEC.

On June 26, 2015 the Company filed its Definitive 14-C document with the Securities and Exchange Commission to recapitalize The Company, including but not limited to, reducing the number of authorized common shares from 800M to 500M shares, a 100 to 1 reverse stock split of its outstanding common shares, the elimination of Class A preferred stock, and changing the name of the Company from WWA Group Inc. to Genie Gateway.  The Company also filed the necessary documents with FINRA requesting to change its stock trading symbol from “WWAG” to “ GGWY”.  The name change and reverse stock split went effective with FINRA on September 9, 2015.  The symbol change went effective in the middle of October 2015.

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

Genie Gateway Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2015 and 2015, there were no cash and cash equivalents held with a bank as compensating balance against borrowing arrangements.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company keeps a very tight credit and collection policy.  Late, or no pays are assessed each month.  Determination of collectability is assessed and service shut off when determination is adverse. Accounts receivable balances are written off immediately after determination has been made. The Company’s trade accounts receivable was $32,755 and $24,346 at December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at December 31, 2015 and 2014.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015 and 2014.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Genie Gateway Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Genie Gateway Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

Office and cable/internet equipment

$   16,043

$    20,967

Internet tower

     11,875

      11,875

Cable plant and head end assets

       5,512

    175,000

Total property and equipment

     33,430

    207,842

Less:  accumulated depreciation

  (22,394)

     (50,105)

Equals:  Property and equipment, net

$  11,036

$   157,737

Depreciation expense for the years ended December 2015 and 2014 was $13,852 and $15,755 respectively.

Genie Gateway Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – INCOME TAXES

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases on a month to month basis.

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

F-11