Form 10-K/A
period 2015-12-31
GENIE GATEWAY
filed 2016-04-21
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).   Yes              No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on April 19, 2016 (the “Original Filing Date”), solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. These exhibits were inadvertently not included with our Form 10-K filing.  Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Genie Gateway

Dated: April 20, 2016	/s/ Thomas E. Skala
By: Thomas E. Skala
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: April 20, 2016	/s/ Mark A. Newgreen
By: Mark A. Newgreen
Its: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 20, 2016	/s/ Thomas E. Skala
By: Thomas E. Skala, Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 20, 2016	/s/ Mark A. Newgreen
By: Mark A. Newgreen, Director and Chief Financial Officer (Principal Accounting Officer)

Dated: April 20, 2016	/s/ Randall L. Skala
By: Randall L. Skala, Director, Secretary and Chief Operating Officer

Dated: April 20, 2016	/s/ Stuart C. Scamman
By: Stuart C. Scamman, Director and Chief Technical Officer