Form 10-Q
period 2016-03-31
GENIE GATEWAY
filed 2016-06-02
CIK 1036478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 26, 2016, there were 23,217,005 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Consolidated Financial Statements

The unaudited condensed consolidated interim financial statements of registrant for the three months ended March 31, 2016 and 2015 are below. The unaudited condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

Genie Gateway
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$10,567	$75,144
Accounts Receivable	125,589	32,755
Prepaid Expenses	5,000	5,000
Other current assets	800,000	800,000

Total current assets	941,156	912,899
Property and Equipment (net)	146,892	145,605

Total Assets	$1,088,048	$1,058,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	96,597	80,730
Accrued expenses	135,008	139,399
Current portion of long term debt	2,000	3,500

Total current liabilities	233,605	223,629

Long term debt	11,875	11,875

Total liabilities	$245,480	$235,504

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
10,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 500,000,000 shares authorized;
23,217,005 shares issued and outstanding	350,358	350,358
Additional paid-in capital	992,486	992,486
Retained earnings	(388,628)	(408,196)
Recapitalization persuant to reverse acquisition	(113,648)	(113,648)

Total stockholders' equity:	842,568	823,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,088,048	$1,058,504

The accompanying notes are integral part of these financials statements.

Genie Gateway
Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net revenues:
Revenue from Cable/Internet sales	$108,938	$116,347
Royalty revenue	100,000	-
Total net revenues	208,938	116,347

Cost of Goods Sold	45,677	56,224

Gross Income	163,261	60,123
Operating expenses:
General, selling and administrative expenses	98,836	80,294
Salaries and wages	43,726	24,842
Depreciation	900	4,142

Total operating expenses	143,462	109,278

Income (loss) from operations	19,800	(49,155)

Other income (expense)
Interest income (expense)	(521)	(579)
Gain (loss) on derivative liability	-	(10,153)
Other income (expense)	290	19,250

Total other income (expense)	(231)	8,518

Income (loss) before income tax	19,569	(40,637)

Provision for income taxes

Net income (loss)	$19,569	$(40,637)

Basic income (loss) per share	$-	$-
Diluted income (loss) per share	$-	$-
Weighted average shares - Basic	167,434,410	167,434,410
Weighted average shares - Diluted	167,434,410	167,434,410

The accompanying notes are integral part of these financials statements.

Genie Gateway
Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$19,569	$(40,637)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	900	4,142
Ammortization of discount	-	-
(Gain) Loss on re-measurement of derivative	-	10,153

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(92,834)	2,669
Prepaid Expenses	-	-
Other current assets	-	(6,155)
Increase (decrease) in:
Accounts Payable	15,867	(23,692)
Accrued Expenses	(4,391)	43,645
Note Payable	(1,500)	-

Net Cash Provided (Used) in Operating Activities	(62,389)	(9,875)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(2,188)	-

Net Cash Provided (Used) by Investing Activities	(2,188)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	-
Increase in long term debt	-	-
Preferred stock issued for cash	-	-
Proceeds from convertible debt	-	-

Net Cash Provided by Financing Activities	-	-

Long-term debt reclassified to short-term	-	-
Effect of recapitalization	-	-
Forgiveness of debt	-	-
Convertible debt discount	-	2,552
Derivative Liability	-	4,462
Common stock redeemed for accounts payable	-	1,920
Common stock issued for services
Common stock issued for asset	-	-

NET INCREASE IN CASH	(64,577)	(941)

CASH AT BEGINNING OF PERIOD	75,144	11,833

CASH AT END OF PERIOD	$10,567	$10,892

The accompanying notes are an integral part of these consolidated financial statements.

Genie Gateway

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Genie Gateway for the period ended March 31, 2016 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

On July 12, 2012 we entered into a Share Exchange Agreement (the “SD Agreement”), subject to shareholder approval, to acquire all of the issued and outstanding shares of Summit Digital, Inc. (“Summit”) from Summit Digital Holdings, Inc. in exchange for shares of our common stock. The SD Agreement provided that Summit would exchange 100 shares or 100% of the issued and outstanding shares of Summit for 99,000,000 shares of our Common Stock, par value $001 per share.

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

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Summary of Results of Operations

	Three Months Ended March 31,
	2016	2015
Net revenues:
Revenue from cable/internet sales	$108,938	$116,347
Royalty / intellectual properties revenue	100,000	-
Total net revenues	208,938	116,347

Cost of goods sold	45,677	56,224
Gross Profit	163,261	60,123

Operating expenses:
General selling, and administrative expenses	98,835	80,294
Salaries and wages	43,726	24,842
Depreciation	900	4,142

Total operating expenses	143,462	109,278

Income (loss) from operations	19,800	(49,155)

Other income (expense)
Interest income (expense)	(521)	(579)
Gain (loss) on derivative liability	-	(10,153)
Other income (expense)	290	19,250

Net income (loss)	$19,569	$(40,637)

Operating Income (Loss)

We had operating income of $19,800 for the three months ended March 31, 2016, compared to an operating loss of $49,155 for the three months ended March 31, 2015.  This difference was attributable to an increase of $100,000 in revenue from royalty revenue in the period in 2016 compared to 2015 and lower cost of goods sold, offset by slightly lower revenue from cable/internet sales, higher general, selling and administrative expenses, and higher salaries and wages.  We expect our operating income (loss) to continue to be significantly impacted by our acquisition of Genie Gateway.

Revenue

Our revenue from the three months ended March 31, 2016 was $208,938 compared to $116,347 for the three months ended March 31, 2015.  Our revenue for the three months ended March 31, 2016 included $108,938 from our Summit Digital subsidiary and $100,000 in royalty revenue from our Genie Gateway subsidiary, the latter received from AllCom, our largest shareholder, for intellectual property we license from it.  The revenue from our Summit Digital subsidiary was the result of sales of Summit Digital’s bundled services such as basic TV, premium TV, pay-per-view, broadband Internet, and voice telephony.  Our revenue for the three months ended March 31, 2015 was derived entirely from the operations of Summit Digital, as we had not completed the acquisition of our Genie Gateway subsidiary as of March 31, 2015.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2016 were $45,677, compared to $56,224 for the same period in 2015.  The cost of goods sold for the three months ended March 31, 2016 was entirely related to the revenues generated from Summit Digital, Inc. In future periods we expect our cost of goods sold to increase as a result of our acquisition of Genie Gateway on April 9, 2015.

General, Selling and Administrative Expenses

General, selling and administrative expenses were $98,836 for the three months ended March 31, 2016, compared to $80,294 for the three months ended March 31, 2015.  Our primary general and administrative expenses for the period in 2016 were consulting, legal and accounting fees, which were approximately $71,061.  Our primary general and administrative expenses for the period in 2015 were wages and consulting.   The increase in our general, selling and administrative expenses was largely due to the increases related to our acquisition of Genie Gateway.  We expect our general, selling and administrative expenses to increase significantly in future periods due to our acquisition of Genie Gateway.

Salaries and Wages

Our expenses related to salaries and wages were $43,726 for the three months ended March 31, 2016, compared to $24,842 for the three months ended March 31, 2015.  The increase in our salaries and wages for the three months in 2016 was a result of increases due to our acquisition of Genie Gateway.  We expect our salaries and wages will increase in future periods as a result of the acquisition Genie Gateway.

Depreciation

During the three months ended March 31, 2016, we had depreciation of $900, primary related to office equipment and cable and wireless plant assets.  We had expenses of $4,142 for the three months ended March 31, 2015, also related to equipment and cable and wireless plant assets.

Interest Income/Expense

We had interest expense $521 for the three months ended March 31, 2016, compared to interest expense of $579 for the three months ended March 31, 2015.  Interest expense for both periods relates primarily to our line of credit with Huntington National Bank.

Gain (Loss) on Derivative Liability

During the three months ended March 31, 2016 we did not have any gain (loss) on derivative liability because we retired our convertible debt and did not have any derivative liabilities outstanding during the period.  For the three months ended March 31, 2015, we recognized a non-cash loss on derivative liabilities of $10,153, which was due primarily to the change in fair value of the conversion option on convertible debt which was recorded as a derivative liability.

Other Income (Expense)

During the three months ended March 31, 2016 and March 31, 2015, we had other expense of $290 and $19,250, respectively.  These amounts were related to adjustments to correctly state balance sheet accounts.

Liquidity and Capital Resources for Three Months ended March 31, 2016 and 2015

Introduction

During the three months ended March 31, 2016 we generated a slight profit from our operations.  We had operating losses during the three months ended March 31, 2015, largely as a result of losses from our operations prior to our transaction with AllCom, which closed on April 9, 2015.  Our cash and cash equivalents as of March 31, 2016 was $10,567.  Beginning with the second quarter of 2016 we believe our revenue will be sufficient to support our current ongoing operating expenses going forward.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 compared to December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015	Change
Cash	$10,567	$75,144	$(64,577)
Total Current Assets	941,156	912,899	28,257
Total Assets	1,088,048	1,058,504	29,544
Total Current Liabilities	233,605	223,629	9,976
Total Liabilities	$245,480	$235,504	$9,976

Our total assets increased by $29,544 as of March 31, 2016 compared to December 31, 2015.  Our current assets increased by $28,257 over the same period.  These slight increases were primarily due to increases in our accounts receivable, which increased as a result of our acquisition of Genie Gateway.

Our current liabilities increased by $9,976 and our total liabilities increased by the same amount as of March 31, 2016 as compared to December 31, 2015.  These slight increases were primarily due to increases in our accounts payable.

Cash Requirements

We had cash and cash equivalents available as of March 31, 2016 of $10,567 and $75,144 as of December 31, 2015.  We believe our revenue will be sufficient to support our current ongoing business operations going forward.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $62,389 for the three months ended March 31, 2016, as compared to $9,875 for the three months ended March 31, 2015.  For the three months ended March 31, 2016, the net cash used in operating activities consisted primarily of our net income of $19,569, adjusted primarily by depreciation and amortization of $900, and changes in our operating assets and liabilities of an increase in accounts receivable of $92,834, an increase in accounts payable of $15,867, a decrease of $4,391 in accrued expenses, and a decrease of $1,500 in note payables.

Investing

       For the three months ended March 31, 2016 we had net cash used by investing activities of $2,188, all of which was attributed to the purchase of property and equipment.  We did not have any net cash provided by or used by investing activities in the three months ended March 31, 2015.

Financing

We did not have any net cash provided by financing activities in either of the three-month periods ended March 31, 2016 or 2015.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b)

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of March 31, 2016, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

(c)

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued the following unregistered securities:

We issued an aggregate of 1,550,000 shares of our common stock to twelve (12) different individuals for services rendered to us, of which shares 1,000,000 were issued to our officers and/or directors.  The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact that the recipients are either accredited or sophisticated investor and are familiar with our operations.

ITEM 3

Defaults Upon Senior Securities

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

During the period covered by this report there were no events which are required to be reported under this Item.

ITEM 5

Other Information

During the quarter ended March 31, 2016, we rolled out the first distribution of our new GenieCard, a totally secure debit card instrument designed to address the needs of tens of thousands of unbanked merchants and their customers. The GenieCard is an extension of our Genie CashBox and Check 22.  The GenieCard is intended to make it even easier for merchants and their customers to do business without using cash, even for those without access to traditional banking services.

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

10.3	Amendment No. 1 to the Share Exchange Agreement dated March 16, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.4	Amendment No. 2 to the Share Exchange Agreement dated March 31, 2016 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)
10.5	Amendment No. 3 to the Share Exchange Agreement dated April 2, 2015 (incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 10, 2015)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 15, 2015)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
31.2
(32)	Section 1350 Certifications
32.1
32.2

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Genie Gateway a Nevada corporation

Dated: June 2, 2016		/s/ Thomas E. Skala
	By:	Thomas E. Skala
	Its:	President and Chief Executive Officer